Form 10-K
period 1993-12-31
FIRST VIRGINIA BANKS INC
filed 1994-03-23
CIK 37032

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

         ANNUAL REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended              Commission file number 1-6580
       December 31, 1993

                       FIRST VIRGINIA BANKS, INC.
         (Exact name of registrant as specified in its charter)

           Virginia                                  54-0497561
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                       Number)

   6400 Arlington Boulevard
    Falls Church, Virginia                            22042-2336
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: 703/241-4000

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
         Title of each class                       which registered
         -------------------                   ------------------------
    Common Stock, Par Value $1.00        New York Stock Exchange, Inc. and
                                         Philadelphia Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Convertible Preferred Stock, Par Value $10.00

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.    Yes __X__ No_____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _____ No __X__

   The aggregate market value of the common stock of the registrant held by nonaffiliates as of February 25, 1994, was approximately $1,188,236,000. The registrant's voting preferred stock is not actively traded and the market value of such stock is not readily determinable.

   On February 25, 1994, there were 32,444,307 shares of common stock outstanding.

                                    INDEX
                                                                      Page
                                                                      ----
Part I

  Item 1. Business                                                       3
            Competitive Factors                                          3
            Regulation                                                   4
            Employees                                                    4
            Lines of Business                                            4
            Statistical Disclosure By Bank Holding Companies             4
            Executive Officers of the Registrant                         5

  Item 2. Properties                                                     7

  Item 3. Legal Proceedings                                              8

  Item 4. Submission of Matters to a Vote of Security Holders            8

Part II

  Item 5. Market for Registrant's Common Equity and Related
            Stockholder Matters                                          8

  Item 6. Selected Financial Data                                        9

  Item 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         10

  Item 8. Financial Statements and Supplementary Data                   42

  Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                         69

Part III

  Item 10. Directors and Executive Officers of the Registrant           69

  Item 11. Executive Compensation                                       74

  Item 12. Security Ownership of Certain Beneficial Owners
             and Management                                             83

  Item 13. Certain Relationships and Related Transactions               83

Part IV                                                               Page
                                                                      ----
  Item 14. Exhibits, Financial Statement Schedules
             and Reports on Form 8-K                                    84

           Signature                                                 86/87

           Financial Statements                                      42/66

           Exhibits:

             Exhibit  3. Articles of Incorporation and Bylaws

             Exhibit 11. Statement RE: Computation of per share data

             Exhibit 13. First Virginia Banks, Inc. 1993 Annual
                           Report to Stockholders
                           (Not included in Electronic Filing)

             Exhibit 22. Subsidiaries of Registrant

             Exhibit 24. Consent of Independent Auditors



                                   PART I
                                   ------

ITEM 1.  BUSINESS
         --------

     First Virginia Banks, Inc. (the "Corporation") is a registered bank holding company which was incorporated under the laws of the Commonwealth of Virginia in October, 1949. Since its formation in 1949, the Corporation has acquired control of 55 operating commercial banks, with three acquisitions in the State of Maryland and three in the State of Tennessee, and has organized seven new banks located in the State of Virginia. Forty-one of the banks have been merged or consolidated with other banks controlled by the Corporation and located in the same geographic area, so that, as of December 31, 1993, the Corporation owned all of the outstanding stock of 21 commercial banks (the "Member Banks") with combined assets of $6.916 billion. On that date, the Member Banks operated 268 offices throughout the State of Virginia, 37 offices in Maryland and 20 offices in Tennessee. In addition to the 21 banks, the Corporation owns, directly or through subsidiaries, several bank related member companies with offices in Virginia and six other states, making the Corporation the fourth largest Bank Holding Company with headquarters in the state and the sixth largest banking organization in Virginia, based on total assets of $7.037 billion as of December 31, 1993.


Competitive Factors
- -------------------

     Other banking organizations have been active in opening new banking offices through acquisition and control of existing banks, mergers, branching and formation of new banks and in acquiring or forming bank-related subsidiaries in areas where the Corporation's Member Banks compete. Accordingly, each Member Bank faces strong competition. Savings and loan associations and credit unions actively compete for deposits. Such institutions, as well as consumer finance companies, mortgage companies, loan production offices of out-of-state banks, factors, insurance companies and pension trusts are important competitors for various types of loans. The bank-related member companies also operate in highly competitive fields.

     At midyear 1993, the banking offices and deposits controlled by the Corporation's Member Banks represented approximately 12.7% and 9.4% of the banking offices and domestic bank deposits, respectively, in Virginia.


Regulation
- ----------

     The Corporation and its subsidiaries are subject to the supervision and examination of the Federal Reserve Board, the Federal Deposit Insurance Corporation and the state regulators of Virginia, Maryland and Tennessee which have jurisdiction over financial institutions and have obtained regulatory approval for their various activities to the extent required.


Employees
- ---------

     As of December 31, 1993, the Corporation and its subsidiaries employed 5,255 individuals.


Lines of Business
- -----------------

     All of the Corporation's income is derived from banking or bank-related activities. While each of the member companies is engaged in bank-related activities, several of them conduct lines of business not expressly permitted for banks under applicable regulations. During the last three years, the results of their operations have not been material in relation to the consolidated operating results of the Corporation.


Statistical Disclosure by Bank Holding Companies
- ------------------------------------------------

     The following statistical information appears in this Form 10-K on the page indicated:
                                                                       Page
                                                                       ----
     Average balance sheets and interest rates on
         earning assets and interest-bearing liabilities              12/17

     Average book value of investment securities                      12/17

     Average demand, savings and time deposits                        12/17

     Effect of rate-volume changes on net interest income             18/19

     Type of loans                                                       26

                                                                       Page
                                                                       ----
     Maturity ranges of time certificates of
         deposit of $100,000 or more                                     28

     Risk elements - loan portfolio                                      31

     Summary of loan loss experience                                     33

     Maturity ranges and average yields - investment
         securities                                                      35

     Loan maturities and sensitivity to changes in
         interest rates                                                  36

     Return on equity and assets, dividend payout
         ratio and equity to assets ratio                              9/10


Executive Officers of the Registrant
- ------------------------------------

     There are no arrangements or understandings between the named executive officers and any other person pursuant to which they were selected as an officer.

     There are no family relationships among the executive officers.

     Messrs. Campbell, Cash, Geithner, Hicks, Lanzillotta, O'Donnell and Zalokar and Ms. Tomlin have held their present positions with the Corporation for more than five years.

ROBERT H. ZALOKAR
Chairman of the Board and Chief Executive Officer since 1985 and President from 1978 through 1984; 38 years of service; BS, University of Kansas. Has held numerous executive officer positions with the First Virginia organization including President of First Virginia Bank, Falls Church, from 1973 to 1978, CEO from 1979 to 1985, and Chairman since 1979. Mr. Zalokar is 66.

PAUL H. GEITHNER, JR.
President and Chief Administrative Officer since 1985; 25 years of service; BA, Amherst College; MBA, Wharton Graduate Division, University of Pennsylvania. Elected Vice President 1969, responsible for member banks from 1973 to 1975; Senior Vice President 1974; Assistant to the Chairman and President 1978. Mr. Geithner is 63.

SHIRLEY C. BEAVERS, JR.
Executive Vice President since April 1992; President and Chief Executive Officer of First Virginia Services, Inc. since May 1986; 24 years of service; BS and MBA, American University. Has held various officer positions with First Virginia organizations including that of Executive Vice President and Chief Operating Officer, First Virginia Bank, Falls Church. Mr. Beavers is 48.

BARRY J. FITZPATRICK
Executive Vice President since April 1992; 24 years of service; BBA, University of Notre Dame; MBA, American University, and graduate of the Stonier Graduate School of Banking. Has held several officer positions with First Virginia organizations including Senior Vice President and Regional Executive Officer, Eastern Region, from March 1982 to April 1992 and President and CEO of member banks in the Roanoke Valley from 1972 to 1982. Mr. Fitzpatrick is 54.

RAYMOND E. BRANN, JR.
Senior Vice President and Regional Executive Officer, Eastern Region, since April 1992; 29 years of service, BS, University of Virginia; MBA, Old Dominion University. Has held various officer positions with First Virginia organizations including that of Senior Vice President and Regional Executive Officer, Tennessee-Western Virginia Region from December 1986 to April 1992, and President and CEO of several member banks, including First Virginia Bank-Colonial and Tri-City Bank and Trust Company. Mr. Brann is 53.

HUGH L.CAMPBELL
Senior Vice President since 1978; 30 years of service; AB, Washington & Lee University; MBA, Colgate Darden Graduate School of Business Administration, University of Virginia; Advanced Management Program, Harvard University, 1979. Responsible for commercial lending, loan administration and financial planning. Mr. Campbell is 56.

CHARLES R. CASH
Senior Vice President and Regional Executive Officer, Shenandoah Valley Region, since 1982; Chairman, President and CEO of First Virginia Bank-Shenandoah Valley since 1970; 30 years of service; graduate certificate, American Institute of Banking. Has held several executive officer positions with banks in the Shenandoah Valley area which have, through merger, become First Virginia Bank-Shenandoah Valley. Mr. Cash is 64.

DOUGLAS M. CHURCH, JR.
Senior Vice President since October 1990; 20 years of service; BS, University of Virginia, and graduate of The Stonier Graduate School of Banking. Has held various officer positions with First Virginia organizations including Executive Vice President of First Virginia Services, Inc. and Executive Vice President, Retail Services, of First Virginia Bank from May 1988 until October 1990. Mr. Church is 43.

HENRY HOWARD HICKS, JR.
Senior Vice President and Regional Executive Officer, Southwest Region, since 1982; 40 years of service; graduate certificate, American Institute of Banking. Has held various executive officer positions with First Virginia organizations including President and CEO of First Virginia Bank-Southwest from 1971 to 1982. Mr. Hicks is 58.

A. PAUL LANZILLOTTA
Senior Vice President, Trust Services, since 1979; Executive Vice President, First Virginia Bank, Falls Church, since 1978; 31 years of service; BS, Boston College; JD and LLM, Georgetown University. Joined First Virginia Bank as Trust Officer; appointed Vice President and Trust Officer of the Corporation in 1967 and Senior Vice President and Trust Officer in 1976. Mr. Lanzillotta is 62.



JUSTIN C. O'DONNELL
Senior Vice President and Regional Executive Officer, Northern Region, since 1988; President and CEO, First Virginia Bank, Falls Church, since 1985; 11 years of service; BS, Duquesne University, and graduate of The Stonier Graduate School of Banking. Joined First Virginia Bank as Senior Vice President and Manager of the Commercial Division in 1982. Mr. O'Donnell is 58.

CHARLES L. ROBBINS, III
Senior Vice President and Regional Executive Officer, Tennessee-Western Virginia Region, since April 1992; President and CEO, Tri-City Bank and Trust Company, Tennessee, since 1992; 20 years of service; BS, George Mason University, and graduate of The Stonier Graduate School of Banking. Has held various officer positions with First Virginia Bank, Falls Church, including Senior Vice President and Branch Administrator from August 1987 until April 1992. Mr. Robbins is 41.

RICHARD F. BOWMAN
Vice President and Treasurer since February 1992; 18 years of service; AB, College of William & Mary; Certified Public Accountant and Chartered Bank Auditor. Employed as Staff Auditor; appointed Assistant General Auditor in 1978 and served as Vice President and Controller from November 1979 thru January 1992. Mr. Bowman is 42.

THOMAS P. JENNINGS
Vice President, General Counsel and Secretary since January 1993; 15 years of service; BA, Wake Forest University; JD, University of Virginia. Employed as Assistant Counsel; appointed Associate Counsel in 1979, General Counsel in 1980, and Vice President and General Counsel in March 1986. Mr. Jennings is 46.

MELODYE MAYES TOMLIN
Vice President and General Auditor since 1986; 15 years of service; BS, Radford University, and graduate of The Stonier Graduate School of Banking; Certified Public Accountant. Employed as Staff Auditor; appointed Regional Audit Manager in 1980 and Assistant General Auditor in 1983. Mrs. Tomlin is 37.

Ages are as of February 25, 1994.


ITEM 2.  PROPERTIES
         ----------

     The banking subsidiaries operated a total of 325 banking offices on December 31, 1993. Of these offices, 195 were owned by the banks, two are owned by the Corporation and leased to the banks, one was owned by an affiliated company and leased to a bank, and 127 were leased from others. The Corporation owns other properties, including the two Corporate headquarters buildings which house personnel of the Corporation and its subsidiaries. On December 31, 1993, the book value of all real estate and the unamortized cost of improvements to leased premises totaled $113,312,000. There are no mortgages secured by properties.

     As of December 31, 1993, a total annual base rental of approximately $11,210,000 was being paid on leased premises, of which approximately $5,465,000 was being paid to affiliated companies. As of December 31, 1993, total lease commitments having a remaining term in excess of one year to persons other than affiliates were approximately $29,593,000.

     The majority of the properties are modern and well furnished and provide adequate parking.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     There are no legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation or any of its subsidiaries is a party or of which any of their property is subject. Management believes that the liability, if any, resulting from current litigation will not be material to the financial statements of the Corporation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     There was no submission of matters to a vote of security holders during the fourth quarter of 1993.


                                   PART II
                                   -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         -----------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

  The common stock of the Corporation is listed for trading on the New York Stock Exchange (Trading Symbol: FVB) and the Philadelphia Stock Exchange. The dividends paid per share and the high and low sales price (adjusted for the three-for-two stock split in July 1992) for common shares traded on the New York Stock Exchange were:
                                   Sales Price
                          ------------------------------
                                                             Dividends
                               1993            1992          Per Share
                          --------------  --------------    ------------
                           High    Low     High    Low      1993    1992
                          ------  ------  ------  ------    -----  -----
1st Quarter......         $40.00  $36.37  $26.83  $23.33    $.260  $.233
2nd Quarter......          39.00   32.50   30.75   25.58     .260   .233
3rd Quarter .....          41.00   34.00   33.63   29.87     .280   .247
4th Quarter......          40.50   31.75   37.87   30.25     .280   .250

  The Corporation's preferred stock is not actively traded. The 5% cumulative convertible preferred stock, Series A, pays a dividend of 12 1/2 cents per share in each quarter. The 7% cumulative convertible preferred stock, Series B and C, pays a dividend of 17 1/2 cents per share each quarter. The 8% cumulative convertible preferred stock, Series D, pays a dividend of 20 cents per share each quarter. As of December 31, 1993, there were 17,868 holders of record of the Corporation's voting securities, of which 16,965 were holders of common stock.
ITEM 6.  SELECTED FINANCIAL DATA

    6.   SELECTED FINANCIAL DATA
         -----------------------

     A five-year summary of selected financial data follows:


                           1993       1992       1991       1990       1989
                        ---------- ---------- ---------- ---------- ----------
                         (Dollar amounts in thousands, except per-share data)

Balance Sheet Data
 Cash.................. $  326,136 $  381,384 $  361,027 $  291,275 $  314,125
 Overnight investments.    235,000    235,000    205,000    160,000    215,000
 Investment securities:
  Taxable .............  1,940,671  1,911,301  1,554,940  1,015,684    830,479
  Tax-exempt...........    235,363    253,926    257,889    271,097    238,603
 Loans, net............  4,036,391  3,793,033  3,470,561  3,390,486  3,294,770
 Other assets..........    263,322    265,903    269,843    255,605    230,987
                        ---------- ---------- ---------- ---------- ----------
  Total Assets......... $7,036,883 $6,840,547 $6,119,260 $5,384,147 $5,123,964
                        ========== ========== ========== ========== ==========

 Deposits ............. $6,136,389 $6,013,746 $5,349,971 $4,715,882 $4,426,663
 Short-term borrowings.    151,859    150,681    144,816     85,667    132,197
 Mortgage and other
  indebtedness ........      1,008      5,227     11,467     11,836     37,480
 Other liabilities ....     56,126     63,494     72,888     73,075     73,025
 Stockholders' Equity..    691,501    607,399    540,118    497,687    454,599
                        ---------- ---------- ---------- ---------- ----------
  Total Liabilities and
   Stockholders' Equity $7,036,883 $6,840,547 $6,119,260 $5,384,147 $5,123,964
                        ========== ========== ========== ========== ==========

Operating Results
 Interest income ...... $  504,782 $  525,270 $  515,837 $  501,412 $  471,560
 Interest expense .....    164,959    204,826    260,286    264,856    243,105
                        ---------- ---------- ---------- ---------- ----------
 Net interest income.....  339,823    320,444    255,551    236,556    228,455
 Provision for loan loss.    6,450     17,355     14,024     13,404     11,039
 Noninterest income......   82,540     77,087     72,283     68,376     63,060
 Noninterest expenses....  245,767    238,891    218,243    202,037    188,129
                        ---------- ---------- ---------- ---------- ----------
 Income before income tax  170,146    141,285     95,567     89,491     92,347
 Provision for income tax   54,122     43,812     25,959     24,380     24,973
                        ---------- ---------- ---------- ---------- ----------
 Net income ............$  116,024 $   97,473 $   69,608 $   65,111 $   67,374
                        ========== ========== ========== ========== ==========

 Dividends declared:
  Preferred ............$       54 $       61 $       71 $       76 $       78
  Common................    36,519     31,830     28,995     27,247     25,242

Per Share of Common Stock
 Net income ............      3.57       3.02       2.17       2.03       2.13
 Dividends declared.....      1.13        .99        .91        .85        .80
 Stockholders' equity...     21.29      18.85      16.80      15.51      14.37
 Market price at year-end    32.75      36.63      23.67      15.17      20.00

                            1993       1992       1991       1990       1989
                         ---------- ---------- ---------- ---------- ----------
Ratios
- ------
Earnings:
 Return on average assets      1.68%     1.50%      1.22%      1.25%      1.39%
 Return on average equity     17.81     17.03      13.44      13.59      15.55
 Net interest margin.....      5.46      5.46       5.03       5.15       5.36
Risk-based capital:
 Tier 1 or core capital..     16.84     15.52      14.74      14.05        -
 Tier 2 or total capital.     18.09     16.77      16.00      15.28        -
Capital strength:
 Ratio of average equity
  to average assets......      9.45      8.80       9.08       9.22       8.94
 Dividends declared as a
  percentage of net
  income (per share, not
  restated for poolings
  of interests)..........     31.65     32.78      41.94      41.87      37.56

Data for prior years have been restated for material acquisitions accounted for as poolings of interests.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

   Net income for First Virginia Banks, Inc. increased to a record level in 1993. The record earnings continued from the excellent levels achieved in the previous two years, and allowed First Virginia to outperform almost all of the other 100 largest banks in the country. Many banks had difficulty in maintaining deposit levels with interest rates declining to the lowest level in many years, and, as a result, nonbanking organizations competed aggressively for the consumer dollar. First Virginia, however, was able to increase its average deposits by 6%, with particularly strong growth in consumer transaction accounts. Similarly, despite a lackluster economy, First Virginia capitalized on its strong position in the consumer automobile financing market and increased its average loans by 8%. The value of First Virginia's extensive retail-oriented branch network was a key factor in increasing market share during 1993, with minimal increases in expense.
   Net income in 1993 increased 19% to $116,024,000, as compared to the $97,473,000 earned in the previous year. Net income per share increased $.55 to $3.57, as compared to the $3.02 earned in 1992. This remarkable performance allowed the Corporation to achieve a return on assets of 1.68%, which exceeded First Virginia's peer group figures by 25% and was one of the highest of all banks in the country. While many banking institutions had excellent results in 1993, First Virginia has performed at consistently high levels. Over the past ten years, First Virginia has averaged a return on assets of 1.35% where 1.00% generally has been considered the benchmark of a high performance bank.
   The Corporation achieved a return on stockholders' equity of 17.81%, as compared to 17.03% in the previous year. This level also exceeded the Corporation's industry peer group average of 16.00% in 1993, which is particularly noteworthy as the Corporation has an equity level that is 17% greater than banks of comparable size. First Virginia has consistently achieved a higher return on stockholders' equity than its peer group. For the past ten years, First Virginia's return on equity has averaged 15.87%, as compared to the 13.73% average for its peer group of banks in the $5-$10 billion asset size range. During 1993, the Corporation increased its dividend rate twice and has increased its dividend 25 times over the past twelve years. By year-end, the annual dividend rate was $1.24 per share, up 19% over the $1.04 rate at the end of 1992.
   Average assets increased 6% during 1993 and at year-end exceeded $7 billion for the first time. This increase was slower than the 14% average growth in 1992 and the 10% average growth in 1991, as the concern by depositors over the safety and soundness of their financial institution dissipated due to the considerable improvement in the asset quality, capital and income of banks in 1993. In addition, during 1992, the Corporation had acquired $270 million in deposits from the former CorEast Federal Savings Bank, and acquisition activity in 1993 was not as great. The Corporation added seven branches during 1993. Three branches with approximately $44 million in assets were added when the Corporation acquired United Southern Bank of Morristown in Tennessee, and one branch with approximately $22 million in deposits was acquired from Home Federal Savings Bank in Greeneville, Tennessee.
   Loans grew 8% on average during 1993 to $3.958 billion which was more than the 6% growth in 1992. Indirect automobile loan production activity increased 25% during 1993; however, commercial lending was weak and real estate loans did not increase at as great a rate as in 1992. The decline in interest expense was the primary contributor to the increase in income for both 1993 and 1992. Most of the decline in rates occurred throughout 1992, and interest levels were fairly stable in 1993. However, interest costs declined 19%, because the rates in early 1992 were higher than those in 1993. A decline in the Corporation's provision for loan losses due to improved credit quality was also a major factor in increasing net income and contributed $.22 per share. An increase in the federal corporate income tax rate reduced income by $.05 per share in 1993.

                                                 Year Ended December 31
                                                   1993   1992   1991
                                                    vs.    vs.    vs.
                                                   1992   1991   1990
                                                   -----  -----  -----
Earnings per share - prior period.............     $3.02  $2.17  $2.03
                                                   -----  -----  -----
Net change during the year:
  Taxable interest income.....................      (.37)   .24    .30
  Tax-exempt interest income..................      (.04)  (.05)   -
  Interest expense ...........................       .80   1.13    .09
  Provision for loan losses...................       .22   (.07)  (.01)
  Gain on sale of mortgage servicing rights...       .02   (.04)   -
  Other noninterest income....................       .08    .14    .07
  FDIC insurance premium expense..............      (.02)  (.05)  (.10)
  Other noninterest expense...................      (.12)  (.37)  (.23)
  Income taxes................................      (.01)  (.07)   .02
  Increased common shares outstanding.........      (.01)  (.01)   -
                                                   -----  -----  -----
    Net increase during the period............       .55    .85    .14
                                                   -----  -----  -----
Earnings per share - current period...........     $3.57  $3.02  $2.17
                                                   =====  =====  =====

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES


                                                        1993
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
                                                 (Dollars in thousands)
Interest-earning assets:
  Investment securities:
    U.S. Government & its agencies         $1,863,228   $117,634     6.31%
    State and municipal obligations(1)        240,503     19,222     7.99
    Other(1)                                   36,906      2,571     6.97
                                           ----------   --------
      Total investment securities           2,140,637    139,427     6.51
                                           ----------   --------
  Loans, net of unearned income:(2)
    Installment                             2,669,463    254,157     9.52
    Real estate                               691,048     63,413     9.18
    Other(1)                                  597,811     47,549     7.95
                                           ----------   --------
      Total loans                           3,958,322    365,119     9.22
                                           ----------   --------
  Federal funds sold and securities
     purchased under agreements to resell     270,392      8,359     3.09
                                           ----------   --------
      Total earning assets and
         interest income                    6,369,351    512,905     8.05
                                           ----------   --------
Noninterest-earning assets:
  Cash and due from banks                     305,900
  Premises and equipment, net                 137,124
  Other assets                                129,245
  Less allowance for loan losses              (50,882)
                                           ----------
      Total Assets                         $6,890,738
                                           ==========


(1) Income from tax-exempt securities and loans is included in interest income on a taxable-equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 35% in 1993, 34% in 1992 and 1991, increased by 5.0% in recognition of the partial disallowance of interest costs incurred to carry the tax-exempt investments.

(2) Nonaccruing loans are included in their respective categories.

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                        1993
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
                                                 (Dollars in thousands)
Interest-bearing liabilities:
  Transaction accounts                     $1,218,697  $  31,840     2.61%
  Money-market accounts                       746,703     20,090     2.69
  Savings deposits                          1,276,937     37,432     2.93
  Certificates of deposit:
    Large denomination                        167,697      6,353     3.79
    Other                                   1,627,982     65,460     4.02
                                           ----------   --------
      Total interest-bearing deposits       5,038,016    161,175     3.20
  Short-term borrowings                       150,951      3,563     2.36
  Notes and mortgages                           1,374        221    16.06
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense                5,190,341    164,959     3.18
                                           ----------   --------
Noninterest-bearing liabilities:
  Demand deposits                             990,007
  Other                                        58,929
Stockholders' equity                          651,461
                                           ----------
      Total liabilities and
        stockholders' equity               $6,890,738
                                           ==========
Net interest income and
   net interest margin                                  $347,946     5.46%
                                                        ========

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES


                                                        1992
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
                                                (Dollars in thousands)
Interest-earning assets:
  Investment securities:
    U.S. Government & its agencies         $1,815,126   $125,528     6.92%
    State and municipal obligations(1)        252,240     21,615     8.57
    Other(1)                                   43,047      3,297     7.66
                                           ----------   --------
      Total investment securities           2,110,413    150,440     7.13
                                           ----------   --------
  Loans, net of unearned income:(2)
    Installment                             2,431,099    261,774    10.77
    Real estate                               610,223     61,814    10.13
    Other(1)                                  618,784     50,447     8.15
                                           ----------   --------
      Total loans                           3,660,106    374,035    10.22
                                           ----------   --------
  Federal funds sold and securities
     purchased under agreements to resell     260,606      9,516     3.65
                                           ----------   --------
      Total earning assets and
         interest income                    6,031,125    533,991     8.85
                                           ----------   --------
Noninterest-earning assets:
  Cash and due from banks                     246,218
  Premises and equipment, net                 140,016
  Other assets                                133,129
  Less allowance for loan losses              (47,060)
                                           ----------
      Total Assets                         $6,503,428
                                           ==========


(1) Income from tax-exempt securities and loans is included in interest income on a taxable-equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 35% in 1993, 34% in 1992 and 1991, increased by 5.0% in recognition of the partial disallowance of interest costs incurred to carry the tax-exempt investments.

(2) Nonaccruing loans are included in their respective categories.

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                        1992
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
                                                 (Dollars in thousands)
Interest-bearing liabilities:
  Transaction accounts                     $1,059,112  $  34,540     3.26%
  Money-market accounts                       788,729     26,067     3.30
  Savings deposits                            954,503     35,883     3.76
  Certificates of deposit:
    Large denomination                        187,662      8,767     4.67
    Other                                   1,856,277     94,207     5.08
                                           ----------   --------
      Total interest-bearing deposits       4,846,283    199,464     4.12
  Short-term borrowings                       145,227      4,149     2.86
  Notes and mortgages                          10,833      1,213    11.20
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense                5,002,343    204,826     4.09
                                           ----------   --------
Noninterest-bearing liabilities:
  Demand deposits                             864,000
  Other                                        64,812
Stockholders' equity                          572,273
                                           ----------
      Total liabilities and
        stockholders' equity               $6,503,428
                                           ==========
Net interest income and
   net interest margin                                  $329,165     5.46%
                                                        ========

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES




                                                        1991
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
                                                 (Dollars in thousands)
Interest-earning assets:
  Investment securities:
    U.S. Government & its agencies         $1,236,261   $ 97,334     7.87%
    State and municipal obligations(1)        265,679     23,136     8.71
    Other(1)                                   52,846      4,462     8.44
                                           ----------   --------
      Total investment securities           1,554,786    124,932     8.04
                                           ----------   --------
  Loans, net of unearned income:(2)
    Installment                             2,314,535    269,373    11.64
    Real estate                               502,038     54,832    10.92
    Other(1)                                  629,980     60,694     9.63
                                           ----------   --------
      Total loans                           3,446,553    384,899    11.17
                                           ----------   --------
  Federal funds sold and securities
     purchased under agreements to resell     256,574     14,880     5.80
                                           ----------   --------
      Total earning assets and
         interest income                    5,257,913    524,711     9.98
                                           ----------   --------
Noninterest-earning assets:
  Cash and due from banks                     232,017
  Premises and equipment, net                 141,302
  Other assets                                114,018
  Less allowance for loan losses              (43,865)
                                           ----------
      Total Assets                         $5,701,385
                                           ==========

(1) Income from tax-exempt securities and loans is included in interest income on a taxable-equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 35% in 1993, 34% in 1992, increased by 5.0% in recognition of the partial disallowance of interest costs incurred to carry the tax-exempt investments.

(2) Nonaccruing loans are included in their respective categories.

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES




                                                        1991
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
                                                (Dollars in thousands)
Interest-bearing liabilities:
  Transaction accounts                     $  845,836  $  40,382     4.77%
  Money-market accounts                       632,143     32,573     5.15
  Savings deposits                            588,709     28,243     4.80
  Certificates of deposit:
    Large denomination                        250,484     16,381     6.54
    Other                                   1,908,463    135,009     7.07
                                           ----------   --------
      Total interest-bearing deposits       4,225,635    252,588     5.98
  Short-term borrowings                       125,422      6,479     5.17
  Notes and mortgages                          11,466      1,219    10.63
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense                4,362,523    260,286     5.97
                                           ----------   --------
Noninterest-bearing liabilities:
  Demand deposits                             755,998
  Other                                        65,010
Stockholders' equity                          517,854
                                           ----------
      Total liabilities and
        stockholders' equity               $5,701,385
                                           ==========
Net interest income and
   net interest margin                                  $264,425     5.03%
                                                        ========

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                                            1993 Compared to 1992
                                             Increase (Decrease)
                                              Due to Change in
                                       ------------------------------
                                                               Total
                                        Average    Average   Increase
                                        Volume      Rate    (Decrease)
                                       --------   --------   --------
Interest income                                (In thousands)
- ---------------
Investment securities:
  U.S. Government and
   its agencies                        $  3,327   $(11,221)  $ (7,894)
  State and municipal obligations*       (1,006)    (1,387)    (2,393)
  Other*                                   (470)      (256)      (726)
                                       --------   --------   --------
    Total investment securities           1,851    (12,864)   (11,013)
                                       --------   --------   --------
Loans:
  Installment                            25,666    (33,283)    (7,617)
  Real estate                             8,187     (6,588)     1,599
  Other*                                 (1,709)    (1,189)    (2,898)
                                       --------   --------   --------
    Total loans                          32,144    (41,060)    (8,916)
                                       --------   --------   --------
Federal funds sold and securities
  purchased under agreements
  to resell                                 357     (1,514)    (1,157)
                                       --------   --------   --------
    Total interest income                34,352    (55,438)   (21,086)
                                       --------   --------   --------
Interest expense
- ----------------
Transaction accounts                      5,204     (7,904)    (2,700)
Money-market accounts                    (1,389)    (4,588)    (5,977)
Savings deposits                         12,122    (10,573)     1,549
Certificates of deposit:
  Large denomination                       (933)    (1,481)    (2,414)
  Other                                 (11,586)   (17,161)   (28,747)
                                       --------   --------   --------
    Total interest-bearing deposits       3,418    (41,707)   (38,289)
Short-term borrowings                       164       (750)      (586)
Notes and mortgages                      (1,059)        67       (992)
                                       --------   --------   --------
    Total interest expense                2,523    (42,390)   (39,867)
                                       --------   --------   --------
Net interest income                    $ 31,829   $(13,048)  $ 18,781
                                       ========   ========   ========

*Fully taxable-equivalent basis

  The increase or decrease due to a change in average volume has been determined by multiplying the change in average volume by the average rate during the preceding period, and the increase or decrease due to a change in average rate has been determined by multiplying the current average volume by the change in average rate.

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                                            1992 Compared to 1991
                                             Increase (Decrease)
                                              Due to Change in
                                       ------------------------------
                                                               Total
                                        Average    Average   Increase
                                        Volume      Rate    (Decrease)
                                       --------   --------   --------
Interest income                                (In thousands)
- ---------------
Investment securities:
  U.S. Government and
   its agencies                        $ 45,576   $(17,382)  $ 28,194
  State and municipal obligations*       (1,170)      (351)    (1,521)
  Other*                                   (827)      (338)    (1,165)
                                       --------   --------   --------
    Total investment securities          43,579    (18,071)    25,508
                                       --------   --------   --------
Loans:
  Installment                            13,566    (21,165)    (7,599)
  Real estate                            11,816     (4,834)     6,982
  Other*                                 (1,079)    (9,168)   (10,247)
                                       --------   --------   --------
    Total loans                          24,303    (35,167)   (10,864)
                                       --------   --------   --------
Federal funds sold and securities
  purchased under agreements
  to resell                                 234     (5,598)    (5,364)
                                       --------   --------   --------
    Total interest income                68,116    (58,836)     9,280
                                       --------   --------   --------
Interest expense
- ----------------
Transaction accounts                     10,182    (16,024)    (5,842)
Money-market accounts                     8,069    (14,575)    (6,506)
Savings deposits                         17,549     (9,909)     7,640
Certificates of deposit:
  Large denomination                     (4,108)    (3,506)    (7,614)
  Other                                  (3,692)   (37,110)   (40,802)
                                       --------   --------   --------
    Total interest-bearing deposits      28,000    (81,124)   (53,124)
Short-term borrowings                     1,023     (3,353)    (2,330)
Notes and mortgages                         (67)        61         (6)
                                       --------   --------   --------
    Total interest expense               28,956    (84,416)   (55,460)
                                       --------   --------   --------
Net interest income                    $ 39,160   $ 25,580   $ 64,740
                                       ========   ========   ========

*Fully taxable-equivalent basis

  The increase or decrease due to a change in average volume has been determined by multiplying the change in average volume by the average rate during the preceding period, and the increase or decrease due to a change in average rate has been determined by multiplying the current average volume by the change in average rate.
STATEMENT OF INCOME

STATEMENT OF INCOME
- -------------------

NET INTEREST INCOME

   The table on the previous pages details the changes in earning assets, interest-bearing liabilities and demand deposits for the last three years, along with the related levels of fully taxable-equivalent interest income and expense. The variance in interest income and expense caused by differences in average balances and rates is shown in the table on the previous pages.
   Interest rates during 1993 declined slightly but were fairly stable for most of the year and bounced around in a narrow band. Lower inflation rates and a sluggish economy in 1993 resulted in little action by the Federal Reserve, following vigorous actions in 1991 and 1992 in lowering the general level of interest rates. Long-term rates fell by a greater degree than short-term rates in 1993; however, because the Corporation maintains a short-term maturity distribution of its loans and investments, this decline did not have a great effect on First Virginia.
   Net interest income increased 6% in 1993, mirroring the 6% increase in average earning assets while the net interest margin remained unchanged at a relatively high level of 5.46%, as compared to 1992. Although interest rates were fairly stable during 1993, the decline in rates during 1992 resulted in a faster rate of decline in interest income than in interest expense. The Corporation is slightly liability sensitive in the short term and consequently, as rates declined in 1992, the Corporation was able to decrease the cost of funds on deposits at a faster pace than its decline on loans and investments. In 1993, however, maturing loans and investments were being repriced at a faster rate than deposits, and the net interest margin fell steadily throughout the year after peaking in the fourth quarter of 1992. It is anticipated that this trend will continue in the first half of 1994, before stabilizing later in the year.
   The decline in net interest income in 1993 due to rates was offset by an increase in income due to volume and also by the mix of earning assets. Almost all of the increase in deposits during 1993 was invested in loans which produce a higher yield than investment securities. Loans comprised 62.1% of earning assets in 1993, up from the 60.7% recorded in 1992 but significantly lower than the 70% level achieved in the late 1980s and early 1990s.
   Deposits grew 6% on average during 1993, with the majority of that growth concentrated in relatively low-cost demand deposits and NOW accounts, both of which grew 15% on average. In addition, consumer savings were up 34% on average, as consumers showed a preference to stay liquid due to the low level of interest rates so that they could take advantage of any increases in rates as the economy improved. The Corporation continued its policy of maintaining a slightly higher rate on these types of core consumer deposits than did its major competitors. The Corporation's primary source of deposits is from its retail base of consumer accounts. Despite paying slightly higher rates for these types of accounts, the Corporation still was able to lower its cost of funds 91 basis points to 3.18% during 1993.

PROVISION FOR LOAN LOSSES

   The provision for loan losses declined 63%, or $10.9 million during 1993 to $6.5 million after increasing 24% in 1992. The decline in the provision during 1993 was due primarily to a lower level of net charge-offs which dropped to a record low of .13% of loans, as compared to .35% of loans in 1992. The allowance for loan losses, as a percentage of year-end loans, declined three basis points to 1.25% of loans due to the improvement in the Corporation's charge-off experience and the improvement in asset quality. If loan quality and net charge-off experience remain favorable, the Corporation intends to reduce its allowance for loan losses further in 1994 which will lower the provision for loan loss expense.
   The decline in net charge-offs during 1993 was reflected in all categories of loans, particularly in indirect automobile loans. The Corporation has increased the quality of automobile loans that it has purchased from dealers over the past several years and as a result, the charge-off rate has declined from .50% in 1991 to .29% in 1992 and to a low of .06% in 1993. As the economy improved during 1993 and consumers reduced their debt levels and refinanced their mortgage loans at substantially lower interest rates, they improved their liquidity and debt payment ability which resulted in lower loan charge-offs. This trend was also reflected in record low levels of charge-offs in direct installment loans and by a reduction of 31 basis points in the charge-off rate of credit cards, to 2.80%.
   The Corporation substantially avoided the problems with commercial real estate and development loans which plagued its competitors in the early 1990s. During 1993, only $22,000 in net real estate loan losses were charged off, and the Corporation had a net recovery in commercial loans for the year. In the previous year, the Corporation had net charge-offs of $3.1 million in commercial loans, primarily for residential real estate development loans. The Corporation makes approximately 81% of its loans to consumers for small amounts with regular, monthly repayment schedules, which therefore makes its risk exposure to loan charge-offs less than that of many other banks.

OTHER INCOME

   Noninterest income increased 7% in both 1993 and 1992, reflecting the Corporation's efforts to increase the percentage of income received from noninterest income sources. During 1993, the Corporation introduced a mutual fund product and continued its promotion of brokerage services, insurance products and other noninterest products. While noninterest income, as a percentage of total income, is smaller than the percentage at most other banking organizations, it meets the Corporation's objective of growing at a faster pace than noninterest expense, which increased 3% in 1993. Historically, the Corporation has not had the commercial or specialized services enjoyed by comparably sized banks which provide a major source of noninterest income generating customers.

Efficiency Ratio Chart
(The lower, the better)
                                National
             First   Southern     Peer
           Virginia  Regionals   Group
           --------  ---------  --------
 1993         57.0%      61.4%     60.6%
 1992         58.4%      61.8%     60.0%
 1991         65.1%      64.7%     63.6%
 1990         64.7%      64.0%     63.8%
 1989         62.8%      64.3%     64.0%

Southern Regionals: Banking companies with assets over $2 billion (30 in
1993)

National Peer Group: Banking companies with assets of
                     between $5 and $10 billion (19 in 1993)

Source: Keefe, Bruyette & Woods

   Service charges on deposit accounts increased 4% during 1993 after increasing 2% in the previous year, and they comprise the largest segment of noninterest income. Despite the 15% growth in transaction accounts in 1993 and the 20% growth in 1992, competitive pressures did not permit the Corporation to increase prices during 1993, and, as a result, service charge income did not grow as rapidly as outstanding balances. Service charges from commercial deposit accounts increased at an 8% pace, as the Corporation increased the processing fees on major corporate accounts.
   Income from other customer services increased 9% in 1993, following two years of double-digit growth. Interchange income from automated teller machines continued to increase rapidly due to the Corporation's extensive branch network and the location of its teller machines. Income from this area increased 13% in 1993, following a 19% increase in 1992. Commissions from the sale of customer checks increased 7% in 1993, after increasing 28% in the prior year due to higher volumes and a change in the Corporation's contract with its primary check provider.
   Income from insurance premiums and commissions declined slightly in 1993, resulting from lower sales of annuity products which became less attractive due to the decline in interest rates, and from lower sales of homeowners insurance following record mortgage origination activity in the previous year. Sales had increased 8% in 1992, as the Corporation had acquired two insurance agencies in the middle of 1991. Fee income from credit card activities declined 2% in 1993, after declining 4% in 1992, which reflects the increased competition in the credit card area from nonbank issuers and large, nationwide issuers. The Corporation issues its credit cards primarily in its geographic market areas at very competitive rates.
   Income from trust services increased 12% in 1993, following a 9% increase in 1992 and 11% growth in 1991. Assets under management exceeded one billion dollars for the first time in 1993, as the Corporation increased its emphasis on growth from this area.
   The Corporation had a $711,000 gain from the sale of securities in 1993, as compared to a small loss in 1992. The gain in 1993 was due primarily to a gain on the sale of an equity security acquired a number of years ago. The Corporation's policy is to retain its investment securities to maturity. Dispositions prior to maturity normally are the result of the sale of an acquired bank's securities which do not conform to First Virginia's investment policies, or the sale of securities for which the underlying credit has deteriorated.
   Other noninterest income includes $1.2 million in 1993 and $1.9 million in 1991 from the sale of mortgage servicing rights. The Corporation normally sells a package of servicing rights each year but elected not to make a sale in 1992 in order to build the servicing portfolio for future fee income. Excluding the sale of mortgage servicing rights in 1993, other income increased 5% due to a 16% increase in mortgage servicing fees. In 1992, other income increased 29% due to increases in mortgage-related fees, as higher loan origination volume generated increased fees.

OTHER EXPENSES

   Noninterest expenses increased 3% in 1993, following a 9% increase in 1992. The 1992 increase was largely attributable to a 24% increase in Federal Deposit Insurance Corporation (FDIC) insurance assessments, as rates increased significantly due to the failures of savings banks and the depletion of the insurance fund. In 1993, the FDIC adopted a new fee schedule reflecting the risk and capital levels of each institution. Due to the Corporation's high level of capital and conservative asset structure, its member banks qualified for the lowest assessment level possible. As a result, the insurance rate for First Virginia did not increase in 1993, and expense in this area increased 8%, consistent with deposit growth.
   Salaries and employee benefits increased 4% in 1993, following an 11% increase in 1992. Salaries and wages increased 4% in 1993, consistent both with inflation and with the minimal growth in employment levels resulting from new branches and service growth only. Profit-sharing expense increased 19% in 1993 and 38% in 1992, due to the increase in the overall profitability of the Corporation. Incentive plans linked to the price of the Corporation's stock declined $4.2 million in 1993, due to the decline in the Corporation's stock price during the year. Health-care costs continued to grow at a faster pace than inflation and employment levels, and it increased 14% in both 1993 and 1992. In 1993, the Corporation adopted the Financial Accounting Standards Board Statement (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." The adoption of this statement requires that postretirement benefits, such as retirees' medical expenses paid by the employer, be accounted for during the years of the retirees' active employment. As a result of adopting this statement, the Corporation increased its annual expense for retiree medical benefits by $1.9 million. See note 13 to the consolidated financial statements for additional information.
   Occupancy expense increased 4% in both 1993 and 1992, due to an increase in the number of branches. In addition, in 1993, a major tenant in the Corporation's headquarters building left upon termination of its lease, and replacement tenants have not yet occupied all of the vacated space. Equipment expense increased 4% in 1993, as compared to a 7% increase in 1992, because the Corporation increased its branch automation project slightly in 1993. In December, the existing mainframe computer was replaced, almost doubling the capacity of the old computer while reducing the operating cost substantially.
   Other operating expenses declined 2% in 1993, after increasing 11% in 1992. Due to the improvement in loan quality, collection expenses declined 25% in 1993. Foreclosed property expenses were not material and totaled $.9 million each year. Charge-offs due to teller differences and miscellaneous customer claims declined 28%. Both years had higher advertising expenses and an increase in amortization of mortgage servicing rights due to the decline in interest rates and the subsequent refinancing and prepayment of many mortgages.

PROVISION FOR INCOME TAXES

   Income tax expense increased 24% in 1993, to $54.1 million, due primarily to a 20% increase in pretax income. During 1993, the federal corporate income tax rate increased 1%, to 35%, and this change resulted in an increase of the Corporation's effective income tax rate to 31.8%, up from the 31.0% rate in 1992. Income tax expense increased 69% in 1992, due primarily to the increase in income in that year but also due to a 3.8% increase in the effective tax rate from 1991 to 1992. The primary reason for the increase in the effective tax rate in 1992, and to a lesser extent in 1993, was a decline in the benefit received from tax-exempt municipal securities. Since 1982, various changes in tax laws have reduced the availability and attractiveness of tax-exempt securities for banks, and the Corporation has not been able to replace maturing tax-exempt securities with new, comparable, tax-exempt securities.
   In the fourth quarter of 1992, the Corporation adopted SFAS No. 109 "Accounting for Income Taxes." This statement changed the manner in which deferred income taxes are recorded, from an income-statement approach to a balance-sheet approach. In 1992, the Corporation charged an additional $886,000 to expense upon adopting this statement. Due to the change in the federal corporate tax rate in 1993, the Corporation credited expense of $432,000 to adjust for certain deferred-tax benefits, as required by SFAS No. 109.

Balance Sheet
- -------------

   The Corporation's objective is to invest 70%-80% of its deposits in loans, which is the primary source of income. At the end of 1993, the ratio of loans to deposits was 65.8%, as compared to 63.1% at the end of 1992. The Corporation last met its loan objective in 1990 when the loan-to-deposit ratio stood at 72.8%. Despite the relatively low level of loans to deposits, the Corporation has been able to maintain its net interest margin at a high level without extending the life of its investment portfolio or compromising the quality of earning assets.
   Strong loan growth in 1993 enabled the Corporation to increase the percentage of its average earning assets invested in loans, as average loans increased 8%. The Corporation experienced relatively strong loan growth in 1992, but the increase in deposits outpaced the growth of loans. In 1992, the Corporation purchased $278 million in deposits from failed thrifts. And from 1990 to 1992, the Corporation's reputation for safety and soundness and the well-publicized problems of its competitors resulted in annual, double-digit increases in deposits that could not be invested immediately in loans. This deposit influx slowed in 1993, as the savings and loan crisis abated and as the capital and asset quality levels of the Corporation's competitors improved.
   The table below shows the average balances of the various categories of earning assets as a percentage of total earning assets for the years indicated.

                                1993    1992    1991    1990    1989
                               ------  ------  ------  ------  ------
Loans ..................        62.14%  60.69%  65.55%  71.26%  73.90%
Taxable securities......        29.83   30.81   24.52   19.74   17.10
Tax-exempt securities...         3.78    4.18    5.05    5.18    5.18
Overnight investments...         4.25    4.32    4.88    3.82    3.82
                               ------  ------  ------  ------  ------
                               100.00% 100.00% 100.00% 100.00% 100.00%
                               ======  ======  ======  ======  ======

LOANS

   The economy strengthened in 1993 and consumer confidence increased throughout the year as concerns over employment prospects decreased somewhat. The decline in interest rates over the last several years has induced many consumers to refinance their homes at substantially lower rates, thus improving their liquidity and disposable income. Automobile sales nationally were very strong, and First Virginia's traditional strength in the indirect automobile financing market resulted in a 25% increase in the production of these loans. At the end of 1993, automobile loans outstanding were up 15% from the end of 1992, and prospects for further increases in 1994 are promising. The age of the average automobile on the road is still very high, and with the increased monthly income freed up from mortgage refinancings, consumers are in a good position to purchase new cars.
   During 1993, the Corporation opened its first automobile loan production office outside of its natural market areas. This office has been very successful, and the Corporation is currently exploring additional locations. The Corporation has combined local attention and service to its automobile dealers with central oversight and administration of the program. Each loan application is examined individually by a seasoned loan administrator rather than using a depersonalized credit-scoring system. This procedure permits the Corporation to limit its delinquencies and losses while simultaneously examining each application for compensating credit attributes.
   Home equity loans are the second largest source of loans for the Corporation and comprise 28% of all loans. At year-end, home equity loans were up 5% over 1992, after advancing 6% in the previous year. Activity was down slightly, as compared to 1992, due to the high level of activity in first mortgage loans as consumers refinanced and consolidated existing home equity loans. Consumers utilized the cash received from these transactions rather than borrowing additional funds. At the end of the year, however, strong advertising promotions and a slowdown in first mortgage refinance activity brought about much stronger activity in this area, and the "pipeline" of loans in process was at a record level. The Corporation typically requires a maximum loan-to-equity ratio of 70%-75% and does not take a second mortgage behind a jumbo first mortgage, in order to reduce its risk in foreclosure.
   Residential real estate loans declined 7% during 1993, after increasing 30% in 1992. Activity was very strong in this area all year, and the Corporation's mortgage banking subsidiary had its second most successful year in loan originations. Due to the low level of interest rates, however, the Corporation did not deem it appropriate to invest in long-term, fixed-rate loans in 1993 and sold most of the loans it originated to unaffiliated investors. The Corporation primarily retains 15-year, fixed-rate mortgage loans for its own portfolio or longer-term loans with rates that adjust every three to five years. Due to the intense competition with "teaser" financing rates and their higher probability for early refinancing, the Corporation does not normally invest in one-year, adjustable-rate mortgages.
   Revolving credit loans, including credit cards, declined for the fourth consecutive year and were down 1% at year-end, after falling 2% in 1992. The Corporation limits its solicitation efforts primarily to its natural market areas and despite attractive interest rates and fee schedules, as compared to its competitors, it has experienced slight attrition.
   Commercial loans increased 3% at the end of 1993, as compared to a 7% drop at the end of 1992. The majority of the advance was due to an increase in floor plan loans to automobile dealers to finance their inventory. Approximately 33% of commercial loans are floor plan loans to automobile dealers which are secured by individual automobiles, subject to periodic inventory audits. Other commercial loan activity has been weak with little demand following the end of the recession and expansion plans being curtailed at many businesses. The Corporation has experienced increased competition for attractive commercial loans, with some of its competitors offering extended terms and low, fixed rates at levels the Corporation is not willing to accept.
   Real estate development and construction loans declined 17% to $90.8 million at the end of 1993, comprised only 2% of the total loan portfolio, and were primarily for residential properties with strong sales. Commercial mortgage loans increased 6% in 1993, after advancing 10% in 1992, and consisted primarily of owner-occupied facilities. The majority of the growth in this area came from loans to well-established country clubs and churches.

                                    LOANS

                                             December 31
                         1993       1992       1991       1990       1989
                      ---------- ---------- ---------- ---------- ----------
                                             (In thousands)
Consumer:
 Automobile...........$1,571,418 $1,362,138 $1,243,927 $1,271,395 $1,249,131
 Home equity, fixed
  and variable rate    1,242,982  1,178,378  1,109,067  1,033,336    911,219
 Revolving credit loans,
  including credit cards 161,995    163,711    166,961    173,780    174,809
 Other.........          167,942    184,879    193,175    200,767    203,247
Real estate:
 Construction and
  land development        90,823    109,378    109,809    133,475    107,731
 Commercial mortgage.    301,315    284,579    257,944    207,195    182,483
 Residential mortgage..  493,968    529,315    405,924    382,474    384,012
 Other, including
  Industrial Development
  Authority loans         63,082     69,898     70,204     75,959     76,002
Commercial               321,428    311,932    336,264    365,021    435,050
                      ---------- ---------- ---------- ---------- ----------
                       4,087,318  3,842,373  3,919,378  3,434,403  4,723,684
Deduct unearned income,
 principally on
 consumer loans         (327,635)  (351,835)  (377,897)  (408,999)  (388,009)
                      ---------- ---------- ---------- ---------- ----------
Loans, net of
 unearned income      $4,087,318 $3,842,373 $3,515,378 $3,434,403 $3,335,675
                      ========== ========== ========== ========== ==========

Loans and other assets which were not performing in accordance with their original terms are discussed on several of the following pages under the caption NONPERFORMING ASSETS.

INVESTMENT SECURITIES

   The investment portfolio increased on average by 1% in 1993, after increasing at 30% plus rates in the preceding two years. The rapid deposit growth in 1991 and 1992, which exceeded loan growth, resulted in large increases in the investment portfolio. With the slowdown in deposit growth in 1993 and the increase in lending, the residual amount of excess funds invested in the securities portfolio declined.
   The Corporation places primary importance on safety and liquidity in the investment portfolio. Accordingly, the majority of the portfolio is invested in U.S. Government securities with a maximum life of five years and an average life of approximately two years. At the end of 1993, U.S. Government securities comprised 88% of the securities portfolio, as compared to 86% at the end of 1992. The Corporation generally does not invest in mortgage-backed securities or collateralized mortgage obligations due to the unpredictability of cash flows and maturities, and to the Corporation's emphasis on liquidity.
   The percentage of securities invested in U.S. Government securities has been increasing gradually since 1982 when changes in federal income tax laws reduced the tax benefits derived by banks on investments in municipal securities. The limited availability of bank-qualified municipal securities and the reduction in yield due to the loss of tax benefits have generally made municipal securities less attractive to the Corporation. First Virginia has limited its investments in municipal securities primarily to publicly issued securities of municipalities with a rating of A1 or better, or to unrated, general-obligation securities of municipalities in its market areas with which it is familiar.
   In May 1993, the Financial Accounting Standards Board issued Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The statement requires investments to be classified into one of three categories. Securities for which an enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are accounted for at amortized cost. Securities which are bought and held primarily for the purpose of sale in the near term are classified as trading securities and are accounted for at market value, with unrealized gains and losses included in earnings. All other securities are classified as available-for-sale securities, are accounted for at market value with unrealized gains and losses excluded from earnings, but are reported as a separate component of shareholders' equity. The impact of this statement may cause some banks to report widely fluctuating earnings and capital. The Corporation will adopt this statement in the first quarter of 1994. Because the Corporation's stated policy is to hold most securities until their stated maturity and it has the ability to do so, it is expected that almost all securities will be classified as held to maturity, and therefore, the statement will not have a material effect. Less than $.5 million in equity securities will be classified as available for sale and subject to market valuation.

OVERNIGHT INVESTMENTS

   Overnight investments, consisting primarily of federal funds sold and securities repurchase agreements, generally are governed by the size of normally anticipated deposit swings and loan demand. In addition, the amount of customer repurchase agreements are covered by investments in overnight securities. In 1993, average overnight investments increased 4% to $270.4 million, after increasing 2% in 1992.

DEPOSITS

   Deposit growth slowed substantially in 1993, after increasing rapidly in the preceding two years. Average outstanding deposits increased 6%, following a 15% increase in 1992. Many banks experienced deposit stagnation or declines in 1993, as the low level of interest rates induced many depositors to seek higher-yielding instruments in areas outside the banking system. Competition from the stock market and mutual funds, insurance products, and bonds placed pressure on banks to maintain their deposits. In addition, in the Corporation's market area, the concern for safety and soundness arising from the thrift crisis and the problems of other banks evaporated due to the demise of most thrifts and the improvement in asset quality and capital of its banking competitors.
   The Corporation's large and extensive branch system placed the Corporation in good position to continue garnering low-cost consumer core deposits. In addition, the Corporation's largest market -- the Washington-Baltimore area -
- - continues to be very attractive and generated the majority of the growth in 1993. First Virginia continued to increase market share to 9.4% of the Virginia market in the middle of 1993. The Corporation was able to capitalize on the changes in ownership of the former First American, Dominion and Maryland National banks in attracting depositors.
   Demand deposits increased 15% in 1993, following a 14% increase in 1992, while NOW accounts increased 15%, following 25% growth in 1992. Demand deposits comprise 16.4% of average deposits, while NOW accounts comprise
20.2%. Total transaction accounts constitute 36.6% of total deposits.
   The decline in interest rates which occurred in 1992 has influenced consumers to remain liquid while they wait for interest rates to increase again. Traditional consumer savings accounts, which can be withdrawn at any time without penalty, increased 34% in 1993 following a 62% increase in 1992 and now comprise 21.2% of deposits. At some point, consumers may transfer these funds to higher-cost certificates of deposit when interest rates go up; however, the Corporation is benefiting from the lower cost of these funds at this time. Money-market accounts declined 5% in 1993 after growing 25% in 1992, as some of these customers transferred balances to higher-yielding accounts in 1993.
   Other certificates of deposit, which are primarily consumer deposits, declined 12.3% on average after declining 2.7% in 1992. The low level of interest rates induced consumers to lengthen their maturities in this category, with the most popular new and reinvestment categories being two or five-year certificates. Large-denomination certificates declined 11% in 1993, as compared to a 25% decline in 1992. The Corporation does not actively bid on these types of deposits or rely on them for its funding sources, and they constitute less than 3% of total deposits. They are primarily composed of high-savings-level consumers and bear rates identical to other certificates of deposit. The Corporation does not purchase any brokered deposits or solicit deposits outside of its primary market areas.

Maturity ranges for certificates of deposit with balances of $100,000 or more on December 31, 1993 were (in thousands):

One month or less..............................................  $ 21,980
After one month through three months...........................    38,332
After three through six months ................................    38,023
After six through twelve months ...............................    37,635
Over twelve months.............................................    29,390
                                                                 --------
                                                                 $165,360
                                                                 ========

Average Deposits Pie Chart
(Millions of Dollars)

                                 1993      1992      1991
                               --------  --------  --------
Noninterest Bearing            $  990.0  $  864.0  $  756.0
Transaction                     1,218.7   1,059.1     845.8
Savings                         1,276.9     954.5     588.7
Money Market                      746.7     788.7     632.1
Other Consumer CDs              1,628.0   1,856.3   1,908.5
Large-Denomination CDs            167.7     187.7     250.5
                               --------  --------  --------
                               $6,028.0  $5,710.3  $4,981.6
                               ========  ========  ========

OTHER INTEREST-BEARING LIABILITIES

   Short-term borrowings consist primarily of commercial paper issued by the parent company and securities sold by the member banks with an agreement to repurchase them on the following business day. These short-term obligations are issued principally as a convenience to customers in connection with cash management activities utilized by these customers. Average short-term borrowings from these sources increased 4% in 1993 after advancing 16% during 1992.
   During 1993, the Corporation paid off its remaining long-term indebtedness composed of a mortgage loan on its headquarters building in Falls Church. The only remaining long-term debt are capitalized lease obligations on branch office facilities which are not subject to prepayment.
   A shelf registration for the issuance of $50 million of senior notes was filed with the Securities and Exchange Commission in 1989. Moody's has indicated that the notes, when and if issued, will have a rating of A-1. The Corporation's commercial paper is rated P-1 by Moody's and A-1 by Standard & Poor's, and the lead bank's certificates of deposit are rated A+/A-1 by Standard & Poor's. In 1993, Moody's initiated a rating on the lead bank's long and short-term deposits and obligations of Aa3 and Prime-1, respectively, the highest rating of any bank's deposits in the Corporation's market area.

STOCKHOLDERS' EQUITY

   First Virginia maintains its capital at some of the highest levels relative to other banks in the country. The ratio of stockholders' equity to assets was 9.83% at the end of 1993, as compared to an average of 8.38% for similar banks in its peer group with assets between $5 - $10 billion, according to Keefe, Bruyette & Woods. The Corporation's Tier 1 leverage ratio was 9.68% at the end of 1993, as compared to 8.91% at the end of 1992. This level exceeds the regulatory minimum of 3.0% by over three times and gives the Corporation considerable available capital for growth and safety. Each of the Corporation's individual banks maintains a capital ratio well in excess of regulatory minimums, and all qualify as "well capitalized" banks, allowing them the lowest FDIC premium rate and the freedom to operate without restrictions from regulatory bodies.
   Over the past five years, stockholders' equity has increased at an annual, compounded growth rate of 10.9% and totaled $692 million at the end of 1993. The dividend rate on the common stock was increased twice in 1993, and at the end of 1993, the annual rate had increased 19.2% over the rate at the end of 1992. Dividends have grown at an 8.5% compound growth rate over the past five years. In 1992, a three-for-two stock split was declared and was accounted for in the form of a dividend. As a result, $10.7 million was transferred from surplus to common stock; however, the total capital of the Corporation was not affected.
   First Virginia and its subsidiary banks are required to comply with capital adequacy standards established by the Federal Reserve and the FDIC. The Corporation exceeded the additional, regulatory risk-based capital requirements by wide margins due in part to the high level of capital and in part to the conservative nature of the Corporation's assets. The Tier 1 risk-based capital ratio totaled 16.84% at the end of 1993, and the Tier 2 or total risk-based capital ratio equaled 18.09%. The regulatory minimums are 4.0% and 8.0%, respectively.

Asset Quality
- -------------

   The Corporation has a number of policies to ensure that lending and investment activities expose the Corporation to a minimum of risk while producing a profit consistent with the exposure to risk. These policies are reviewed constantly by the Corporation's senior management, and each member bank's internal loan monitoring system provides a detailed, monthly report of production, delinquencies, and nonperforming and potential problem loans. This careful monitoring has resulted in a consistent record of low delinquencies and charge-offs as well as few nonperforming loans in relation to the entire loan portfolio.
   The Corporation has no foreign or highly leveraged transaction loans, and loans are made only within the trade areas of the member banks. Loans are generally not participated with or purchased from banks not affiliated with the First Virginia system. In addition, participations between banks within the First Virginia system must be participated first with the Corporation's lead bank where another comprehensive loan review process is performed. Approximately 82% of the Corporation's loans is made to consumers and normally is secured by personal or real property.
   First Virginia has no significant concentration of credit to any single industry or borrower, and its loans are spread throughout its market areas. The Corporation's legal lending limit to any one borrower is approximately $97 million; however, it generally limits its loans to any one borrower and related interests to $15 million. Occasionally, the Corporation may exceed its internal limit. One of the Corporation's specialty loan areas is the automobile finance area, and loans are made to consumers both directly in the branches of the member banks and indirectly through automobile dealerships. Roughly 34% of the total loan portfolio is comprised of consumer automobile loans, but because the loan amounts are relatively small and are spread across many individual borrowers, the risk of any major charge-offs is minimized. The Corporation also makes loans directly to automobile dealers in order to finance their inventories.
   Over the past several years, real estate development and construction loans have been a problem for many banks in the Corporation's market areas, particularly in the Washington, D.C., market. The Corporation has a small exposure in these types of loans, and at the end of 1993, total construction and development loans amounted to only $90.8 million, or approximately 2% of the total loan portfolio. While the Corporation has not been unaffected by the problems affecting the real estate industry, its conservative lending policies and orientation, primarily toward owner-occupied or residential properties, has minimized the extent of exposure in this area.

NONPERFORMING ASSETS

   Nonperforming assets declined 15% in 1993 and totaled $27.6 million at year-end. Nonperforming assets were .68% as a percentage of total loans and nonperforming assets, down from the .85% at the end of 1992. After peaking in 1990 at 1.07%, nonperforming assets have steadily declined to their historical levels and are significantly below the levels of similarly sized institutions both in the Corporation's market areas and nationwide. Foreclosed properties declined 36% in 1993, following a 31% decline in 1992. At the end of 1993, the Corporation had $7.1 million in foreclosed real estate, with slightly less than one half of that total comprised of one property in the Norfolk area and the rest composed of small, individual properties spread throughout the Corporation's market areas. The Corporation had no in-substance foreclosures at the end of 1993 and no foreclosed commercial real estate in the Washington, D.C., area market.
   The table on the following page shows the total of nonperforming assets at the end of the past five years. Experience has shown that actual losses on nonperforming assets are only a small percentage of such assets. The Corporation expects to recover virtually all of its nonperforming assets, many with full interest. During 1993, the Corporation collected approximately $1.5 million in previously unaccrued interest on loans in a nonaccrual status that were collected in full.

                            Nonperforming Assets

                                              December 31
                                1993     1992     1991     1990     1989
                               -------  -------  -------  -------  -------
                                             (In thousands)
Nonaccruing loans .....        $18,387  $20,453  $17,425  $24,812  $12,576
Restructured loans.....          2,175    1,139    1,337    1,745    2,539
Properties acquired
 by foreclosure........          7,086   11,099   16,160   10,278    1,507
                               -------  -------  -------  -------  -------
  Total................        $27,648  $32,691  $34,922  $36,835  $16,622
                               =======  =======  =======  =======  =======
Percentage of total loans and
 foreclosed real estate           .68%     .85%     .99%    1.07%     .50%

Loans 90 days past due..       $ 2,752  $ 4,595  $ 8,935  $ 6,293  $ 6,958
                               =======  =======  =======  =======  =======

   Loans past due 90 days or more totaled $2.8 million at the end of 1993, a decline of 40% as compared to 1992 which in turn had a 49% decline as compared to 1991. This decrease represented a record low of .07% of outstanding loans. Loans past due 30 days or more declined 21% to $17.0 million and also represented a record low of .42% of the total loan portfolio. These ratios are considerably below industry averages and reflect the high, overall quality of the Corporation's loan portfolio.
   A loan generally is classified as nonaccrual when full collectibility of principal or interest is in doubt; when repossession, foreclosure or bankruptcy proceedings are initiated; or when other legal actions are taken. In the case of installment loans, a loan is placed in nonaccrual if payments are delinquent 120 days. The same is true for credit card loans if they are 180 days past due, and for other loans after payments are delinquent for 90 days. If collateral on a loan is sufficient to insure full collection of principal and interest, an exception to the general policy might be made. Loans may also be placed in a nonaccruing status at any time prior to that indicated above if the Corporation anticipates that interest or principal will not be collected.

ALLOWANCE FOR LOAN LOSSES

   The allowance for loan losses is maintained at a level which management believes is adequate to absorb potential losses in the loan portfolio. Management's methodology in determining the adequacy of the allowance considers specific credit reviews, past loan-loss experience, current economic conditions and trends, and the growth and composition of the loan portfolio. Every commercial loan is reviewed and rated at least annually according to the Corporation's credit standards, and trends in the total portfolio are examined for potential deterioration in overall quality.
   At the end of 1993, the allowance represented 1.25% of total loans - down three basis points from the level at the end of 1992 and within the long-range band the Corporation believes to be adequate. The allowance covered net charge-offs approximately 10 times, up considerably from the end of 1992 when it covered net charge-offs 3.85 times. Only a small percentage of the allowance has been allocated to specific credits, with the majority being available for currently unidentified losses. Management believes that the allowance is adequate to absorb any potential, unidentified losses.
   Net charge-off experience improved significantly during 1993, and nonperforming loans and delinquencies all improved to historical lows. The Corporation constantly monitors the level of the allowance, considering its long-term experience and short-term individual requirements. If asset quality and loan charge-offs remain at the current historically low levels, the Corporation intends to lower its long-term band during 1994 to the 1.15% - 1.20% range.
   The allowance is charged when management determines that the prospect of recovering the principal of a loan has diminished significantly. Subsequent recoveries, if any, are credited to the allowance. Net charge-offs declined 60% in 1993 to $5.1 million, after maintaining itself in a band between $10 and $13 million from 1989 to 1992. All categories of loans showed significant declines in net charge-offs, as asset quality improved. Net loan charge-offs on credit card loans still remained at the relatively high level of 2.80%, reflecting a trend since 1989 of higher bankruptcies and fraud in this area. The Corporation's loss experience with credit card loans is still significantly below the national averages. Despite the Corporation's exposure to automobile lending, its actual loss experience has been very favorable, and its net charge-offs declined 77% in 1993 to .06% of the portfolio. Part of this favorable experience reflects the effort beginning in early 1991 to increase the credit standards for indirect automobile loans and the Corporation's policy of purchasing primarily "A" paper on new cars. Commercial loans had a net recovery during 1993, as the Corporation experienced no significant problems during the year.
   An analysis of the activity in the allowance for loan losses for each of the last five years is presented in the table on the following page.

                          Allowance for Loan Losses

                                                December 31
                                  1993     1992     1991     1990     1989
                                 -------  -------  -------  -------  -------
                                               (In thousands)
Balance at beginning of year     $49,340  $44,817  $43,917  $40,905  $40,165
Balances of acquired banks           259     -        -         291     -
Provision charged to
 operating expense........         6,450   17,355   14,024   13,404   11,039
                                 -------  -------  -------  -------  -------
    Total ................        56,049   62,172   57,941   54,600   51,204
                                 -------  -------  -------  -------  -------
Charge-offs:
 Consumer:
  Credit card.............         4,516    4,852    4,756    3,189    2,474
  Indirect automobile.....         2,827    5,139    7,062    5,826    6,187
  Other...................         1,464    2,758    3,291    2,555    2,662
 Real estate..............            39      473      201      224      454
 Commercial...............           365    3,298    1,176    2,235    1,597
                                 -------  -------  -------  -------  -------
    Total ................         9,211   16,520   16,486   14,029   13,374
                                 -------  -------  -------  -------  -------
Recoveries:
 Consumer:
  Credit card.............           758      632      516      438      410
  Indirect automobile.....         2,102    2,024    1,807    1,698    1,417
  Other...................           765      813      681      812      815
 Real estate..............            17       18       53       34       22
 Commercial...............           447      201      305      364      411
                                 -------  -------  -------  -------  -------
    Total ................         4,089    3,688    3,362    3,346    3,075
                                 -------  -------  -------  -------  -------
Net charge-offs deducted..         5,122   12,832   13,124   10,683   10,299
                                 -------  -------  -------  -------  -------
Balance at end of year ...       $50,927  $49,340  $44,817  $43,917  $40,905
                                 =======  =======  =======  =======  =======

Net Loan Losses (Recoveries) to
 Average Loans by Category:
 Credit card..............          2.80%    3.11%    2.96%    1.87%    1.48%
 Indirect automobile......           .06      .29      .50      .40      .47
 Other consumer...........           .05      .16      .23      .16      .18
 Real estate..............           -        .07      .03      .04      .10
 Commercial...............          (.01)     .50      .14      .28      .17
                                 -------  -------  -------  -------  -------
Total Loans...............           .13%     .35%     .38%     .31%     .31%
                                 =======  =======  =======  =======  =======

Percentage of allowance for loan
 losses to year-end loans.          1.25%    1.28%    1.27%    1.28%    1.23%

Nonperforming Asset Ratios Ribbon Chart
(the lower, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1993         0.68%      1.24%     0.98%
 1992         0.85%      2.62%     1.58%
 1991         0.99%      2.49%     2.22%
 1990         1.07%      2.56%     2.28%
 1989         0.50%      1.31%     1.30%

Southern Regionals: Banking companies with assets over $2 billion (30 in
1993)

National Peer Group: Banking companies with assets of between $5 and $10 billion (19 in 1993)
   Source: Keefe, Bruyette & Woods


Reserve Coverage Ratios Ribbon Chart
(the higher, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1993          248        252       265
 1992          229        161       204
 1991          239        139       134
 1990          165        104       117
 1989          271        142       146

Southern Regionals: Banking companies with assets over $2 billion (30 in
1993)

National Peer Group: Banking companies with assets of between $5 and $10 billion (19 in 1993)
   Source: Keefe, Bruyette & Woods


Net Charge-Offs Ratios Ribbon Chart
(the lower, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1993         0.13       0.33      0.29
 1992         0.35       0.78      0.66
 1991         0.38       0.96      0.89
 1990         0.31       0.87      0.75
 1989         0.31       0.49      0.47

Southern Regionals: Banking companies with assets over $2 billion (30 in
1993)

National Peer Group: Banking companies with assets of between $5 and $10 billion (19 in 1993)
   Source: Keefe, Bruyette & Woods

LIQUIDITY AND SENSITIVITY TO INTEREST RATES
- -------------------------------------------

   The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities. Liquidity management involves the ability to meet the cash flow requirements of the Corporation's loan and deposit customers. Interest-rate-sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation does not hedge its position with swaps, options or futures but instead maintains a highly liquid and short-term position in all of its earning assets and interest-bearing liabilities.
   In order to meet its liquidity needs, the Corporation schedules the maturity of its investment securities so that approximately an equal amount will mature each month. The weighted-average life of the securities portfolio at the end of 1993 was just over 24 months - basically unchanged from the end of 1992 and 1991. Because the Corporation views its securities portfolio primarily as a source of liquidity and safety, it does not necessarily react to changes in the yield curve in an attempt to enhance its yield. Accordingly, the average life of the portfolio does not change much as the Corporation maintains a constant approach to its portfolio and invests primarily in U.S. Government securities with a life no greater than five years. Municipal securities are also generally limited to lives of no more than five years but due to availability and other factors are occasionally purchased in serial issues with longer lives. The maturity ranges of the securities and the average taxable-equivalent yields as of December 31, 1993, are as follows:

                                U.S. Government    State and
                                and its Agencies   Municipal       Other
                                ---------------  -------------  ------------
                                  Amount  Yield   Amount Yield  Amount Yield
                                ---------- ----  -------- ----  ------- ----
                                              (Dollars in thousands)
One year or less..............  $  553,240 6.3%  $ 79,720 7.9%  $10,484  7.6%
After one year through
     five years                  1,351,086 5.7    146,797 7.5    18,256  5.6
After five through ten years..         391 8.3      3,491 9.1        99  6.8
After ten years...............        -     -       5,355 9.2        50 10.0
No stated maturity............        -     -        -     -      7,065  6.7
                                ----------       --------       -------
Total ........................  $1,904,717 5.9%  $235,363 7.7%  $35,954  6.5%
                                ==========       ========       =======

Weighted-average maturity.....  25 months        25 months

   A cash reserve consisting primarily of overnight investments is also maintained by the parent company to meet any contingencies and to provide additional capital, if needed, to the member banks.
   The majority of the Corporation's loans are fixed-rate installment loans to consumers, and mortgage loans whose maturities are longer than the deposits by which they are funded. A degree of interest-rate risk is incurred if the interest rate on deposits should rise before the loans mature. However, the substantial liquidity provided by the monthly repayments on these loans can be reinvested at higher rates which largely reduces the interest-rate risk. Home equity lines of credit have adjustable rates that are tied to the Prime Rate. Many of the loans not in the installment or mortgage categories have maturities of less than one year or have floating rates which may be adjusted periodically to reflect current market rates. These loans are summarized in the following table.


                                                   Between
                                         1 year    1 and 5   After
                                         or less    years   5 years    Total
                                        --------  --------  -------  --------
                                                 (In thousands)

Maturity ranges:
 Commercial........................     $295,953  $ 92,220  $44,036  $432,209
 Construction and land development.       81,424     7,303    2,096    90,823
                                        --------  --------  -------  --------
Total .............................     $377,377  $ 99,523  $46,132  $523,032
                                        ========  ========  =======  ========

Floating-rate loans:
 Commercial........................               $ 16,285  $ 7,075  $ 23,360
 Construction and land development.                  6,343      515     6,858
                                                  --------  -------  --------
Total .............................               $ 22,628  $ 7,590  $ 30,218
                                                  ========  =======  ========

   First Virginia's Asset/Liability Committee is responsible for reviewing the Corporation's liquidity requirements and for maximizing net interest income, consistent with capital requirements, liquidity, interest rates and economic outlooks, competitive factors and customer needs. Liquidity requirements are reviewed in detail for each of the Corporation's individual banks; however, overall asset/liability management is performed on a consolidated basis in order to achieve a consistent and coordinated approach.
   One of the tools the Corporation uses to determine its interest-rate risk is gap analysis. Gap analysis attempts to examine the volume of interest-rate-sensitive assets minus interest-rate-sensitive liabilities. The difference between the two is the interest sensitivity gap which indicates how future changes in interest rates may affect net interest income. Regardless of whether interest rates are expected to increase or fall, the objective is to maintain a gap position that will minimize any changes in net interest income. A negative gap exists when the Corporation has more interest-sensitive liabilities maturing within a certain time period than interest-sensitive assets. Under this scenario, if interest rates were to increase, it would tend to reduce net interest income. At December 31, 1993, the Corporation had a slightly negative interest-rate gap in the short term (under three months) but was slightly asset sensitive in the longer term. The table on the next page shows the Corporation's interest-sensitivity position at December 31, 1993.

INTEREST-SENSITIVITY ANALYSIS


                                     1 to 30-Day  1 to 90-Day  1 to 180-Day
                                     Sensitivity   Sensitivity  Sensitivity
                                     -----------  -----------  -----------
                                             (Dollars in thousands)
Earning assets:
  Loans, net of unearned income....  $  792,200   $1,044,228   $1,391,412
  Investment securities............      52,499      116,805      303,745
  Federal funds purchased and
    securities purchased under
    agreements to resell...........     235,000      235,000      235,000
                                     -----------  -----------  -----------
      Total earning assets.........   1,079,699    1,396,033    1,930,157
                                     -----------  -----------  -----------

Funding sources:
  Non-interest bearing
    demand deposits................        -            -            -
  NOW accounts.....................        -            -            -
  Money-market accounts............     724,462      724,462      724,462
  Savings deposits.................        -            -            -
  Certificates of deposit..........     235,634      493,640      859,741
  Large-denomination certificates
    of deposit.....................      21,980       60,312       98,335
  Short-term borrowings............     151,859      151,859      151,859
  Long-term borrowings.............        -            -            -
                                     -----------  -----------  -----------
      Total funding sources........   1,133,935    1,430,273    1,834,397
                                     -----------  -----------  -----------
Interest-sensitivity gap...........  $  (54,236)  $  (34,240)  $   95,760
                                     ===========  ===========  ===========
Interest-sensitivity gap as a
  percentage of earning assets.....        (.83)%       (.53)%       1.47%

Ratio of interest-sensitive assets
  to interest-sensitive liabilities         .95x         .98x        1.05x

                                                   Beyond One
                                    1 to 365-Day    Year or
                                     Sensitivity  Nonsensitive     Total
                                     -----------  -----------  -----------
                                             (Dollars in thousands)
Earning assets:
  Loans, net of unearned income....  $2,087,491   $1,999,827   $4,087,318
  Investment securities............     560,678    1,615,356    2,176,034
  Federal funds purchased and
    securities purchased under
    agreements to resell...........     235,000         -         235,000
                                     -----------  -----------  -----------
      Total earning assets.........   2,883,169    3,615,183    6,498,352
                                     -----------  -----------  -----------

Funding sources:
  Noninterest-bearing
    demand deposits................                1,039,933    1,039,933
  NOW accounts.....................                1,294,867    1,294,867
  Money-market accounts............     724,462         -         724,462
  Savings deposits.................                1,325,943    1,325,943
  Certificates of deposit..........   1,226,052      359,772    1,585,824
  Large-denomination certificates
    of deposit.....................     135,970       29,390      165,360
  Short-term borrowings............     151,859         -         151,859
  Long-term borrowings.............                    1,008        1,008
                                     -----------  -----------  -----------
      Total funding sources........   2,238,343    4,050,913    6,289,256
                                     -----------  -----------  -----------
Interest-sensitivity gap...........  $  644,826   $ (435,730)  $  209,096
                                     ===========  ===========  ===========
Interest-sensitivity gap as a
  percentage of earning assets.....        9.92%       (6.71)%       3.22%

Ratio of interest-sensitive assets
  to interest-sensitive liabilities        1.29x         .89x        1.03x



   First Virginia does not manage its interest-rate risk simply with static maturity and repricing reports. It also uses a dynamic modeling process which projects the impact of different interest rate, loan and deposit growth scenarios over a twelve-month period. A large part of First Virginia's loans and deposits comes from its retail base and does not automatically reprice on a contractual basis in reaction to changes in interest-rate levels. Accordingly, First Virginia has not experienced earnings volatility as may be indicated by its interest-sensitive gap position. The Corporation has consistently maintained a net interest margin in excess of 5.00%, whether rates are high or low, and has been able to maintain adequate liquidity to provide for changes in interest rates and in loan and deposit demands.

Quarterly Results
- -----------------

   The results of operations for the first three quarters of 1993 have been analyzed in quarterly reports to shareholders. The results of operations for each of the quarters during the two years ended December 31, 1993, are summarized in the table on the next two pages (in thousands, except per-share data or as otherwise indicated). The figures for the first two quarters of 1993 have been restated to include the results of the acquisition of United Southern Bank of Morristown during the third quarter. Prior-year results have not been restated, because they would not have a material effect upon the Corporation's financial statements.
   Net income for the fourth quarter of 1993 increased 9% over the same quarter in 1992. The primary reason for the increase was a 66% decline in the provision for loan losses due to a lower rate of actual net charge-offs on loans. In addition, the fourth quarter of 1993 included a gain of $679,000 on the sale of some equity securities that the Corporation acquired a number of years ago.
   The net interest margin declined 37 basis points to 5.28% in the fourth quarter of 1993, as compared to the same quarter in 1992, because the Corporation's investments and loans continued to reprice at a faster rate than deposits. In the fourth quarter of 1992, the net interest margin peaked, after increasing throughout the year, due to declining interest rates which affected deposits to a greater degree than earning assets.
   During the fourth quarter of 1993, the Corporation sold a package of mortgage servicing rights and recorded a gain of $1.2 million. Over the past several years, the Corporation has sold a package of servicing rights each year but did not do so in 1992 due to its desire to increase future service fee income through the retention of mortgages it originated. The fourth quarter of 1993 also included an additional write-down of $1.0 million on previously purchased mortgage servicing rights due to an increase in the prepayment rate of the underlying mortgages. The comparable quarter of 1992 reflected an additional expense of $.8 million for the write-down of mortgage servicing rights.
   Nonperforming assets declined 15%, as compared to the fourth quarter of 1992, and were down 5%, as compared to the third quarter. At the end of the fourth quarter, nonperforming assets amounted to .68% of loans as compared to .85% at the end of 1992.
   Noninterest income increased 10%, as compared to the 1992 fourth quarter, due to the gain on the sale of servicing rights and the gain on the sale of securities. Noninterest expenses declined slightly, as compared to the fourth quarter of 1992, due to a decrease in employment expense primarily related to a decline in stock-related compensation resulting from the decline in the Corporation's stock price.

                                         QUARTERLY RESULTS

                                                 1993
                                --------------------------------------
                                             Quarter Ended
                                --------------------------------------
                                 Dec. 31  Sept. 30   June 30   Mar. 31
Condensed Statements of Income  --------  --------  --------  --------
                          (Dollar amounts in thousands, except per-share data)

Interest and fees on loans      $ 89,372  $ 91,778  $ 91,424  $ 90,545
Income from securities            32,589    32,752    33,460    34,503
Other interest income              2,059     2,212     2,260     1,828
                                --------  --------  --------  --------
 Total interest income           124,020   126,742   127,144   126,876
                                --------  --------  --------  --------
Interest on deposits              38,990    40,729    40,826    40,630
Interest on borrowed funds         1,062       981       850       891
                                --------  --------  --------  --------

 Total interest expense           40,052    41,710    41,676    41,521
                                --------  --------  --------  --------
Net interest income               83,968    85,032    85,468    85,355
Provision for loan losses          1,416       820     2,026     2,188
Other income                      22,088    20,802    20,084    19,566
Other expense                     62,392    62,452    60,820    60,103
Provision for income taxes        13,259    14,039    13,414    13,410
                                --------  --------  --------  --------
Net income                      $ 28,989  $ 28,523  $ 29,292  $ 29,220
                                ========  ========  ========  ========
Net income per share            $    .89  $    .88  $    .90  $    .90

Average Quarterly Balances

Average balances (in millions):
 Securities                     $  2,182  $  2,128  $  2,111  $  2,140
 Loans                             4,047     3,992     3,936     3,857
 Total earning assets              6,495     6,403     6,344     6,233
 Total assets                      7,021     6,919     6,869     6,750

 Demand deposits                   1,037     1,005       988       929
 Interest-bearing deposits         5,073     5,044     5,043     4,991
 Total deposits                    6,110     6,049     6,031     5,920
 Interest-bearing liabilities      5,245     5,199     5,181     5,135
 Total stockholders' equity          681       662       642       621

Key Ratios

Rates earned on assets              7.72%     8.02%     8.16%     8.33%
Rates paid on liabilities           3.03      3.18      3.23      3.28
Net interest margin                 5.28      5.43      5.53      5.63

Return on average assets            1.65      1.65      1.71      1.73
Return on average equity           17.03     17.23     18.25     18.81

                                         QUARTERLY RESULTS

                                                 1992
                                --------------------------------------
                                             Quarter Ended
                                --------------------------------------
                                 Dec. 31  Sept. 30   June 30   Mar. 31
Condensed Statements of Income  --------  --------  --------  --------
                          (Dollar amounts in thousands, except per-share data)

Interest and fees on loans      $ 92,287  $ 92,570  $ 93,977  $ 92,927
Income from securities            36,373    36,844    37,088    33,688
Other interest income              1,891     1,991     2,501     3,133
                                --------  --------  --------  --------
 Total interest income           130,551   131,405   133,566   129,748
                                --------  --------  --------  --------
Interest on deposits              43,724    48,451    52,446    54,843
Interest on borrowed funds         1,279     1,264     1,373     1,446
                                --------  --------  --------  --------

 Total interest expense           45,003    49,715    53,819    56,289
                                --------  --------  --------  --------
Net interest income               85,548    81,690    79,747    73,459
Provision for loan losses          4,192     3,505     5,704     3,954
Other income                      20,096    19,301    19,328    18,362
Other expense                     62,644    60,102    58,972    57,173
Provision for income taxes        12,266    11,778    10,595     9,173
                                --------  --------  --------  --------
Net income                      $ 26,542  $ 25,606  $ 23,804  $ 21,521
                                ========  ========  ========  ========
Net income per share            $    .82  $    .79  $    .74  $    .67

Quarterly Average Balances

Average balances (in millions):
 Securities                     $  2,188  $  2,184  $  2,176  $  1,891
 Loans                             3,786     3,704     3,635     3,514
 Total earning assets              6,213     6,126     6,072     5,710
 Total assets                      6,693     6,586     6,544     6,182

 Demand deposits                     909       880       875       791
 Interest-bearing deposits         4,958     4,905     4,889     4,631
 Total deposits                    5,867     5,785     5,764     5,422
 Interest-bearing liabilities      5,123     5,064     5,042     4,778
 Total stockholders' equity          599       580       563       547

Key Ratios

Rates earned on assets              8.53%     8.70%     8.96%     9.26%
Rates paid on liabilities           3.49      3.91      4.29      4.74
Net interest margin                 5.65      5.48      5.40      5.30

Return on average assets            1.59      1.56      1.46      1.39
Return on average equity           17.74     17.74     16.91     15.73

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

CONSOLIDATED BALANCE SHEETS


                                                        December 31
                                                     1993          1992
                                                  ----------    ----------
                                                      (In thousands)

ASSETS
Cash and noninterest-bearing deposits in banks    $  326,136    $  381,384
Federal funds sold and securities purchased
   under agreements to resell.................       235,000       235,000
                                                  ----------    ----------
        Total cash and cash equivalents.......       561,136       616,384
                                                  ----------    ----------
Investment securities:
   U.S. Government & its agencies.............     1,904,717     1,871,284
   State and municipal obligations............       235,363       253,926
   Other......................................        35,954        40,017
                                                  ----------    ----------
        Total investment securities (market
           value $2,228,818-1993 and
           $2,225,780-1992)...................     2,176,034     2,165,227
                                                  ----------    ----------
Loans.........................................     4,414,953     4,194,208
   Deduct:  Unearned income...................      (327,635)     (351,835)
                                                  ----------    ----------
       Loans, net of unearned income..........     4,087,318     3,842,373
            Allowance for loan losses.........       (50,927)      (49,340)
                                                  ----------    ----------
        Net loans.............................     4,036,391     3,793,033
                                                  ----------    ----------
Premises and equipment........................       137,007       136,654
Other assets..................................       126,315       129,249
                                                  ----------    ----------
   Total Assets...............................    $7,036,883    $6,840,547
                                                  ==========    ==========

                                                        December 31
                                                     1993          1992
                                                  ----------    ----------
                                                      (In thousands)

LIABILITIES
Deposits:
   Noninterest-bearing........................    $1,039,933    $1,012,268
   Interest-bearing:
        Transaction accounts..................     1,294,867     1,204,929
        Money-market accounts.................       724,462       766,156
        Savings deposits......................     1,325,943     1,195,665
        Certificates of deposit:
           Large denomination.................       165,360       157,810
           Other..............................     1,585,824     1,676,918
                                                  ----------    ----------
           Total deposits.....................     6,136,389     6,013,746
Interest, taxes and other liabilities.........        56,126        63,494
Short-term borrowings.........................       151,859       150,681
Mortgage indebtedness.........................         1,008         5,227
                                                  ----------    ----------
   Total Liabilities..........................     6,345,382     6,233,148
                                                  ----------    ----------
STOCKHOLDERS' EQUITY
Preferred stock, $10 par value................           805           825
Common stock, $1 par value....................        32,444        32,185
Capital Surplus...............................        68,406        64,930
Retained Earnings.............................       589,846       509,459
                                                  ----------    ----------
   Total Stockholders' Equity.................       691,501       607,399
                                                  ----------    ----------
   Total Liabilities and Stockholders' Equity.    $7,036,883    $6,840,547
                                                  ==========    ==========



















See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME


                                                   Year Ended December 31

                                                 1993       1992       1991
                                               --------   --------   --------
                                          (In thousands, except per share data)
Interest income:
     Interest and fees on loans..........      $363,119   $371,761   $382,456
     Interest and dividends on
      investment securities:
        U.S. Government & its agencies...       117,634    125,528     97,334
        State and municipal
         obligations.....................        13,165     15,209     16,759
        Other............................         2,505      3,256      4,408
     Income from federal funds sold
      and securities purchased
      under agreements to resell.........         8,359      9,516     14,880
                                               --------   --------   --------
        Total interest income............       504,782    525,270    515,837
                                               --------   --------   --------

Interest expense:
     Deposits:
        Transaction accounts.............        31,840     34,540     40,382
        Money market accounts............        20,090     26,067     32,573
        Savings deposits.................        37,432     35,883     28,243
        Certificates of deposit:
           Large denomination............         6,353      8,767     16,381
           Other.........................        65,460     94,207    135,009
     Short-term borrowings...............         3,563      4,149      6,479
     Long-term indebtedness..............           221      1,213      1,219
                                               --------   --------   --------
        Total interest expense...........       164,959    204,826    260,286
                                               --------   --------   --------
Net interest income......................       339,823    320,444    255,551
Provision for loan losses................         6,450     17,355     14,024
                                               --------   --------   --------
Net interest income after provision
 for loan losses.........................       333,373    303,089    241,527
                                               --------   --------   --------

                                                   Year Ended December 31

                                                 1993       1992       1991
                                               --------   --------   --------
                                          (In thousands, except per share data)

Net interest income after provision
 for loan losses.........................       333,373    303,089    241,527
                                               --------   --------   --------
Other income:
    Service charges on deposit accounts..        34,448     33,080     32,475
    Insurance premiums and commissions...         6,555      6,591      6,107
    Credit card service charges and fees.        11,070     11,278     11,696
    Trust services.......................         5,001      4,467      4,113
    Income from other customer services..        16,533     15,173     12,742
    Securities gains (losses) before
      income tax provisions (credits)
      of $246-1993, $(100)-1992,
      and $(12)-1991.....................           711       (159)         8
    Other................................         8,222      6,657      5,142
                                               --------   --------   --------
        Total other income...............        82,540     77,087     72,283
                                               --------   --------   --------
Other expenses:
     Salaries and employee benefits......       134,296    129,137    116,490
     Occupancy...........................        18,207     17,499     16,841
     Equipment...........................        19,634     18,864     17,554
     Telephone...........................         5,508      5,511      5,305
     Printing and supplies...............         5,485      5,219      5,337
     Credit card processing fees.........         6,431      6,467      7,100
     FDIC assessment.....................        13,412     12,453     10,046
     Other...............................        42,794     43,741     39,570
                                               --------   --------   --------
        Total other expenses.............       245,767    238,891    218,243
                                               --------   --------   --------
Income before income taxes...............       170,146    141,285     95,567
Provision for income taxes...............        54,122     43,812     25,959
                                               --------   --------   --------
NET INCOME...............................      $116,024   $ 97,473   $ 69,608
                                               ========   ========   ========
Net income per share of common stock.....      $   3.57   $   3.02   $   2.17

Average primary shares of
        common stock outstanding.........        32,512     32,252     32,092









See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 1993       1992       1991
                                               --------   --------   --------
Preferred stock                                    (Dollars in thousands)
- ---------------
Balance at beginning of year..............     $    825   $  1,027   $  1,114
Redemption of 2,021 shares-1993, 20,241
  shares-1992 and 8,635 shares-1991 upon
  conversion to common stock..............          (20)      (202)       (87)
                                               --------   --------   --------
Balance at end of year....................     $    805   $    825   $  1,027
                                               ========   ========   ========
Common stock
- ------------
Balance at beginning of year..............     $ 32,185   $ 32,093   $ 32,009
Issuance of 196,679 shares for
  an acquired bank........................          197       -          -
Issuance of 3,026 shares-1993, 29,770
  shares-1992 and 12,746 shares-1991
  upon conversion of preferred stock......            3         30         13
Issuance of 48,500 shares-1993, 25,467
  shares-1992 and 52,875 shares-1991
  for stock options.......................           48         26         53
Issuance of 11,084 shares-1993, 36,239
  shares-1992 and 18,624 shares-1991
  for stock appreciation rights...........           11         36         18
                                               --------   --------   --------
Balance at end of year....................     $ 32,444   $ 32,185   $ 32,093
                                               ========   ========   ========
Capital surplus
- ---------------
Balance at beginning of year..............     $ 64,930   $ 63,121   $ 61,229
Increase arising from:
  Acquisition of a bank...................        2,117       -          -
  Conversion of preferred stock...........           17        172         74
  Issuance of common stock for the
    dividend reinvestment plan............         -           222        719
  Exercise of stock options...............          937        321        696
  Exercise of stock appreciation rights...          405      1,094        403
                                               --------   --------   --------
Balance at end of year....................     $ 68,406   $ 64,930   $ 63,121
                                               ========   ========   ========
Retained earnings
- -----------------
Balance at beginning of year..............     $509,459   $443,877   $403,335
Increase attributable to an acquired bank.        1,139
Net income................................      116,024     97,473     69,608
Dividends declared:
  Preferred stock.........................          (54)       (61)       (71)
  Common stock $1.13 per share-1993, $.99
    per share-1992 and $.91 per share-1991      (36,519)   (31,830)   (28,995)
Dividends paid by a bank prior to
  its acquisition.........................         (203)      -          -
                                               --------   --------   --------
Balance at end of year....................     $589,846   $509,459   $443,877
                                               ========   ========   ========
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31

                                                 1993       1992       1991
                                               --------   --------   --------
                                                       (In thousands)
Operating activities
- --------------------
Net income.................................... $116,024   $ 97,473   $ 69,608
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Provision for depreciation and amortization   12,487     12,280     11,567
   Gain on sale of fixed assets...............     (208)       (54)      (105)
   Provision for loan losses..................    6,450     17,355     14,024
   Amortization of securities premiums........   20,936     20,099     10,178
   Accretion of securities discounts..........     (775)    (1,232)    (1,957)
   Net increase in mortgage loans held for sale  (9,068)   (34,263)   (13,476)
   Loss (gain) on sale of securities..........     (711)       159         (8)
   Amortization of intangible assets..........    3,963      3,666      2,262
   Deferred income tax credits................   (1,943)    (1,445)    (3,394)
   Decrease (increase) in prepaid expenses....   (2,708)    (5,566)     3,999
   Decrease (increase) in interest receivable.    6,489     (2,733)    (8,579)
   Decrease in interest payable...............   (1,940)   (14,531)    (1,302)
   Increase in other accrued expenses.........    2,720      9,423        437
                                               --------   --------   --------
     Net cash provided by operating activities  151,716    100,631     83,254
                                               --------   --------   --------
Investing activities
- --------------------
Maturity of investment securities.............  626,353    475,329    448,358
Sale of investment securities.................    5,122      2,941        716
Purchase of investment securities............. (662,409)  (849,695)  (983,334)
Net increase in loans......................... (240,530)  (305,355)   (80,413)
Purchase of premises and equipment............  (12,996)    (8,393)   (11,275)
Sales of premises and equipment...............      362        786        594
Goodwill acquired.............................     -          -        (1,170)
Mortgage servicing rights acquired............     (747)      (748)    (1,066)
Other intangible assets acquired..............     (625)    (2,987)    (1,322)
Other.........................................   (7,409)     3,759     (5,759)
                                               --------   --------   --------
     Net cash used for investing activities... (292,879)  (684,363)  (634,671)
                                               --------   --------   --------

                                                   Year Ended December 31

                                                 1993       1992       1991
                                               --------   --------   --------
                                                       (In thousands)
Financing activities
- --------------------
Net increase in deposits......................  122,643    663,775    634,089
Net increase in short-term borrowings.........    1,178      5,865     59,149
Principal payments on long-term borrowings....   (4,219)    (6,240)      (712)
Proceeds from long-term borrowings............     -          -           344
Cash dividends paid:
  Common $1.08 per share-1993, $.96 per
   share-1992 and $.89 per share-1991.........  (34,830)   (30,945)   (28,517)
  Preferred...................................      (54)       (65)       (73)
Cash dividends paid by a bank prior to
  its acquisition.............................     (204)      -          -
Proceeds from issuance of common stock........    1,401      1,699      1,889
                                               --------   --------   --------
     Net cash provided by financing activities   85,915    634,089    666,169
                                               --------   --------   --------
     Net increase (decrease) in cash and
         cash equivalents.....................  (55,248)    50,357    114,752

     Cash and cash equivalents at
       beginning of year......................  616,384    566,027    451,275
                                               --------   --------   --------
     Cash and cash equivalents at end of year. $561,136   $616,384   $566,027
                                               ========   ========   ========

























See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Corporation and all of its subsidiaries. The Corporation's subsidiaries are predominantly engaged in banking. Foreign banking activities and operations other than banking are not significant. All material intercompany transactions and accounts have been eliminated. Certain amounts for years prior to 1993 have been reclassified for comparative purposes. All prior years have been restated to reflect a three-for-two common stock split in 1992.

INVESTMENT SECURITIES

   All securities are held for investment purposes. Debt securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Equity securities are carried at the lower of aggregate cost or market value. Changes in market values of equity securities regarded as temporary are charged (credited) directly to stockholders' equity. Reductions in market values of equity securities regarded as other than temporary are charged to income, and the carrying value of the securities is permanently reduced by such amounts. The adjusted carrying value of the specific security sold is used to compute gains or losses on the sale of investment securities.

LOANS

   Interest on installment loans is recorded as income in amounts that will provide an approximate level yield over the terms of the loans. Accrual of interest on other loans is based generally on the daily amount of principal outstanding. Interest is not accrued on loans if the collection of such interest is doubtful.

ALLOWANCE FOR LOAN LOSSES

   The allowance for loan losses is maintained at a level that is considered adequate to provide for potential losses in the loan portfolio. Management's evaluation of the adequacy of the allowance is based on a review of individual loans, past loss experience, current and anticipated economic conditions, the value of underlying collateral and other factors.

PREMISES AND EQUIPMENT

   Premises and equipment are carried at cost, less accumulated depreciation and amortization computed principally on the straight-line method over lives not exceeding 50 and 20 years for buildings and equipment, respectively. Gains and losses on disposition are reflected in current operations. Maintenance and repairs are charged to operating expenses, and major alterations and renovations are capitalized. Capital leases are carried at the lower of the present value of their net minimum lease payments or the fair value of the leased properties at the inception of the lease, less accumulated amortization computed on the straight-line method over the noncancelable terms of the leases which do not exceed 20 years.

INCOME TAXES

   In 1992, the Corporation changed its method of accounting for income taxes from the deferred method to the liability method required by Financial Accounting Standards Board Statement No. 109 (SFAS No. 109), "Accounting for Income Taxes" (see Note 14 "Income Taxes"). Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. As permitted under SFAS No. 109, prior years' financial statements have not been restated.

OTHER REAL ESTATE OWNED

   Other real estate owned primarily represents properties acquired by the Corporation's affiliates through customer loan defaults. The real estate is stated at an amount equal to the lesser of the loan balance prior to foreclosure, plus the costs incurred for improvements to the property, or fair value, less the estimated selling costs of the property. At the time of foreclosure, any excess of cost over the estimated fair value is charged to the allowance for loan losses. After foreclosure, the estimated fair value is reviewed periodically by management. Any further declines in fair value are charged against current earnings or any applicable foreclosed property valuation allowance.

2. ACQUISITIONS

   On August 27, 1993, the Corporation acquired United Southern Bank of Morristown, Tennessee, in exchange for 196,679 shares of common stock. As of December 31, 1992, United Southern Bank had total assets of $43.2 million and stockholders' equity of $3.4 million. Because the restatement would not have had a material effect upon the Corporation's financial statements, the accounts of United Southern Bank have not been retroactively reflected in periods prior to 1993.
   On June 19, 1991, Harwood-Andrews, Inc., was acquired for cash and was merged into First Virginia Insurance Services, Inc. On August 1, 1991 assets of Ferraro & Pinholster, Inc. were acquired by First Virginia Insurance Services, Inc. Both acquisitions were accounted for using the purchase method of accounting and were not material to the consolidated assets.
   As of December 31, 1993, unamortized goodwill of $10,136,000 arose from purchase acquisitions and is being amortized on a straight-line basis. Acquisitions purchased prior to 1976 are being amortized over 40 years, and those acquired after 1975 are being amortized over periods of 10 to 20 years. Unamortized core deposit intangibles were $3,141,000 on December 31, 1993, and are being amortized over periods of 5 to 10 years.

3. RESTRICTIONS ON CASH BALANCES

   The Corporation's banking affiliates are required by the Federal Reserve Board or by state banking laws to maintain certain minimum cash balances consisting of vault cash and deposits in the Federal Reserve Bank or in other commercial banks. Such restricted balances totaled $162,948,000 and $149,970,000 as of December 31, 1993 and 1992, respectively.

4. INVESTMENT SECURITIES

   The carrying amounts of investment securities and the related approximate market values were (in thousands):
                                    Carrying Unrealized Unrealized   Fair
                                     Amount     Gains     Losses     Value
                                   ----------  -------    ------  ----------
December 31,1993:
U.S. Government and its agencies...$1,904,717  $46,992    $1,788  $1,949,921
State and municipal obligations....   235,363    6,712       313     241,762
Other .............................    35,954    1,201        20      37,135
                                   ----------  -------    ------  ----------
  Total............................$2,176,034  $54,905    $2,121  $2,228,818
                                   ==========  =======    ======  ==========
December 31,1992:
U.S. Government and its agencies...$1,871,284  $53,122    $1,797  $1,922,609
State and municipal obligations....   253,926    7,486       151     261,261
Other .............................    40,017    1,961        68      41,910
                                   ----------  -------    ------  ----------
  Total............................$2,165,227  $62,569    $2,016  $2,225,780
                                   ==========  =======    ======  ==========

   Proceeds from the sale of investment securities during 1993 were $5,122,000, resulting in gains of $712,000 and losses of $1,000. Proceeds from the maturity of investment securities were $626,353,000, resulting in no gains or losses.
   Securities having a carrying value of $444,986,000 and $364,349,000 at December 31, 1993 and 1992, respectively, were pledged to secure public deposits and for other purposes required by law.

5. LOANS

Loans consisted of (in thousands):                        December 31
                                                        1993        1992
                                                     ----------  ----------
Consumer:
  Automobile installment ............................$1,571,418  $1,362,138
  Home equity, fixed and variable rate............... 1,242,982   1,178,378
  Revolving credit loans, including credit cards.....   161,995     163,711
  Other..............................................   167,942     184,879
Real estate:
  Construction and land development..................    90,823     109,378
  Commercial mortgage................................   301,315     284,579
  Residential mortgage...............................   493,968     529,315
  Other, including Industrial Development Authority..    63,082      69,898
Commercial...........................................   321,428     311,932
                                                     ----------  ----------
                                                      4,414,953   4,194,208
Less unearned income, principally on consumer loans .   327,635     351,835
                                                     ----------  ----------
  Loans, net of unearned income ..................... 4,087,318   3,842,373
Less allowance for loan losses.......................    50,927      49,340
                                                     ----------  ----------
  Net loans .........................................$4,036,391  $3,793,033
                                                     ==========  ==========

Loans on which interest is not being accrued or whose terms have been modified to provide for a reduced rate of interest because of financial difficulties of borrowers and interest income earned with respect to such loans were (in thousands):
                                                          December 31
                                                        1993       1992
                                                      -------    -------
Nonaccruing loans.....................................$18,387    $20,453
Restructured loans ...................................  2,175      1,139
                                                      -------    -------
                                                      $20,562    $21,592
                                                      =======    =======
Income recorded.......................................$   107    $    85

Income anticipated under original loan agreements ....$ 1,639    $ 1,507

   There were no formal commitments of a material amount to lend additional funds under these agreements, but additional advances may be made in the future if it is in the interest of the Corporation to do so. Loans modified for reasons other than a reduction in the interest rate were not material in amount.
   The Corporation's loans are widely dispersed among individuals and industries. On December 31, 1993, there was no concentration of loans in any single industry that exceeded 5% of total loans.

   The Corporation, in the normal course of business, has made commitments to extend loans and has written standby letters of credit which are not recognized in the financial statements. On December 31, 1993 and 1992, standby letters of credit totaled $19,984,000 and $20,495,000, respectively, and the unfunded amounts of loan commitments were (in thousands):

                                                        1993        1992
                                                     ----------  ----------

Fixed rate revolving credit lines ...................$  497,728  $  478,754
Adjustable rate loans:
  Home equity lines .................................   333,530     315,648
  Commercial loans...................................   276,570     295,070
  Construction and land development loans............    49,783      42,446
  Other .............................................   132,543      79,956
                                                     ----------  ----------
    Total ...........................................$1,290,154  $1,211,874
                                                     ==========  ==========

  A majority of the commercial, construction and land development commitments, and letters of credit will expire within one year, and all loan commitments can be terminated by the Corporation if the borrower violates any condition of the commitment agreement.
   The credit risk associated with loan commitments and letters of credit is essentially the same as that involved with loans that are funded and outstanding. The Corporation uses the same credit standards on a case-by-case basis in evaluating loan commitments and letters of credit as it does when funding loans, including the determination of the type and amount of collateral, if required.


6. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was (in thousands):
                                                  Year ended December 31
                                                  1993     1992     1991
                                                -------  -------  -------
Balance January 1...............................$49,340  $44,817  $43,917
Increase attributable to an acquired bank ......    259     -        -
Provision charged to operating expense .........  6,450   17,355   14,024
                                                -------  -------  -------
                                                 56,049   62,172   57,941
                                                -------  -------  -------
Deduct:
  Loans charged off.............................  9,211   16,520   16,486
  Less recoveries...............................  4,089    3,688    3,362
                                                -------  -------  -------
  Net charge-offs...............................  5,122   12,832   13,124
                                                -------  -------  -------
Balance December 31.............................$50,927  $49,340  $44,817
                                                =======  =======  =======

7. PREMISES AND EQUIPMENT

Premises and equipment consisted of (in thousands):
                                                          December 31
                                                        1993       1992
                                                      --------   --------

Land .................................................$ 28,035   $ 24,666
Premises and improvements............................. 134,939    131,010
Furniture and equipment...............................  88,207     83,175
                                                      --------   --------
                                                       251,181    238,851
Accumulated depreciation and amortization............. 114,174    102,197
                                                      --------   --------
  Carrying value .....................................$137,007   $136,654
                                                      ========   ========

8. INDEBTEDNESS

Short-term borrowings consisted of (in thousands):
                                                          December 31
                                                        1993       1992
                                                      --------   --------
Securities sold under agreements to repurchase .......$134,637   $129,345
Commercial paper (parent company only) ...............  17,222     21,336
                                                      --------   --------
                                                      $151,859   $150,681
                                                      ========   ========

   Securities sold under agreements to repurchase generally mature within three days from the transaction date. Commercial paper maturities range from 1 to 270 days. Bank lines of credit available to the Corporation amounted to $25,000,000 at December 31, 1993 and 1992. Such lines were not being used on either of those dates.

  Mortgage indebtedness, including capital lease obligations, of the Corporation and its subsidiaries was (in thousands):
                                                          December 31
                                                        1993       1992
                                                       ------     ------
9 3/4%, payable through February 2012
               (parent company only)...................$ -        $4,095
Capital leases ........................................ 1,008      1,132
                                                       ------     ------
                                                       $1,008     $5,227
                                                       ======     ======
   The capital leases are on properties which had a carrying value of $609,000 on December 31, 1993.

  The principal maturities of debt, other than short-term borrowings, in each of the five years after December 31, 1993, will be $123,000, $133,000, $140,000, $29,000, and $16,000, respectively.
  Interest paid on deposits and indebtedness during the years 1993, 1992 and 1991 totaled $166,892,000, $219,356,000 and $261,580,000, respectively.

9. PREFERRED STOCK

  There are 3,000,000 shares of preferred stock, par value of $ 10.00 per share, authorized. The following four series of cumulative convertible pre-ferred stock were outstanding as of December 31:
                                                       Number of Shares
         Series              Dividends                  1993       1992
                                                       ------     ------
           A                     5%                    24,673     25,831
           B                     7%                    10,110     10,670
           C                     7%                    13,964     13,968
           D                     8%                    31,712     32,011
                                                       ------     ------
                                                       80,459     82,480
                                                       ======     ======

   The Series A and Series B shares are convertible into one and one-half shares of common stock, and the Series C shares are convertible into one and two-tenths shares of common stock. They may be redeemed at the option of the Corporation for $10.00 per share.
   The Series D shares are convertible into one and one-half shares of common stock. They are redeemable at the option of the Corporation for $10.16 until March 15, 1994, and for $.08 less per year each succeeding year to a minimum of par value.

10. COMMON STOCK

   There are 60,000,000 shares of common stock, par value $1.00 per share, authorized, and 32,444,000 shares and 32,185,000 shares were outstanding on December 31, 1993 and 1992, respectively.
   On December 31, 1993, options to purchase 345,263 shares of common stock and 11,625 stock appreciation rights were outstanding under employee stock option and stock appreciation rights plans. An additional 281,500 shares are authorized for further granting of options and rights. Options for 207,512 shares were exercisable on December 31, 1993, at a weighted-average price of $18.96. Additional options becoming exercisable in subsequent years total 60,001 in 1994 at an average price of $28.15, 20,250 in 1995 at an average price of $32.43, 19,250 in 1996 at an average price of $32.45, 19,250 in 1997 at an average price of $32.45, and 19,000 in 1998 at an average price of $32.45.

  Transactions involving employee stock options were as follows:

                                                  Year ended December 31
                                                1993      1992      1991
                                               -------   -------   -------

Balance at beginning of year
 (41,250 for $12.25, 62,250 for $19.75, 71,241
 for $14.833 and 120,000 for $19.167 and
 63,000 for $15.25 in 1991)....................304,613   389,004   357,741
Options granted:
 For $23.083 per share ........................   -         -      113,250
 For $32.75 per share ......................... 60,000      -         -
 For $32.125 per share ........................ 50,000      -         -
Options exercised:
 For $12.25 per share ......................... (3,000) (14,250)   (16,500)
 For $19.75 per share .........................(10,850) (21,000)    (3,750)
 For $14.833 per share ........................ (9,750)  (9,966)   (34,875)
 For $19.167 per share ........................(15,750) (16,675)   (25,362)
 For $15.25 per share .........................   -     (22,500)      -
 For $23.083 per share ........................(30,000)    -          -
Options canceled or forfeited:
 For $14.833 per share ........................   -        -        (1,500)
                                               -------   -------   -------
Balance at end of year ........................345,263   304,613   389,004
                                               =======   =======   =======

   A stock appreciation right entitles the holder to the difference between the value of a share of common stock on the exercise date and the value on the date the right was granted. Payment will be made with common stock based on its value on the exercise date. In 1984, 78,000 rights were granted for $12.25, and in 1989, 48,750 were granted for $19.167. In 1991, 18,624 shares were issued for 81,612 rights. In 1992, 36,239 shares were issued for 78,350 rights, and in 1993, 11,084 shares were issued for 22,800 rights. On December 31, 1993, 11,625 rights were exercisable for an average price of $18.05 per share. Holders of 172,113 options outstanding on December 31, 1993, with an average price of $21.15, may elect on the exercise date to receive the benefits of a stock appreciation right rather than an option. Compensation expense is recognized in connection with stock appreciation rights based on the current market value of the common stock. No compensation expense is recognized in connection with stock options, unless an election can be made by the holder to treat the option as a stock appreciation right.
   A stock option is accounted for at the difference between the market price of the option on the measurement date or date granted and the amount the employee is required to pay. All options are granted at full market price on the date of the grant and, therefore, no compensation expense is recognized. In certain cases, a holder may exercise an option as a stock appreciation right. Stock appreciation rights are measured in the same way as an option, except that in subsequent periods if a change in the market value of the shares occurs, then adjustments between the current market price and previously accrued amounts are recorded as compensation expense.
   At December 31, 1993, 1,142,863 shares of common stock were reserved:
116,498 for the conversion of preferred stock and 638,388 for stock options and stock appreciation rights and 387,977 for a bank acquisition.
   The Corporation has adopted a shareholder rights plan, which under certain circumstances will give the holders of the Corporation's common stock the right to purchase shares of its preferred stock or other securities. The rights will become exercisable if a person or entity should acquire 20% or more of the Corporation's voting stock, unless it is acquired pursuant to an offer for all outstanding shares of common stock at a price and on terms determined by the Board of Directors to be adequate and in the best interests of the Corporation and its stockholders.
   If the rights become exercisable, the holder of each share of common stock, except the person or entity acquiring 20% or more of the voting stock, will have the right to purchase for $90 the number of one one-hundredths of a share of preferred stock or equivalent security equal to $180, divided by the then market value of one share of common stock. In the event of a merger involving an exchange of common stock, the holder of each right, except the acquiring person or entity, will also have the right to purchase for $90 the number of shares of common stock of the acquiring company having a then market value of $180.
   The Corporation may redeem the rights for $.01 per right, at its option, at any time prior to the date they become exercisable. The rights expire on August 8, 1998.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

   Statement of Financial Accounting Standards No. 107, (SFAS No. 107) "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow analysis or other valuation techniques. Those techniques involve subjective judgment and are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. As a result, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, cannot be realized in immediate settlement of the instrument.
   The following methods and assumptions were used by the Corporation in estimating the fair value of its financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

Investment Securities: Fair values for investment securities are based on quoted market prices.

Loans: For variable-rate loans that reprice frequently, with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans (e.g., one-to-four family residential) and credit cards are based on quoted market prices of similar loans sold in con-junction with securitization transactions and are adjusted for differences in loan characteristics. The fair values for other loans are estimated with discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposits: For deposits with no defined maturity, SFAS No. 107 defines the fair value as the amount payable on demand and prohibits adjusting fair value for any value derived from retaining those deposits for an expected future period of time. That component, commonly referred to as a deposit base intangible, is neither considered in the fair value amounts nor is it recorded as an intangible asset in the balance sheet. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated, expected monthly maturities.

Short-Term Borrowings: The carrying amount of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

Long-Term Debt: The Corporation's long-term debt consists entirely of capitalized lease obligations which are exempt from the disclosure requirements of SFAS No. 107.

Off-Balance Sheet Instruments: The estimated fair value of off-balance sheet items was not material at December 31, 1993.

The estimated fair values of the Corporation's financial instruments as of December 31, 1993 are as follows:
                                                      Carrying      Fair
                                                       Amount       Value
                                                     ----------  ----------
Financial assets:
  Cash and cash equivalents..........................$  561,136  $  561,136
  Investment securities.............................. 2,176,034   2,228,813
  Loans, net......................................... 4,087,318   4,171,083

Financial liabilities:
  Deposits........................................... 6,136,389   6,144,630
  Short-term borrowings..............................   151,859     151,859

SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The disclosures also do not include certain intangible assets such as deposit base intangibles, mortgage servicing rights and goodwill. Accordingly, the aggregate fair value amount presented should not be interpreted as representing the underlying value of the Corporation.

12. RETIREMENT BENEFITS

   The Corporation and its subsidiaries have a noncontributory, defined-benefit pension plan covering substantially all of their qualified employees. The benefits are based on years of service and the employee's compensation during the last five years of employment. The Corporation's funding policy is to make annual contributions in amounts necessary to satisfy the Internal Revenue Service's funding standards to the extent they are deductible against taxable income. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Contributions to the plan totaled $3,385,000, $2,587,000 and $732,000 in 1993, 1992 and 1991, respectively. Contributions include normal costs of the plan and amortization for periods of up to 40 years of unfunded past service cost.

Pension expense included the following components (in thousands):
                                                   Year ended December 31
                                                   1993     1992     1991
                                                  ------   ------   ------
Service cost - benefits earned during the period..$2,541   $2,239   $2,059
Interest cost on projected benefit obligation..... 4,615    4,185    3,951
Actual return on plan assets......................(3,267)  (2,609)  (9,014)
Net amortization and deferral ....................(2,336)  (2,510)   4,652
                                                  ------   ------   ------
  Net periodic pension cost.......................$1,553   $1,305   $1,648
                                                  ======   ======   ======

The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets (in thousands):
                                                           December 31
                                                      1993     1992     1991
                                                     -------  -------  -------
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested
 benefits of $46,693, $38,372 and $32,877.........   $51,485  $42,535  $36,653
                                                     =======  =======  =======
Plan assets at fair value ........................   $67,126  $62,489  $59,136
Projected benefit obligation for service
     rendered to date.............................    66,242   58,553   54,195
                                                     -------  -------  -------
Plan assets in excess of projected benefit obligation    884    3,936    4,941
Unrecognized net (gain) loss from past experience
   different from that assumed and effects of
   change in assumptions.............................  7,988    3,343   (2,077)
Unamortized prior service cost....................... (2,611)  (2,864)     255
Unrecognized net obligation at January 1, 1990
   being recognized over 15 years ...................     86      100      114
                                                     -------  -------  -------
Prepaid pension cost included in other assets........$ 6,347  $ 4,515  $ 3,233
                                                     =======  =======  =======

The assets of the plan consist of U.S. Treasury securities-33%, other debt obligations- 33%, stocks- 28%, and cash and equivalents- 6%. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 4.75%, respectively. The expected long-term rate of return on plan assets was 9%.
   The Corporation and its subsidiaries have a thrift plan to which employees with one year of service may elect to contribute up to 6% of their salary. The Corporation contributes to the plan to the extent of 50% of the employees' contributions, and an additional 25% contribution is made if a specified profit objective is met. A 75% employer match was made in each of the years 1993, 1992 and 1991 when the Corporation's contributions to the plan totaled $3,055,000, $2,784,000 and $2,681,000, respectively. The plan is administered under the provisions of Section 401(k) of the Internal Revenue Code.
   Certain retired individuals who were participating in any of the Corporation's medical plans at retirement may elect to receive medical benefits similar to those provided for active employees if they make their elections within 30 days of retirement. Terminated employees may elect to receive such benefits for a limited period.

13. OTHER POSTRETIREMENT BENEFIT PLANS

In addition to the Corporation's defined benefit pension plan, the Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to full-time employees who have worked at least 10 years and have attained age 55 while in service with the Corporation. The benefits are based on years of service and are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. Employees hired after December 31, 1993, may participate in the plan but must pay 100% of the cost. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with the Corporation's expressed intent to increase the retiree contribution rate annually for the expected increase in medical costs for that year. The Corporation has set a maximum amount that it will contribute per year of approximately three times the 1993 contribution level. The plan is not funded.
   In 1993, the Corporation adopted Financial Accounting Standards Board Statement No. 106 (SFAS No. 106), "Employers' Accounting for Postretirement Benefits Other than Pensions." The effect of adopting the new rules increased 1993 net periodic postretirement benefit cost by $1,977,000 and decreased 1993 net income by $1,285,000. Postretirement benefit cost for 1992, which was recorded on a cash basis, has not been restated.

   The following table presents the plan's funded status, reconciled with amounts recognized in the Corporation's statement of financial position (in thousands).
                                                               December 31
                                                                   1993
                                                                 -------
Accumulated postretirement benefit obligation:
   Retirees ................................................     $ 6,083
   Fully eligible, active plan participants ................       2,587
   Other active plan participants ..........................       8,206
                                                                 -------
                                                                  16,876

Plan assets at fair value ..................................        -
                                                                 -------
Accumulated postretirement benefit obligation
   in excess of plan assets ................................      16,876
Unrecognized net gain or (loss) ............................       3,299
Unrecognized transition obligation .........................      11,600
                                                                 -------
Accrued postretirement benefit cost ........................     $ 1,977
                                                                 =======

Net periodic postretirement benefit cost includes the following components:

                                                            1993    1992
                                                           ------  ------
Service cost ........................................      $  691  $  270
Interest cost .......................................         977     -
Amortization of transition obligation over 20 years .         610     -
                                                           ------  ------
Net periodic postretirement benefit cost.............      $2,278  $  270
                                                           ======  ======

   The weighted-average, annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 11.3% for 1994 and is assumed to decrease gradually to 5.0% for 2003 and to remain at that level thereafter. The health care, cost-trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care, cost-trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993, by $967,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1993 by $81,000. The Corporation has limited its exposure to increases in health care, cost-trend rates by setting a cap on the maximum amount it will ever pay on any one retiree and by passing through 100% of the cost of retiree health care to new employees hired after December 31, 1993.
   The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31, 1993.

14. INCOME TAXES

   In 1992, the Corporation adopted Financial Accounting Standards Board Statement No. 109 (SFAS No. 109), "Accounting for Income Taxes," which increased the 1992 provision for income taxes by $886,000. Significant components of the Corporation's deferred-tax liabilities and assets are as follows (in thousands):

                                                            December 31
                                                           1993     1992
                                                         -------  -------
Deferred-tax liabilities:
  Life insurance reserves................................$ 2,812  $ 2,487
  Depreciation...........................................  6,635    6,726
  Other..................................................  4,252    4,017
                                                         -------  -------
  Total deferred-tax liabilities ........................ 13,699   13,230
                                                         -------  -------
Deferred-tax assets:
  Installment loan interest and fees.....................  2,628    2,537
  Deferred compensation..................................  4,504    4,040
  Allowance for loan losses.............................. 17,769   16,691
  Other..................................................  5,262    4,483
                                                         -------  -------
  Total deferred tax assets.............................. 30,163   27,751
                                                         -------  -------
Net deferred-tax assets .................................$16,464  $14,521
                                                         =======  =======

  The provision for income taxes includes amounts currently payable and amounts deferred to or from other years as a result of differences in timing of income or expenses for reporting and tax purposes. The income tax provision includes the following amounts (in thousands):
                                                      Liability     Deferred
                                                        Method       Method
                                                   ----------------  -------
                                                      1993     1992     1991
                                                     -------  -------  -------
Current:
  Federal income taxes ..............................$54,590  $44,120  $28,515
  State income taxes.................................  1,475    1,137      838
                                                     -------  -------  -------
  Total current...................................... 56,065   45,257   29,353
                                                     -------  -------  -------
Deferred (benefit):
  Federal income taxes .............................. (1,858)  (1,272)  (3,349)
  State income taxes.................................    (85)    (173)     (45)
                                                     -------  -------  -------
  Total deferred .................................... (1,943)  (1,445)  (3,394)
                                                     -------  -------  -------
                                                     $54,122  $43,812  $25,959
                                                     =======  =======  =======
  Income taxes paid during the year..................$60,207  $46,010  $28,744
                                                     =======  =======  =======

  The components of the provision for deferred income taxes for the year ended December 31, 1991 are as follows (in thousands):

                                                                        1991
                                                                       -------
Deferred (benefit):
  Provision for loan loss..............................................$  (317)
  Depreciation ........................................................   (333)
  Installment loan interest and fees ..................................   (978)
  Other, net........................................................... (1,766)
                                                                       -------
Provision for deferred income taxes....................................$(3,394)
                                                                       =======

   The exclusion of certain categories of income and expense from taxable net income results in an effective tax rate which is lower than the statutory federal rate. The differences in the rates are as follows (dollars in thousands):

                                    Liability Method          Deferred Method
                              ------------------------------- ---------------
                                   1993            1992            1991
                              --------------- --------------- ---------------
                              Amount  Percent Amount  Percent Amount  Percent
                              ------- ------- ------- ------- ------- -------
Statutory rate................$59,551   35.0% $48,037   34.0% $32,493   34.0%
Nontaxable interest on
  municipal obligations....... (5,847)  (3.4)  (6,210)  (4.4)  (6,704)  (7.0)
Adoption of SFAS No. 109......                    886     .6
Other items ..................    418     .2    1,099     .8      170     .2
                              ------- ------- ------- ------- ------- -------
Effective rate................$54,122   31.8% $43,812   31.0% $25,959   27.2%
                              ======= ======= ======= ======= ======= =======

15. EARNINGS PER SHARE

   Earnings per share of common stock, after giving effect to dividends on preferred stock of $54,000 in 1993, $61,000 in 1992 and $71,000 in 1991, are
based on 32,512,000, 32,252,000 and 32,092,000 average shares outstanding, respectively. The dilutive effect upon earnings per share of the conversion of the outstanding, convertible preferred stock and other items was not material for any of the three years.

16. LEASES

   The Corporation's subsidiaries have entered into lease agreements with unaffiliated persons for premises, principally banking offices. Many of the leases have one or more renewal options, generally for five or ten years, and some contain a provision for increased rent during the renewal period. Leases containing a provision for contingent payments are immaterial in number or amount. Portions of a few premises are subleased, and the amount of rent received is not material. There are no significant restrictions imposed on the Corporation or its subsidiaries by the lease agreements. The subsidiaries also lease a portion of their computer systems and other equipment. Leases on 10 banking offices have been recorded as capital leases. The effect of capitalizing such leases on net income has not been material.

   Minimum rental payments over the noncancelable term of operating and capital leases having a remaining term in excess of one year are (in thousands):


1994..............................................$ 4,890
1995..............................................  4,509
1996..............................................  3,935
1997..............................................  3,173
1998..............................................  2,449
Thereafter........................................ 10,637
                                                  -------
Total minimum lease payments......................$29,593
                                                  =======

   During 1993, 1992 and 1991, occupancy and equipment expense included the rent paid on operating leases of $13,668,000, $13,242,000 and $12,387,000, respectively, and was reduced by rental income of $2,024,000, $2,571,000 and $2,555,000, respectively, applicable to leases to unaffiliated persons, generally for a five-to-ten-year duration.

17. COMMITMENTS AND CONTINGENCIES

   The Corporation, in the normal course of its business, is the subject of legal proceedings instituted by customers and others. In the opinion of the Corporation's management, there were no legal matters pending as of December 31, 1993, which would have a material effect on its financial statements.

18. RESTRICTIONS ON LOANS AND DIVIDENDS FROM SUBSIDIARIES

   The Corporation's banking affiliates and its life insurance subsidiary are subject to federal and/or state statutes which prohibit or restrict certain of their activities, including the transfer of funds to the Corporation. There are restrictions on loans from banks to their parent company, and banks and life insurance companies are limited as to the amount of cash dividends which they can pay. As of December 31, 1993, the Corporation's equity in the net assets of its subsidiaries, after elimination of intercompany deposits and loans, totaled $606,939,000. Of that amount, $511,005,000 was restricted as to the payment of dividends. Consolidated retained earnings in the amount of $250,005,000 were free of limitations on the payment of dividends to the Corporation's stockholders as of December 31, 1993.

19. RELATED-PARTY TRANSACTIONS

   Directors and officers of the Corporation and their affiliates were customers of, and had other transactions with, the Corporation in the ordinary course of business. The Corporation has made residential mortgage loans at favorable rates to officers of the Corporation and its subsidiaries who have been relocated for the convenience of the Corporation. Other loan transactions with directors and officers were made on substantially the same terms as those prevailing for comparable loans to other persons and did not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 1993, and 1992, loans to directors and executive officers of the Corporation and its largest subsidiary bank, where the aggregate of such loans exceeded $60,000, totaled $35,056,000 and $39,342,000, respectively. During 1993, $1,850,000 of new loans were made and repayments totaled $6,136,000. These totals include loans to certain business interests and family members of the directors and executive officers, and no losses are anticipated in connection with any of the loans.

20. FIRST VIRGINIA BANKS, INC. (PARENT COMPANY ONLY)
    CONDENSED FINANCIAL INFORMATION (IN THOUSANDS)

                                 BALANCE SHEETS
                                                              December 31
                                                            1993       1992
                                                          --------   --------
Assets
  Cash and noninterest-bearing deposits
    principally in affiliated banks.......................$  1,474   $  1,158
  Securities purchased under agreements to resell.........  28,390     30,080
  Investment in affiliates based on the Corporation's
    equity in their net assets:
     Member banks......................................... 541,769    491,781
     Bank-related companies...............................  10,381      9,748
  Investment securities, (market value $28,107-1993
       and $7,215-1992)...................................  27,101      5,732
  Loans (including $52,758-1993 and $47,896-1992
       to affiliated companies) ..........................  53,429     49,391
  Premises and equipment..................................  40,128     40,524
  Goodwill................................................   7,884      8,540
  Other assets ...........................................  30,360     26,478
                                                          --------   --------
    Total Assets .........................................$740,916   $663,432
                                                          ========   ========

Liabilities
  Interest, taxes and other liabilities ..................$ 32,193   $ 30,602
  Commercial paper .......................................  17,222     21,336
  Mortgage indebtedness ..................................    -         4,095
                                                          --------   --------
    Total Liabilities ....................................  49,415     56,033
                                                          --------   --------
Stockholders' Equity
  Preferred stock.........................................     805        825
  Common stock............................................  32,444     32,185
  Capital surplus.........................................  68,406     64,930
  Retained earnings....................................... 589,846    509,459
                                                          --------   --------

    Total Stockholders' Equity............................ 691,501    607,399
                                                          --------   --------
    Total Liabilities and Stockholders' Equity............$740,916   $663,432
                                                          ========   ========

                              STATEMENTS OF INCOME

                                                      Year Ended December 31
                                                      1993     1992     1991
                                                    --------  -------  -------
Income
Dividends from affiliates:
  Member banks .....................................$ 68,674  $63,171  $37,784
  Bank-related companies ...........................      25      335      170
Service fees from affiliates........................  10,529   10,884    9,810
  Rental income:
   Affiliates ......................................   5,185    5,891    5,921
   Other ...........................................   1,782    2,252    2,307
Interest and dividends on investment securities ....   1,901    1,433    2,744
Other income:
  Affiliates .......................................   2,390    2,096    1,774
  Other ............................................     751      494       49
                                                    --------  -------  -------
    Total income....................................  91,237   86,556   60,559
                                                    --------  -------  -------

Expenses
Salaries and employee benefits......................  12,685   16,680   12,673
Interest ...........................................     517    1,594    1,999
Other expenses:
  Paid to affiliates................................     806    1,517    1,493
  Other ............................................   9,673    9,834   10,119
                                                    --------  -------  -------
    Total expenses..................................  23,681   29,625   26,284
                                                    --------  -------  -------
Income before income taxes and equity in
     undistributed income of affiliates ............  67,556   56,931   34,275
Income tax benefits.................................   1,054    2,368    1,701
                                                    --------  -------  -------
Income before equity in
     undistributed income of affiliates.............  68,610   59,299   35,976
Equity in undistributed income of affiliates .......  47,414   38,174   33,632
                                                    --------  -------  -------
Net income..........................................$116,024  $97,473  $69,608
                                                    ========  =======  =======

                            STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31
                                                      1993     1992     1991
                                                     -------  -------  -------
Net cash provided by operating activities............$69,025  $68,301  $40,638
                                                     -------  -------  -------
Investing activities:
  Proceeds from maturity of investment securities.... 27,343    5,920    7,969
  Proceeds from the sale of investment securities....    824
  Purchase of investment securities .................(48,931)  (5,198) (11,908)
  Net (increase) decrease in loans................... (4,862) (37,152)     308
  Purchases of premises and equipment ............... (1,891)  (1,096)  (1,388)
  Sales of premises and equipment ...................      3      (28)      23
  Investment in affiliates........................... (3,453)  (6,000)    (271)
  Other..............................................  2,260   (4,654)  (2,441)
                                                     -------  -------  -------
     Net cash used for investing activities..........(28,707) (48,208)  (7,708)
Financing activities:
  Net increase (decrease) in short-term borrowings .. (4,114)   2,054    2,914
  Principal payments on long-term borrowings......... (4,095)  (5,890)    (422)
  Cash dividends - common............................(34,830) (30,945) (28,517)
  Cash dividends - preferred ........................    (54)     (65)     (73)
  Proceeds from issuance of common stock.............  1,401    1,698    1,890
                                                     -------  -------  -------
     Net cash used for financing activities .........(41,692) (33,148) (24,208)
                                                     -------  -------  -------
     Net increase (decrease) in cash and
                cash equivalents..................... (1,374) (13,055)   8,722
     Cash and cash equivalents at beginning of year . 31,238   44,293   35,571
                                                     -------  -------  -------
     Cash and cash equivalents at end of year........$29,864  $31,238  $44,293
                                                     =======  =======  =======

Net cash provided by operating activities has been
    reduced (increased) by the following
    cash payments (receipts):
  Interest on indebtedness...........................$   518  $ 1,598  $ 1,998
  Income taxes.......................................   (954)  (1,727)    (420)

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING
- ---------------------------------------------------

  The management of First Virginia Banks, Inc. has prepared and is responsible for the accompanying financial statements, together with the financial data and other information presented in this annual report. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances. The financial statements include amounts that are based on management's best estimates and judgments.
  Management maintains and depends upon an internal accounting control system designed to provide reasonable assurance that transactions are executed in accordance with management's authorization, that financial records are reliable as the basis for the preparation of all financial statements, and that the Corporation's assets are safeguarded. The design and implementation of all systems of internal control are based on judgments required to evaluate the costs of control in relation to the expected benefits and to determine the appropriate balance between these costs and benefits. The Corporation maintains a professional internal audit staff to monitor compliance with the system of internal accounting control. Operational and special audits are conducted, and internal audit reports are submitted to appropriate management.
  The Audit Committee of the Board of Directors, comprised solely of outside directors, meets periodically with the independent public accountants, management and internal auditors to review accounting, auditing and financial reporting matters. The independent public accountants and internal auditors have free access to the Committee, without management present, to discuss the results of their audit work and their evaluations of the adequacy of internal controls and the quality of financial reporting.
  The financial statements in this annual report have been audited by the Corporation's independent auditors, Ernst & Young, for the purpose of determining that the financial statements are presented fairly. Their independent professional opinion on the Corporation's financial statements is presented on the following page.


/S/ Robert H. Zalokar
_______________________
Robert H. Zalokar
Chairman and Chief Executive Officer

/S/ Richard F. Bowman
_______________________
Richard F. Bowman
Vice President, Treasurer and Chief Financial Officer

REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS
- ---------------------------------------------

To the Stockholders and Board of Directors
First Virginia Banks, Inc.


  We have audited the accompanying consolidated balance sheets of First Virginia Banks, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Virginia Banks, Inc. and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

Washington, D.C.
January 13, 1994

/S/ Ernst & Young
___________________

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

     Not applicable.


                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

  The Board of Directors is divided into three classes (A, B and C). The term of office for Class A directors will expire at the Annual Meeting to be held on April 22, 1994. Five persons, all of whom are presently on the Board, have been nominated to serve as Class A directors. If elected, the five nominees will serve for a term of three years.

  It is the intention of the persons named in the proxy, unless stockholders specify otherwise by their proxies, to vote for the election of the five nominees named below as Class A Directors. Although the Board of Directors does not expect that any of the persons named will be unable to serve as a director, should any of them be unable to accept nomination or election, it is intended that shares represented by the proxy will be voted by the proxy holders for such other person or persons as may be designated by the present Board of Directors.

  Certain information concerning the nominees for election and the Class B and Class C directors who will continue in office after the meeting is set forth below and on the following pages, as furnished by them.

                         Nominees For Class A Directors

E. Cabell Brand, 70, is President of Recovery and Development Systems, Inc., a company in Salem, Virginia that engages in business and environmental consulting and international development projects. He is a director of First Virginia Bank-Southwest, Roanoke, Virginia and has been a director of First Virginia since 1976. He serves on the Management Compensation and Benefits Committee and the Director Nominating Committee and beneficially owns 5,538 shares of Common Stock. (1)

Elsie C. Gruver, 67, is a community and civic leader in Arlington, Virginia and has been a director of First Virginia since 1973. She is Chairman of the Public Policy Committee and a member of the Audit Committee and beneficially owns 7,837 shares of Common Stock. (2)

W. Lee Phillips, Jr., 58, is a professional engineer and land surveyor based in Falls Church, Virginia and has been a director of First Virginia since 1985.
He is a director of First Virginia Bank, Falls Church, Virginia. He serves on the Audit Committee as well as the Management Compensation and Benefits Committee and beneficially owns 8,209 shares of Common Stock. (3)

Josiah P. Rowe, III, 66, is Co-Publisher and General Manager of The Free Lance Star Publishing Co. of Fredericksburg, Virginia and has been a director of First Virginia since 1991. He is a director of First Virginia Bank, Falls Church, Virginia. He serves on the Public Policy Committee and the Director Nominating Committee and beneficially owns 1,500 shares of Common Stock and 100 shares of Preferred Stock.

Albert F. Zettlemoyer, 59, is President of the Government Systems Group of UNISYS Corporation in McLean, Virginia and is Executive Vice President of UNISYS and has been a director of First Virginia since 1978. He serves on the Audit Committee and chairs the Management Compensation and Benefits Committee. He beneficially owns 3,000 shares of Common Stock. (4)

                                Class B Directors

Edward L. Breeden, III, 59, is a partner in the law firm of Breeden, MacMillan & Green in Norfolk, Virginia, and has been a director of First Virginia since 1982. He is a director of First Virginia Bank of Tidewater, Norfolk, Virginia and of First Virginia Life Insurance Company. He serves on both the Executive Committee and the Public Policy Committee and chairs the Audit Committee. He beneficially owns 65,747 shares of Common Stock. (5)

Gilbert R. Giordano, 65, is a partner in the law firm of Giordano, Bush, Villareale & Vaughan, P.A. in Upper Marlboro, Maryland and has been a director of First Virginia since 1989. He is Chairman of the Board of First Virginia Bank-Maryland, Upper Marlboro, Maryland. He serves on the Audit Committee and the Director Nominating Committee and beneficially owns 203,755 shares of Common Stock. (6)

Eric C. Kendrick, 47, is President of Mereck Associates, Inc., a real estate management and development firm in Arlington, Virginia and has been a director of First Virginia since 1986. He serves on the Management Compensation and Benefits Committee and the Public Policy Committee. He beneficially owns 63,127 shares of Common Stock. (7)

Richard T. Selden, 71, is the Carter Glass Professor of Economics at the University of Virginia in Charlottesville, Virginia and has been a director of First Virginia since 1978. He is a director of First Virginia Bank, Falls Church, Virginia. Dr. Selden serves on the Audit Committee and beneficially owns 3,200 shares of Common Stock. (8)

Robert H. Zalokar, 66, is Chairman of the Board and Chief Executive Officer of First Virginia and Chairman of the Board, First Virginia Bank, Falls Church, Virginia. He has been a director of First Virginia since 1959. Mr. Zalokar is also Chairman of First Virginia Life Insurance Company, First Virginia Mortgage Company and First Virginia Services, Inc. as well as Chairman or director of other nonbank affiliates. He serves on the Executive Committee and is an ex officio member of the Public Policy Committee and the Director Nominating Committee. He owns 124,055 shares of Common Stock. (9)

                                Class C Directors

Paul H. Geithner, Jr., 63, is President and Chief Administrative Officer of First Virginia and has been a director of First Virginia since 1984. He is also a director of First Virginia Bank in Falls Church, First Virginia Life Insurance Company, First Virginia Insurance Services, Inc., First Virginia Mortgage Company and other affiliated companies. He is a member of the Public Policy Committee and the Executive Committee and beneficially owns 45,849 shares of Common Stock. (10)

L. H. Ginn, III, 60, is President of Lighting Affiliates, Inc., a distributor of electrical fixtures located in Richmond, Virginia and has been a director of First Virginia since 1978. Mr. Ginn is a retired U. S. Army Reserve Major General. He is Chairman of the Board of First Virginia Bank-Colonial, Richmond, Virginia. He is a member of the Executive Committee and the Director Nominating Committee and beneficially owns 10,856 shares of Common Stock. (11)

T. Keister Greer, 72, is counsel for Greer & Melesco, attorneys in Rocky Mount, Virginia and has been a director of First Virginia since 1976. He is Chairman of the Board of First Virginia Bank-Franklin County, Rocky Mount, Virginia.
Mr. Greer is a member of the Public Policy Committee and the Director Nominating Committee and beneficially owns 17,400 shares of Common Stock. (12)

Edward M. Holland, 54, is an attorney in Arlington, Virginia and a member of the Virginia General Assembly (Senate) and has been a director of First Virginia since 1974. He is also a director of First Virginia Bank, Falls Church, Virginia. He serves on the Executive Committee and the Management Compensation and Benefits Committee and beneficially owns 60,979 shares of Common Stock. (13)

Thomas K. Malone, Jr., 74, is retired Chairman and Chief Executive Officer of First Virginia and has been a director of First Virginia since 1957. He is a director of First Virginia Bank in Falls Church, First Virginia Life Insurance Company and First Virginia Mortgage Company. He is also Chairman Emeritus of Marymount University in Arlington, Virginia. Mr. Malone is Chairman of both the Executive Committee and the Director Nominating Committee. He also serves on the Public Policy Committee and beneficially owns 44,632 shares of Common Stock. (14)

 (1)Includes 264 shares of Common Stock held indirectly through his spouse.

 (2)Includes 1,782 shares of Common Stock held in a Keogh Plan, 900 shares held in an Individual Retirement Account, 1,900 shares held in her spouse's Keogh Plan, and 900 shares held in her spouse's Individual Retirement Account.

 (3)Includes 3,000 shares held by a trust in which Mr. Phillips is a trustee.

 (4)All of the shares are held jointly with his spouse.

 (5)Includes 7,500 shares held by a corporation of which Mr. Breeden is President, 16,325 shares held by two foundations of which Mr. Breeden is Chairman, 16,275 shares held by two trusts in which Mr. Breeden is trustee, and 21,900 shares held by an estate in which Mr. Breeden is the executor.

 (6)Includes 4,669 shares held by his spouse, 5,355 shares held by his spouse as trustee for his son, 108 shares held by his spouse and daughter, 484 shares held by his spouse and son, 6,000 shares held by the Giordano Family Foundation and 387 shares held by his daughter.

 (7)Includes 16,998 shares held by two trusts in which Mr. Kendrick is trustee, 1,729 shares held by a corporation in which Mr. Kendrick is a director and 750 shares held by his spouse.

 (8)Includes 652 shares held in a trust in which Dr. Selden is trustee.

 (9)Includes options to purchase 5,213 shares of Common Stock which are currently exercisable.

(10)Includes 2,359 shares held indirectly through his spouse and includes options to purchase 14,750 shares of Common Stock which are currently exercisable. It does not include options to purchase 13,750 shares which are not currently exercisable and 9,750 stock appreciation rights ("SARs").

(11)Includes 229 shares held indirectly through his spouse and 837 shares held by a trust in which Mr. Ginn is trustee.

(12)Includes 5,400 shares of Common Stock held by a trust in which Mr. Greer has a beneficial interest.

(13)Includes 34,479 shares held by a corporation in which Mr. Holland is an officer, director, and owner.

(14)Includes 10,125 shares of Common Stock held jointly with his spouse (shared voting and investment power).

  As of February 25, 1994, executive officers and directors as a group beneficially owned 922,049 shares of Common Stock representing approximately 2.8% of those shares outstanding, of which 170,238 shares represent shares covered by currently exercisable options (or options exercisable within 60 days) and 200 shares of Preferred Stock representing approximately .25% of those shares outstanding. No officer or director owned as much as 1.0% of First Virginia Common Stock. Messrs. Breeden, Greer and Giordano are members of or are associated with law firms which have been in the last two years, and are proposed in the future to be, retained by First Virginia and its subsidiaries. During the past two years, Dr. Selden has been and is proposed in the future to be, retained by First Virginia as a consultant. Messrs. Brand, Breeden, Geithner, Ginn, Giordano, Greer, Holland, Malone, Phillips, Rowe, Selden and Zalokar have been directors of various subsidiaries of First Virginia during the past five years. Ages of the directors are stated as of February 25, 1994.

BENEFICIAL OWNERSHIP OF NAMED EXECUTIVE OFFICERS

  The following table sets forth certain information regarding the named executives' beneficial ownership of First Virginia Common Stock as of February 25, 1994.

                    Shares of Common Stock of First Virginia
                               Beneficially Owned
Name of Officer                    Number *          Percent of Class

Robert H. Zalokar                  124,055             .3824

Paul H. Geithner, Jr.               45,849             .1413

Barry J. Fitzpatrick                40,722             .1255

Shirley C. Beavers, Jr.             31,134             .0960

Justin C. O'Donnell                 25,042             .0772


* The amounts shown represent the total shares owned outright by such individuals together with shares which are issuable upon the exercise of all stock options which are currently exercisable. Specifically, the following individuals have the right to acquire the shares indicated after their names,
upon the exercise of stock options:   Mr. Zalokar, 5,213; Mr. Geithner, 14,750;
Mr. Fitzpatrick, 25,500; Mr. Beavers, 22,500; and Mr. O'Donnell, 15,750.

             COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

  First Virginia's Board of Directors has a standing Audit Committee, Director Nominating Committee, Management Compensation and Benefits Committee, Public Policy Committee, and Executive Committee.

  The Audit Committee, comprised of Directors Breeden, Giordano, Gruver, Phillips, Selden, and Zettlemoyer, held five meetings during 1993. Functions of the Committee include (1) reviewing with the independent public accountants and management such matters as: the financial statements and the scope of First Virginia's audit, compliance with laws and regulations, and the adequacy of First Virginia's system of internal procedures and controls and resolution of material weaknesses; (2) reviewing with First Virginia's internal auditors the activities and performance of the internal auditors; (3) reviewing with management the selection and termination of the independent public accountants and any significant disagreements between the independent public accountants and management; and (4) reviewing the nonaudit services of the independent public accountant. Under Section 36 of the Federal Deposit Insurance Act, the Audit Committee also performs similar functions for the two largest First Virginia member banks.

  The Director Nominating Committee, comprised of Directors Malone, Brand, Ginn, Giordano, Greer, Rowe, and Zalokar, held one meeting in 1993. The functions of the Committee include annually recommending to the Board the names of persons to be considered for nomination and election by First Virginia's stockholders and, as necessary, recommending to the Board the names of persons to be elected to the Board between annual meetings. The Committee also considers candidates recommended by stockholders upon receipt of a letter and resume for the proposed candidate. Such information should be sent to First Virginia's Secretary.

  The Management Compensation and Benefits Committee, comprised of Directors Zettlemoyer, Brand, Holland, Kendrick, and Phillips, held one meeting in 1993. The Committee has the authority to establish the level of compensation (including bonuses) and benefits of management of First Virginia. In addition, the Committee has authority to award long-term incentive compensation, e.g., stock options and stock appreciation rights, to First Virginia's management based on such factors as individual and corporate performance.

  The Public Policy Committee, comprised of Directors Gruver, Breeden, Geithner, Kendrick, Malone, Rowe, and Zalokar, met four times during 1993.
This Committee recommends to the full Board the amount of funds to be allocated each year for charitable contributions, approves contributions upon request, and supervises First Virginia's matching gifts program. The Committee also monitors the programs developed for compliance with the Community Reinvestment Act and Title VII of the Civil Rights Act of 1964.

  The Executive Committee, comprised of Directors Malone, Breeden, Geithner, Ginn, Holland, and Zalokar, held 12 meetings in 1993. The Committee exercises all of the powers of the Board of Directors when the Board is not in session, except for those powers reserved for the Board under state law and by First Virginia's Articles of Incorporation and Bylaws and those powers delegated to other committees.

  During 1993, there were 12 meetings of the Board of Directors. All directors attended more than 75% of the aggregate total number of meetings of the Board and committees of the Board on which they served.

                           SECTION 16 TRANSACTIONS

  Section 16(a) of the Securities Exchange Act of 1934 requires First Virginia's executive officers and directors to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Executive officers and directors are required by SEC regulation to furnish First Virginia with copies of all Section 16(a) forms they file.

  Based on a review of the forms that were filed and written representations from the executive officers and directors, First Virginia believes that during the year 1993 all filing requirements applicable to its officers and directors were met.



ITEM 11.  EXECUTIVE COMPENSATION

  The following Summary Compensation Table shows the annual compensation for First Virginia's Chief Executive Officer and for the four most highly compensated executive officers other than First Virginia's Chief Executive Officer for the last three fiscal years.


                           SUMMARY COMPENSATION TABLE
                                                                 Long-Term
                                     Annual Compensation         Compensation

  (a)                            (b)     (c)      (d)    (e)      (f)     (g)
                                                        Other             All
                                                        Annual  Options/ Other
Name And                                                Compen-  SARs   Compen-
Principal                              Salary    Bonus  sation  Awarded sation
Position                         Year  ($) (1)  ($) (2) ($) (3) (#) (4) ($) (5)
- --------                         ----  -------  ------- ------- ------- -------

Robert H. Zalokar                1993  500,000  306,388  8,509    0    108,901
Chairman and Chief Executive     1992  490,000  270,714 10,608    0     93,979
Officer of First Virginia        1991  478,923  210,660         30,000

Paul H. Geithner, Jr.            1993  315,000  131,679  5,583  10,000  60,347
President of First Virginia      1992  300,000  113,050  3,987    0     52,513
                                 1991  293,885   86,526         11,250

Barry J. Fitzpatrick             1993  189,000   90,406 69,099  10,000  25,203
Executive Vice President         1992  169,310   72,830 29,236    0     18,723
of First Virginia                1991  152,576   28,366         11,250

Shirley C. Beavers, Jr.          1993  189,000   90,406  6,045  10,000  31,385
Executive Vice President of      1992  175,769   72,830  5,160    0     26,112
First Virginia and President,    1991  171,250   33,698         11,250
First Virginia Services, Inc.

Justin C. O'Donnell              1993  202,600   45,386  5,437   2,000  33,604
Senior Vice President of         1992  192,950   43,394  4,089    0     30,549
First Virginia and President     1991  190,481   34,197          4,500
and Chief Executive Officer
of First Virginia Bank

(1)The Salary Column (Column (c)) includes the base salary earned by the executive officer, which includes amounts that are deferred under the First Virginia Banks, Inc. Employees Thrift Plan and the First Virginia Pre-Tax Health Benefit Plan.

(2)The Bonus Column (Column (d)) includes the amount earned as a bonus for that year even if paid in the following year. It also includes amounts earned for that year under the First Virginia Banks, Inc. Profit Sharing Plan.

(3)The Other Annual Compensation Column (Column (e)) includes the amount of taxes paid by First Virginia for certain benefits. In the case of Barry J. Fitzpatrick, it includes perquisites which amounted to $46,503 for 1993. Of this amount, $23,432 was for a country club initiation fee and dues and $15,247 was for moving expenses. None of the other named executive officers had perquisites and other personal benefits that exceeded the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer in the Summary Compensation Table.

(4)Column (f) includes the number of stock options and SARs that were granted, after adjusting for the three-for-two stock split in July, 1992. Some of the options granted in 1991 had tandem SARs attached to them.

(5)The All Other Compensation Column (Column (g)) includes the amount paid by the employer under the First Virginia Banks, Inc. Employees Thrift Plan which, for each of the named officers, was $6,745. It also includes the amounts paid by the employer under the First Virginia Supplemental Benefits Plan. This plan provides supplemental retirement benefits for those key officers who are restricted from receiving further benefits under the Thrift Plan as a result of the $8,994 limitation on pretax contributions imposed by the Internal Revenue Code for 1993. For 1993, these amounts were: for Mr. Zalokar, $40,548; Mr. Geithner, $17,703; Mr. Fitzpatrick, $8,637; Mr. Beavers, $8,648; and Mr. O'Donnell, $5,910. It also includes the premium amounts paid by the employer under the First Virginia Split Dollar Life Insurance Plan. For 1993, these amounts were: for Mr. Zalokar, $41,750; Mr. Geithner, $28,247; Mr. Fitzpatrick, $8,642; Mr. Beavers, $14,800; and Mr. O'Donnell, $15,296. It also includes the "above-market" earnings on deferred compensation earned during 1993. These amounts were: for Mr. Zalokar, $19,858; Mr. Geithner, $7,652; Mr. Fitzpatrick, $1,179; Mr. Beavers, $1,192; and Mr. O'Donnell, $5,653. Pursuant to SEC transition rules regarding executive compensation disclosure, Columns (e) and
(g) do not include information for fiscal year 1991.

   First Virginia has supplemental compensation agreements with Messrs. Zalokar and Geithner which provide that in the event of their resignation or retirement, they are entitled to annual compensation equal to 60% of their average annual compensation earned by them during the five consecutive years of their highest compensation less any benefits they receive under the First Virginia Pension Trust Plan. "Compensation" under the Agreements includes not only their "Salary" and "Bonus" shown in the Summary Compensation Table but any other compensation that would be included on their IRS Form W-2. Mr. Geithner's Agreement also provide for a 50% survivor benefit to his surviving spouse should she survive him. Under their supplemental compensation agreements, Messrs. Zalokar and Geithner are to provide consulting services to First Virginia following retirement and must not engage in any activities which compete with First Virginia.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS


   The following table shows for each of the named executive officers (1) the number of options that were granted during 1993, (2) out of the total number of options granted to all employees, the percent granted to the named executive officer, (3) the exercise price, (4) the expiration date and (5) the potential realizable value of the options, assuming that the market price of the underlying securities appreciates in value from the date of grant to the end of the option term, at a 5% and 10% annualized rate.


                           Stock Option Grants In 1993

                                                       Potential
                       Percent                         Realizable
                       of Total                        Value at
                       Options                         Assumed Annual
             Options   Granted to  Exercise            Rates of Stock
             Granted   Employees   or Base   Expir-    Price Appreciation
             (# Shs.)  in Fiscal   Price     ation     for Option Term
             (1)       Year (2)    ($/Sh.)   Date      5%($)    10%($)
Robert H.
Zalokar      ----       ----        ----     ----      ----     ----

Paul H.
Geithner,Jr. 10,000     9.09%       32.75    12/14/03  205,960  621,950

Barry J.
Fitzpatrick  10,000     9.09%       32.75    12/14/03  205,960  621,950

Shirley C.
Beavers, Jr. 10,000     9.09%       32.75    12/14/03  205,960  621,950

Justin C.
O'Donnell     2,000     1.82%       32.125   12/15/03   40,406  102,398


(1)Except in the case of Mr. Geithner (all of whose options are exercisable in one year), options granted to the named executive officers in 1993 are exercisable over a five year period provided certain performance goals are achieved by First Virginia.

(2)Options to purchase 110,000 shares of First Virginia Common Stock were granted to employees during 1993. No freestanding SARs were granted in 1993 to employees and none of the options that were granted had any tandem SARs.

The following table shows for each of the named executive officers the number of shares of First Virginia Common Stock acquired upon the exercise of stock options and stock appreciation rights during 1993, the value realized upon their exercise, the number of unexercised stock options and SARs at the end of 1993 and the value of unexercised in-the-money stock options and SAR rights at the end of 1993. Stock options or freestanding SARs are considered "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the option or SAR. Some of the stock options which were granted to First Virginia's executive officers include a provision that would accelerate the vesting of the options upon a change-in-control of First Virginia.

                  Aggregated Options/SAR Exercises in 1993 and
                           Yearend Options/SAR Values

                                                     Value
                                     Number of       Unexercised
                                     Unexercised     In-the-Money
                                     Options/SARs    Options/
                 Shares              at Yearend      SARs at
                 Acquired            (#)             Yearend ($)
  Name           on        Value     Exercisable/    Exercisable/
                 Exercise  Realized  Unexercisable   Unexercisable
                 (#)       ($)
                 --------  --------  -------------   -------------

Robert H.          30,000   297,501   5,213/0        70,810/0
Zalokar

Paul H.             4,939   137,000  26,500/13,750  328,250/36,250
Geithner, Jr.

Barry J.            1,500    20,750  25,500/13,750  343,750/36,250
Fitzpatrick

Shirley C.          5,154   133,438  22,500/13,750  305,625/36,250
Beavers, Jr.

Justin C.
O'Donnell           2,944   110,750  15,750/3,500   231,562/15,750


PENSION PLAN

The table on the following page shows the estimated annual benefit payable upon retirement under the First Virginia Pension Trust Plan based on specified remuneration and years of credited service classifications, assuming a participant retired on December 31, 1993 at age 65. The table ends at an average annual pay of $250,000, although because of IRS regulations, compensation in excess of $235,840 was not taken into account in determining benefits under the Plan in 1993. In 1994, compensation in excess of $150,000 will not be taken into account in determining benefits under the Plan.
Credited service in excess of thirty years is also not taken into account in determining benefits under the Plan.

          Annual Benefits Under First Virginia's Pension Trust Plan

Average
Annual        10 Years   15 Years   20 Years   25 Years   30 Years
Pay             of         of         of         of         of
for Past      Service    Service    Service    Service    Service
60 Months
- ---------     -------    -------    -------    -------    -------
$150,000       22,860     34,290     45,720     57,150     68,580
 175,000       26,860     40,290     53,720     67,150     80,580
 200,000       30,860     46,290     61,720     77,150     92,580
 225,000       34,860     52,290     69,720     87,150    104,580
 250,000       38,860     58,290     77,720     97,150    115,641


   Under the First Virginia Pension Trust Plan, a participant retiring at age 65 with 30 years of credited service under the Plan will receive a maximum annual pension benefit equal to 1.1% of his average annual pay multiplied by 30 years of credited service plus 0.5% of his average annual pay in excess of his covered compensation multiplied by 30 years of credited service. The calculation of "average annual pay" is based on annual compensation for the highest five consecutive years out of the participant's final 10 years of service. "Covered compensation" is calculated by multiplying the annual average of Social Security taxable wage bases in effect for the 35 years ending with the last day of the year in which the participant attains Social Security retirement age.

   This table and the Summary Compensation Table may be used to estimate pension benefits for each of the individuals listed in the Summary Compensation Table. Remuneration on earnings determining pension benefits under the Plan includes salaries and bonuses (which are listed in the Summary Compensation Table) but it also includes any other taxable compensation including compensation resulting from the exercise of nonqualified options and SARs. Credited service as of December 31, 1993 for each of the named executives was as follows: Mr. Zalokar, 31 years; Mr. Geithner, 25.3 years; Mr. Fitzpatrick,
24.4 years; Mr. Beavers, 24.3 years and Mr. O'Donnell, 11.3 years.


DIRECTORS' COMPENSATION, CONSULTING ARRANGEMENTS AND PLANS WHICH INCLUDE CHANGE IN CONTROL ARRANGEMENTS

   For 1994, directors of First Virginia who are not salaried officers will be paid an annual retainer of $13,000 per year, a fee of $850 for each meeting of the Board of Directors attended, and a fee of $700 for each meeting of a Committee of the Board of Directors attended. Committee chairmen will receive $850 for each committee meeting they chair, except that the Chairman of the Executive Committee shall receive $1,750 for each meeting. Directors are reimbursed for out-of-town expenses incurred in connection with Board and Committee meetings. Directors can participate in First Virginia's deferred compensation plans which allow them to defer their retainers and fees.

   During 1993, Mr. Edwin T. Holland, the founder and former Chairman and Chief Executive Officer of First Virginia, and Mr. Thomas K. Malone, Jr., former Chairman and Chief Executive Officer of First Virginia, were paid $139,608 and $84,337 respectively under their supplemental compensation agreements, in addition to the amounts they received from the First Virginia Pension Trust Plan. Both Messrs. Holland and Malone provide consulting services under their supplemental compensation agreements.

   During 1993, Virginia H. Brown, formerly Virginia H. Beeton, received $71,000 pursuant to her former husband's Supplemental Retirement Agreement with First Virginia in addition to what she received from the First Virginia Pension Trust Plan. Her former husband, Ralph A. Beeton, was Chairman and Chief Executive Officer of First Virginia.

   First Virginia also has two key employee salary reduction deferred compensation plans, one of which began in 1983 and the other in 1986, and two directors' deferred compensation plans, one of which also began in 1983 and the other in 1986, ("Deferred Compensation Plans") for key employees of First Virginia and its subsidiaries and directors of First Virginia. Under the Deferred Compensation Plans, participants elect to defer some or all of their compensation from First Virginia, and First Virginia agrees to pay at retirement (or to participant's beneficiary or estate on participant's death) a sum substantially in excess of what each participant has deferred. To fund the benefits under the Deferred Compensation Plans, First Virginia has purchased life insurance contracts on the lives of the participants with First Virginia as the beneficiary. For the period ending December 31, 1993, none of the executive officers of First Virginia deferred any compensation under the Deferred Compensation Plans.

   The 1983 deferred compensation plans include a provision regarding "change in control," which is defined to include, among other things, an acquisition by one person or group of 25% of the voting power of First Virginia's outstanding securities. Generally, the 1983 Key Employee Salary Reduction Deferred Com-pensation Plan requires that an employee continue his/her position with First Virginia and/or its subsidiaries until retirement in order to receive his/her benefits. If there is a "change in control" of First Virginia, and a director is terminated under the directors' plan, or in the case of the employee plan, an employee is terminated "without cause" or the employee terminates his/her employment for "good reason," as those terms are defined under the employee plan, then the director or employee, as the case may be, becomes entitled to his/her benefits under the 1983 Deferred Compensation Plans at retirement, notwithstanding the fact that his/her affiliation with First Virginia has terminated.

   In 1988, First Virginia established a Split Dollar Life Insurance Plan ("Split Dollar Plan") under which individual life insurance is available to 17 executive employees (two of whom have retired) including those named in the Cash Compensation Table. Under the Split Dollar Plan, an executive can purchase ordinary life insurance policies with coverage of at least two times the executive's base annual salary, up to a limit of $1,000,000. A portion of the premiums will be loaned to the executives by First Virginia up to the later of ten years or the executive's retirement date. At the end of this period, if assumptions about mortality, dividends and other factors are realized, First Virginia will recover all of its loans for premiums from the cash value of the policy. The policy will then be transferred to the executive, who will pay all further premiums, if any, under the policy. Executives who participate in the Split Dollar Plan forego any insurance coverage over $50,000 under the First Virginia Group Life Insurance Plan. During 1989, the Split Dollar Plan was amended so that in the event of a "change in control," which term is defined in the same manner as the 1983 deferred compensation plans, only the executive would have the right to terminate the policy.

   First Virginia's Board of Directors approved in 1992 the establishment of a trust with Chemical Bank as the trustee to partially secure the benefits of some of First Virginia's nonqualified compensation plans, including the Deferred Compensation Plans and the First Virginia Supplemental Benefits Plan, in case of a change in control. Under the trust agreement establishing the trust, if a "change in control" takes place, the trustee would pay the benefits under the covered compensation plans out of the trust assets that have been contributed to the trust by First Virginia if First Virginia refused to pay the benefits. The trust is considered a "grantor trust" subject to the claims of First Virginia's general creditors. For accounting purposes, the trust assets are considered corporate assets and, therefore, there will be no balance sheet impact to First Virginia from the establishment of the trust. The trust agreement does not include a provision which would accelerate the vesting or payment of any of the benefits under the covered compensation plans in case of a change in control. During 1993, First Virginia contributed approximately $1,464,000 to the Trust.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The current members of First Virginia's Management Compensation and Benefits Committee are E. Cabell Brand, Edward M. Holland, Eric C. Kendrick, W. Lee Phillips, Jr. and Albert F. Zettlemoyer. Edward M. Holland is the son of Edwin
T. Holland, the founder and former Chairman and Chief Executive Officer of First Virginia. As noted above, Edwin T. Holland receives a fee from First Virginia pursuant to a Supplemental Compensation Agreement. Also, as noted above, Edward M. Holland's sister, Virginia H. Brown, receives a benefit pursuant to her former husband's Supplemental Retirement Agreement with First Virginia. Albert F. Zettlemoyer's daughter is an officer of First Virginia Bank. None of the members of the Management Compensation and Benefits Committee served as members of the compensation committees of another entity. No executive officer of First Virginia served as a director of another entity that had an executive officer serving on First Virginia's compensation committee. No executive officer of First Virginia served as a member of the compensation committee of another entity which had an executive officer who served as a director of First Virginia.


                 MANAGEMENT COMPENSATION AND BENEFITS COMMITTEE
                       REPORT CONCERNING FIRST VIRGINIA'S
                          EXECUTIVE COMPENSATION POLICY


   The Management Compensation and Benefits Committee (the "Committee") of the Board of Directors establishes the policy for the compensation of the executive officers of First Virginia. It is also responsible for administering some of First Virginia's executive compensation programs. The Committee is composed entirely of outside directors who are not eligible, with the exception of the Directors' Deferred Compensation Plans, to participate in the plans over which it has authority.

   The overall goal of First Virginia's compensation policy is to motivate, reward and retain its key executive officers. The Committee believes this should be accomplished through an appropriate combination of competitive base salaries and both short-term and long-term incentives.

   The primary components of First Virginia's executive compensation program are base salaries, bonuses, (e.g. short-term compensation), and equity compensation (e.g. long-term compensation). Executive officers also participate in other broad based employee compensation and benefit programs.

Base Salary

   The Committee's policy for determining base salaries is that two primary factors should be considered:

(1)the degree of responsibility the executive officer has, and

(2)the compensation levels of corresponding positions at other banking companies of comparable size that compete with and serve the same markets as First Virginia. This "Local Peer Group" of companies consists of Central Fidelity Banks, Inc., Crestar Financial Corporation and Signet Banking Corporation based in Virginia, First Maryland Bancorp and Mercantile Bankshares Corporation based in Maryland, and First Tennessee National Corporation and First American Corporation of Tennessee. Base salaries are targeted to be competitive with those in the "Local Peer Group." For 1993 Mr. Zalokar's base salary was $500,000 which was approximately the mid-point of the salaries for CEOs paid to his counterparts in the "Local Peer Group."

Short Term Incentives/Bonuses

   The Committee grants bonuses to the executive officers and CEO based on the extent to which the Corporation achieves or exceeds annual performance objectives. The Committee may award bonuses to the CEO and to the executive officers if First Virginia achieves a return on total average assets (ROA) of at least 1% (the same basis for determining payments of profit sharing to all employees). ROA is generally considered the most important single factor in measuring the performance of a banking company and achievement of a 1% ROA is generally considered the mark of a good performing banking company.

Bonus awards are based on the following:

(a)Up to 50% of the executive's salary may be awarded if First Virginia achieves a return on average assets ("ROA") equivalent to 80% or more of its target amount for the year. For the chief executive officer, First Virginia would also have to achieve 80% of targeted amounts for return on total stockholders' equity ("ROE"), asset quality (as determined by the ratios of nonperforming assets to total loans ["NPA ratio"] and net loan charge-offs ["CO ratio"]) and capital strength (based on the average equity to asset ratio ["Equity/asset ratio"] and the Tier I risk based capital ratio); and

(b)Up to 30% depending upon the degree to which First Virginia's earnings, asset quality and capital ratios exceed the average for the other major banking companies based in the Southeast, (the "Southeastern Regional Peer Group,") as compiled by Keefe, Bruyette and Woods, the New York securities firm which specializes exclusively in the banking and thrift industry; and

(c)Up to 20% may be awarded at the discretion of the Committee based on an individual executive's performance.

   Listed below are the annualized ratios for First Virginia and the Southeastern Regional Peer Group based on results for the first nine months of 1993, the latest data available to the Committee at the time the incentive awards were considered.

                    First Virginia                       KBW Southeastern
                  Profit Plan   Actual                   Regional Peer Group

Earnings

  ROA                 1.44%       1.70%                            1.22%
  ROE                15.89       18.09                            15.68

Asset Quality

  NPA Ratio           1.00         .72                             1.72
  CO Ratio             .38         .13                              .28

Capital Strength

  Equity/Asset Ratio  8.5         9.57                             7.94
  Tier I Risk Based
     Capital Ratio   12.5        16.18                            11.18

Based on these results the Committee awarded Mr. Zalokar a bonus of $280,000.

Long Term Compensation/Stock Options

   The Committee believes that the granting of stock options is the most appropriate form of long-term compensation for executives and that such awards of equity encourage the executive to achieve a significant ownership stake in First Virginia's success.

   Equity compensation awards are only made if First Virginia exceeds the weighted average of the returns reported by the major competitors in its banking markets (Central Fidelity, Signet, Crestar, Mercantile Bancshares, First Tennessee and First American of Tennessee). The performance ratios are weighted as follows: ROA 35%, ROE 25%, five year cumulative total return to shareholder ("Five Year Return") 15%, Nonperforming Asset Ratio 15% and Charge-off Ratio 10%. The following table shows the performance ratios of First Virginia and average for its major market area competitors of comparable size for the first nine months of 1993, the latest data available to the Committee at the time incentive awards were considered.


                                    Market Area
                  First Virginia    Major Competitors

ROA                        1.70%                1.33%
ROE                       18.09                16.56
Five Year Return         296.80               230.19
NPA Ratio                   .72                 2.20
CO Ratio                    .13                  .81


   As of September 30, 1993 (the latest date information is available for the peer group), the weighted average of these performance factors for First Virginia was 199.5% of the peer group.

   Except in the case of executive officers who are close to retirement, awards vest and are exercisable over a five-year period in equal annual installments beginning one year from the date of grant. However, each installment can only be exercised if the performance goals for that year are met; otherwise, that portion of the option lapses.

   For 1993, the Committee awarded stock options to various executive officers because First Virginia did meet the performance criteria mentioned above. Mr. Zalokar did not receive any of the stock option awards.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

     No person is known by management of the Corporation to own beneficially, directly or indirectly, more than five percent of any class of the Corporation's voting securities. The number of shares of the Corporation's voting securities beneficially owned by each of the Corporation's directors and by all of its directors and officers as a group is shown in Part III, item 10, on pages 69 through 72 of this report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

  During the past year, certain of the directors and officers of First Virginia and their associates had loans outstanding from First Virginia's banking subsidiaries. Each of these loans was made in the ordinary course of the lending bank's business. In some cases, where officers of First Virginia or its subsidiaries had to be relocated, residential mortgage loans were made by First Virginia at favorable interest rates. All other loans have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility, or present other unfavorable features. As of December 31, 1993, the aggregate amount of loans outstanding to all directors and executive officers of First Virginia and associates and members of their immediate families was approximately $10,908,000.

  First Virginia Bank and First Virginia Card Services, Inc. extend VISA and MasterCard privileges to directors, officers and employees of First Virginia and its subsidiaries. Except as noted below, interest is charged on VISA and MasterCard credit balances of employees and officers at a rate of 1% per month on sales transactions. Directors and executive officers of First Virginia and its subsidiaries are subject to generally prevailing rates.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

FINANCIAL STATEMENTS:

     The following consolidated financial statements and report of independent auditors of the Corporation and its subsidiaries are in Part I, item 8 on the following pages:
                                                                        Page
     Consolidated Balance Sheets - December 31, 1993 and 1992          42/43

     Consolidated Statements of Income - Three Years Ended
       December 31, 1993                                               44/45

     Consolidated Statements of Stockholders' Equity - Three Years
       Ended December 31, 1993                                            46

     Consolidated Statements of Cash Flows - Three Years Ended
       December 31, 1993                                               47/48

     Notes to Consolidated Financial Statements                        49/66

     Report of Independent Auditors                                       68

EXHIBITS:

     The following exhibits are filed as a part of this report:

     (3)  Restated Articles of Incorporation and Bylaws.

     (4) Instruments defining the rights of holders of the Corporation's long-term debt are not filed herein because the total amount of securities authorized thereunder does not exceed 10% of consolidated total assets. The Corporation hereby agrees to furnish a copy of such instruments to the Commission upon its request.

    (10) Management contracts for Messrs. Ralph A. Beeton, Paul H. Geithner, Jr., Edwin T. Holland, Thomas K. Malone, Jr., and Robert H. Zalokar are incorporated by reference to Exhibit 10 of the 1992 Annual Report on Form 10-K. Also incorporated from that exhibit are: (1) Key employee salary reduction deferred compensation plans and Directors' deferred compensation plans for 1983 and 1986 and (2) A compensatory plan known as the Split-Dollar Life Insurance Plan. (3) There are also four plans relating to options and rights. The 1982 Stock Appreciation Rights Plan is incorporated by reference to Registration Statement Number 33-6759 on Form S-8 dated Juns 25, 1986. The 1982 Incentive Stock Option Plan is incorporated by reference to Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987. The 1986 Incentive Stock Option Plan, Nongualified Stock Option Plan and Stock Appreciation Rights Plan is incorporated by reference to Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987. The 1991 Incentive Stock Option Plan, Nonqualified Stock Option Plan and Stock Appreciation Rights Plan is incorporated by reference to Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992.

    (11)  Statement RE: Computation of Per Share Earnings.

    (13) First Virginia Banks, Inc. 1993 Annual Report to its Stockholders. (Not included in the electronic filing)

    (22)  Subsidiaries of the Registrant.

    (24)  Consent of Independent Auditors.

FINANCIAL STATEMENT SCHEDULES:

  Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORTS ON FORM 8-K:

  No reports on form 8-K were required to be filed during the last quarter of 1993.

SIGNATURES
- ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed as of March 23, 1993 on its behalf by the undersigned, thereunto duly authorized.

                                      FIRST VIRGINIA BANKS, INC.


                                       /s/ Robert H. Zalokar
                                      ___________________________________
                                      Robert H. Zalokar, Chairman and
                                      Chief Executive Officer


                                       /s/ Richard F. Bowman
                                      ___________________________________
                                      Richard F. Bowman, Vice President
                                      and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as of March 23, 1994 on behalf of the registrant and in the capacities indicated.

                  SIGNATURE                         TITLE
                  ---------                         -----

          /s/ Robert H. Zalokar
         ____________________________            Chairman, Chief
           Robert H. Zalokar                     Executive Officer
                                                 and Director

          /s/ Richard F. Bowman
         ____________________________            Principal Financial
           Richard F. Bowman                     and Accounting
                                                 Officer

          /s/ E. Cabell Brand
         ____________________________            Director
           E. Cabell Brand


          /s/ Edward L. Breeden
         ____________________________            Director
           Edward L. Breeden, III



         ____________________________            Director
           Paul H. Geithner, Jr.


          /s/ L. H. Ginn
         ____________________________            Director
           L. H. Ginn, III

                  SIGNATURE                         TITLE
                  ---------                         -----


          /s/ Gilbert R. Giordano
         ____________________________            Director
           Gilbert R. Giordano


          /s/ T. Keister Greer
         ____________________________            Director
           T. Keister Greer


          /s/ Elsie C. Gruver
         ____________________________            Director
           Elsie C. Gruver


          /s/ Edward M. Holland
         ____________________________            Director
           Edward M. Holland


          /s/ Eric C. Kendrick
         ____________________________            Director
           Eric C. Kendrick


          /s/ Thomas K. Malone, Jr.
         ____________________________            Director
           Thomas K. Malone, Jr.


          /s/ W. Lee Phillips, Jr.
         ____________________________            Director
           W. Lee Phillips, Jr.


          /s/ Josiah P. Rowe
         ____________________________            Director
           Josiah P. Rowe, III


          /s/ Richard T. Selden
         ____________________________            Director
           Richard T. Selden


          /s/ Albert F. Zettlemoyer
         ____________________________            Director
           Albert F. Zettlemoyer

                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1993

                                     ITEM 14

                                    EXHIBITS


                 The Exhibits filed with this annual report are

                                included herein.























                           FIRST VIRGINIA BANKS, INC.
                            6400 Arlington Boulevard
                        Falls Church, Virginia 22042-2336

                                                               Exhibit 3


                         FIRST VIRGINIA BANKS, INC.

                          ARTICLES OF INCORPORATION


                                 ARTICLE I.

     The name of the Corporation is First Virginia Banks, Inc.


                                 ARTICLE II.

     The purpose of the Corporation is to acquire, own, manage and dispose of the capital stock and other securities of banks and other corporations and to render to such banks and corporations, and to others, such advice and services as may be permitted by law. In addition, the Corporation shall have the power to transact any business not prohibited by law or required to be stated in these Articles of Incorporation.


                                ARTICLE III.

     The Corporation shall have the authority to issue 60,000,000 shares of Common Stock, $1.00 par value, and 3,000,000 shares of Preferred Stock, $10.00 par value.

A. Voting of Shares. Except as otherwise made mandatory by law, there shall be no class voting, and each outstanding share regardless of class (whether Common or Preferred), shall entitle the holder thereof to one vote on each matter submitted to a vote at any meeting of stockholders.

B. Preemptive Rights. No holders of any class of stock of this Corporation shall have any preemptive or other preferential right to purchase or subscribe to (i) any shares of any class of stock of the Corporation, whether now or hereafter authorized, (ii) any warrants, rights or options to purchase any such stock, or (iii) any obligations convertible into any such stock or into warrants, rights or options to purchase any such stock.

C. Preferred Shares Issuable in Series. Authority is expressly vested in the Board of Directors to divide the Preferred Stock into series and, within the following limitations, to fix and determine the relative rights and preferences of the shares of any series so established, and to provide for the issuance thereof. Each series shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. All shares of the Preferred Stock shall be identical except as to the following relative rights and preferences, as to which there may be variations between different series:

     1. The rate of dividend, the time of payment, and the dates from which they shall be cumulative, and the extent of participation rights, if any;

     2. The price at and the terms and conditions on which shares may be redeemed;

     3.   The amount payable upon shares in event of involuntary liquidation;

     4.   The amount payable upon shares in event of voluntary liquidation;

     5.   Sinking fund provisions for the redemption or purchase of shares;
and

     6. The terms and conditions on which shares may be converted, if the shares of any series are issued with the privilege of conversion.

     Prior to the issuance of any shares of a series of Preferred Stock, the Board of Directors shall establish such series by adopting a resolution setting forth the designation and number of shares of the series and the relative rights and preferences thereof, to the extent permitted by the provisions hereof, and the Corporation shall file in the office of the State Corporation Commission of Virginia articles of serial designation as required by law, and the Commission shall have issued a certificate of serial designation.

D. Common Characteristics of All Series of Preferred Stock. Each and every series of Preferred Stock, now existing or hereafter issued, shall have the following common characteristics:

     1. It shall rank on a parity and be of equal dignity as to dividends and assets with all other series according to the respective dividend rates and amounts distributable upon any voluntary or involuntary liquidation of the Corporation fixed for each such series and without preference or priority of any series over any other series.

     2. It shall have no other dividend rights than those set forth in the provisions pertaining to dividends for such series contained herein or in any articles of serial designation.

     3. If at any time less than all of a series then outstanding shall be called for redemption, the shares to be redeemed shall be selected by lot in such manner as may be determined by the Board of Directors.

     4. All shares of a series redeemed or repurchased by the Corporation shall be canceled in the manner provided by law and shall become authorized and unissued shares undesignated as to series.

     5. On or at any time before the date fixed for redemption of any Preferred Stock which has been issued, the Corporation shall deposit in trust, for the account of the holders of the shares to be redeemed, funds necessary for such redemption with a bank or trust company in good standing doing business in the State of Virginia, and having capital, surplus and undivided profits aggregating at least $5,000,000, designated or to be designated in such notice of redemption. Upon the making of such deposit, then all shares with respect to the redemption shall, whether or not the certificates therefor shall have been surrendered for cancellation, be deemed no longer to be outstanding for any purpose, and all rights with respect to such shares shall thereupon cease and terminate, except the right of the holders of the certificates for such shares to receive, out of the funds so deposited in trust, from and after the date of such deposit, the amount payable upon the redemption thereof, and except for such right, if any, to convert such shares in the manner prescribed for the series of which it is a part. At the expiration of three years after the redemption date, any such moneys then remaining on deposit with such bank or trust company shall be paid over to the Corporation, free of trust, and thereafter the holders of the certificates for such shares shall have no claims against such bank or trust company, but only claims as unsecured creditors against the Corporation, or against the Commonwealth of Virginia in the event of escheat by law, for amounts equal to their pro rata shares of the money so paid over.


                                 ARTICLE IV.

     The Corporation may, with the approval of a majority of the entire Board of Directors, establish, adopt, alter, amend or repeal pension plans, pension trust, profit-sharing plans, stock-option plans, stock-purchase plans and other incentive, bonus or deferred compensation plans, for the officers or employees of the Corporation or its subsidiaries, including employees who are directors of the Corporation or any subsidiary.


                                 ARTICLE V.

A. The number of directors of the Corporation, not less than 3 and not more than 30, shall be fixed by the Bylaws and in the absence of a Bylaw fixing the number, shall be sixteen. Upon the adoption of this Paragraph A, of
Article V, the directors shall be divided into three classes (A, B and C), as nearly equal in number as possible. The initial term of office for members of Class A shall expire at the annual meeting of stockholders in 1985; the initial term of office for members of Class B shall expire at the annual meeting of stockholders in 1986; and the initial term of office for members of Class C shall expire at the annual meeting of stockholders in 1987. At each annual meeting of stockholders following such initial classification and election, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election, and shall continue to hold office until their respective successors are elected and qualified. In the event of any increase in the number of directors fixed in the Bylaws, the additional directors shall be so classified that all classes of directors have as nearly equal numbers of directors as may be possible. In the event of any decrease in the number of directors of the Corporation, all classes of directors shall be decreased equally as nearly as may be possible.

B. Subject to the rights of the holders of any series of Preferred Stock then outstanding, newly created directorships resulting from an increase by not more than two in the authorized number of directors or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause shall be filled by the affirmative vote of a majority of the directors then in office, whether or not a quorum. Each director so chosen shall hold office until the expiration of the term of the director, if any, whom he has been chosen to succeed, or if none, until the expiration of the term of the class assigned to the additional directorship to which he has been elected, or until his earlier death, resignation or removal. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director. Subject to the rights of the holders of any series of Preferred Stock then outstanding, any director or the entire Board of Directors may be removed from office at any time, but only the affirmative vote of the holders of at least four-fifths (80%) of the stock entitled to vote generally in the election of directors at a meeting called for that purpose.

C. The affirmative vote of the holders of not less than four-fifths (80%) of the stock entitled to vote generally in the election of directors shall be required to amend, or repeal this Article V or adopt any provision inconsistent with this Article V, or to adopt a Bylaw to fix the number of directors.

                                 ARTICLE VI.

               INDEMNIFICATION AND ELIMINATION OF LIABILITY OF
                 DIRECTORS, ADVISORY DIRECTORS AND OFFICERS

A. The Corporation shall indemnify a person who is or was made a party to any proceeding, or is threatened to be made a party to any proceeding, including a proceeding by or in the right of the Corporation, because the person is or was a director, advisory director, or officer of the Corporation or because, while a director, advisory director, or officer of the Corporation, the person is or was serving any other legal entity in any capacity at the request of the Corporation against all liabilities, fines, penalties, and claims imposed upon or asserted against the person(including amounts paid in settlement) and reasonable expenses incurred in the proceeding (including counsel fees), except such liabilities and expenses as are incurred because of the person's willful misconduct or knowing violation of the criminal law. The right to indemnify under this paragraph shall inure to the benefit of heirs, executors and administrators of such a person. The Corporation may, upon majority vote of a quorum of disinterested directors, contract in advance to indemnify and advance the expenses of any director, advisory director, or officer.

B. Unless a determination has been made that indemnification is not permissible, the Corporation shall make advances and reimbursements for expenses incurred by a director, advisory director, or officer in a proceeding upon receipt of an undertaking from the director, advisory director, or officer to repay the same if it is ultimately determined that the director, advisory director, or officer is not entitled to indemnification. Such undertaking shall be an unlimited unsecured general obligation of the director, advisory director, or officer and shall be accepted without reference to his ability to make repayment.

C. The Corporation may, to a lesser extent or to the same extent that the Corporation is required to provide indemnification and make advances and reimbursements for expenses to its present or former directors, advisory directors, and officers, provide indemnification and make advances and reimbursements for expenses to its present or former employees and agents, the directors, advisory directors, officers, employees and agents of its affiliates, subsidiaries and predecessor entities, and any person serving in any other legal entity in any capacity at the request of the Corporation, and may contract in advance to do so. The determination that indemnification under this paragraph is permissible, the authorization of such indemnification and the evaluation as to the reasonableness of expenses in a specific case shall be made as authorized from time to time by general or specific action of the Board of Directors, which action may be taken before or after a claim for indemnification is made, or as otherwise provided by law.

D. In any proceeding brought by a shareholder in the right of the Corporation or brought by or on behalf of shareholders of the Corporation, no damages may be assessed against a director, advisory director or officer of the Corporation arising out of a single transaction, occurrence or course of conduct, provided that this elimination of liability shall not be applicable if the director, advisory director or officer engaged in willful misconduct or knowing violation of the criminal law or of any federal or state securities law.

E. The provisions of this Article shall be applicable from and after its adoption, even though some or all of the underlying conduct or events relating to the proceeding with respect to which indemnity is claimed may have occurred before such adoption. No amendment, modification or repeal of this Article shall diminish the rights provided hereunder to any person arising from conduct or events occurring before the adoption of such amendment, modification or repeal.

F. The Corporation may purchase and maintain insurance to indemnify it against the whole or any portion of the liability assumed by it in accordance with this Article and may also procure insurance on behalf of any person who is or was a director, advisory director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another Corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against any liability or expenses incurred by such person in any such capacity or arising from the person's status as such, whether or not the Corporation would have the power to indemnify the person against such liability under the provisions of this Article.


                                ARTICLE VII.

                             SERIAL DESIGNATIONS

     The first series of Preferred Stock, consisting of 522,500 shares, is designated as "Series A Preferred Stock." Said series, in addition to the common characteristics described in section D of ARTICLE III, is issued subject to the following terms and conditions:

DIVIDENDS:

     The holders of the Series A Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors, yearly dividends at the rate of 5% per annum, payable quarterly on such dates as the Board of Directors shall determine, together with proper adjustment for any dividend period which is less than a full quarter. Such dividends shall be paid before any dividends are paid upon, or set apart for, the Common Stock of the Corporation and shall be cumulative from the date of issuance so that if for any quarterly dividend period dividends at the rate of 5% per annum shall not have been paid upon or set apart for the Series A Preferred Stock, the deficiency, with interest thereon at the rate of six percent (6%) per annum on such dividends as are in arrears, shall be fully paid or set apart for payment before any dividends shall be paid upon, or set apart for, the Common Stock.

REDEMPTION:

     The Corporation shall have no right to redeem the Series A Preferred Stock until five years after the date on which it is issued. Thereafter, all or any part thereof may be redeemed at any time at the option of the Board of Directors upon not less than forty-five nor more than ninety days written notice of the date fixed for redemption given to the holders thereof in the manner in which notices of stockholders' meetings are required to be given by law. The redemption price at any time during the sixth year after such
stock is issued shall be $10.50  per share.   Thereafter during the seventh
and each subsequent full year after such stock is issued the redemption price shall be reduced by 5 cents per share per year until the beginning of the sixteenth full year after it is issued, after which time it may be redeemed for $10 per share. In addition the redemption price shall include all unpaid accrued dividends, with interest thereon at the rate of six percent (6%) per annum on such dividends as are in arrears, to the date fixed for redemption.

LIQUIDATION:

     1. In the event of the voluntary dissolution of the Corporation and the distribution of its assets to its stockholders, if there is no other series of Preferred Stock issued or outstanding, then the holders of the Series A Preferred Stock shall be entitled to receive the then redemption price for their shares plus all unpaid accrued dividends, with interest thereon at the rate of six percent (6%) per annum on such dividends as are in arrears, to the date of payment before any amount shall be paid to the holders of the Common Stock.

     2. In the event of the voluntary dissolution of the Corporation and the distribution of its assets to its stockholders, if there are other series of Preferred Stock issued and outstanding, then the holders of the Preferred Stock of all series shall be preferred as to both dividends and assets over the holders of the Common Stock. In such event the holders of the Series A Preferred Stock shall be entitled to receive the then redemption price for their shares plus all unpaid accrued dividends, with interest thereon at the rate of six percent (6%) per annum on such dividends as are in arrears, to the date of payment before any amount shall be paid to the holders of the Common Stock. If, for any reason, there are insufficient assets to pay these amounts to the holders of the Series A Preferred Stock and to pay the holders of other series of preferred stock the amounts to which they are also entitled, then the holders of the Series A Preferred Stock and of such other preferred stock, as stated aforesaid, shall be paid ratably in proportion to the amounts to which they are respectively entitled.

     3. The provisions hereinabove set forth with regard to a voluntary dissolution of the Corporation shall also be applicable to an involuntary dissolution except that the holders of Preferred Stock shall only be entitled to receive, in addition to dividends and interest, if any, the par value of their shares in lieu of the then redemption price.

CONVERSION:

     1. At the election of the holder, shares of Series A Preferred Stock may be converted into shares of the Common Stock ($1 par value) of the Corporation at any time at the following listed Basic Conversion Rates, or at such Adjusted Conversion Rates as may hereafter be determined by application of the formulae set forth in paragraph 8, subject to the following listed terms and conditions:

          a. Until and including March 31, 1977 (herein called the first conversion period) the Basic Conversion Rate shall be 1.40 shares of Common Stock for one share of Series A Preferred Stock;

          b. Thereafter, until and including March 31, 1982 (herein called the second conversion period) the Basic Conversion Rate shall be 1.20 shares of Common Stock for one share of Series A Preferred Stock;

          c. Thereafter for as long as any Series A Preferred Stock shall remain outstanding (herein called the third conversion period) the Basic Conversion Rate shall be one share of Common Stock for one share of Series A Preferred Stock.

     2. Any holder of shares of Series A Preferred Stock desiring to convert the same shall, during regular business hours, deliver the certificate(s) therefor, properly endorsed, to any transfer agent therefor or to any transfer agent for the Common Stock of the Corporation, or to the Corporation, if there be no such transfer agent, together with a notice in writing of his election to convert the same, and shall receive, in exchange therefor a certificate or certificates for shares of Common Stock in accordance with the conversion rate prevailing with respect to shares of Series A Preferred Stock upon the day of delivery of such notice accompanied by such certificate(s) for the shares of Series A Preferred Stock to be converted. All shares of Series A Preferred Stock surrendered for conversion during any day shall be deemed to have been surrendered together as of the close of business on such day in order that a single conversion rate as to all of such shares shall be determined after giving effect to any transactions affecting the conversion rate during or prior to such day.

     3. The right of conversion shall expire as to any shares of Series A Preferred Stock which shall be called for redemption unless, on or before the day and hour for the expiration of the right of conversion specified in the notice of redemption, the certificate(s) representing such shares together with the notice hereinabove provided for shall have been delivered as provided in the foregoing paragraph 2. In case of voluntary or involuntary dissolution of the Corporation all conversion rights applicable to shares of Series A Preferred Stock shall terminate at 2 P.M. Eastern Standard Time, on the sixtieth day next following the date on which such dissolution shall have been authorized by the stockholders of the Corporation, or otherwise ordered, and in case of such dissolution, the Corporation shall notify the holders of the Series A Preferred Stock in the same manner that it is required to give notice of a redemption of such stock that the conversion rights of the shares of Series A Preferred Stock will terminate, which notice shall specify the date of such termination and the conversion rate then in effect applicable to the shares of Series A Preferred Stock.

     4. As to any shares of Series A Preferred Stock converted or any shares of Common Stock issuable on conversion no dividends shall be deemed to have accrued at the time of conversion and the holders thereof shall only receive such dividends as they are entitled to receive as holders of record on the dates dividends are declared.

     5. The Corporation shall not be required to issue any fraction of a share upon conversion of any share or shares of Series A Preferred Stock. If more than one share of Series A Preferred Stock shall be surrendered for conversion at one time by the same holder, the number of full shares of Common Stock issuable upon conversion thereof shall be computed on the basis of the total number of shares of Series A Preferred Stock so surrendered. If any fractional interest in a share of Common Stock would be deliverable upon conversion, the Corporation shall make an adjustment therefor in cash unless its Board of Directors shall have determined to adjust fractional interests by issuance of scrip certificates or in some other manner. Adjustment in cash shall be made on the basis of the Current Market Value of one share of Common Stock as that term is defined in paragraph 8C below.

     6. If the holder of any shares of Series A Preferred Stock so surrendered for conversion shall request that the stock certificate(s) representing the Common Stock issuable upon such conversion be issued in the name of a person or names of persons other than the holder of record thereof, such holder shall pay all stock transfer taxes that may be payable in respect
thereof.   The Corporation shall pay all original issue taxes imposed, if any, in respect of the issuance of Common Stock upon conversion of shares of Series A Preferred Stock in order that such shares may be issued in the name or names of the respective holder or holders of record of the shares of Series A Preferred Stock so surrendered for conversion.

     7. No adjustment shall be made in the Basic Conversion Rates, hereinabove specified, or in any Adjusted Conversion rate which may be in effect at any time if the Corporation shall (i) issue or sell any shares of its Common Stock or securities convertible into Common Stock to the public for cash or to the public or others in consideration for the acquisition by the Corporation or any of its subsidiaries of all or a portion of the stock or assets of any corporation, partnership, or proprietorship, for the business purposes of the Corporation, or (ii) issue or sell any rights to purchase shares of its Common Stock to the then holders of its Common Stock if, at the same time, similar rights are offered to the then holders of the Series A Preferred Stock in such a manner that each of them receives the same rights to purchase shares of Common Stock that he would have received if he had converted his shares of Series A Preferred Stock into Common Stock immediately prior to the time such rights were issued, or (iii) issue or sell any shares of its Common Stock to the holders of the warrants outstanding on March 24, 1967, which warrants provided for the sale and purchase of 350,000 shares of Common Stock, or (iv) issue any shares of its Common Stock to the holders of the options outstanding on March 24, 1967, which options provided for the sale and purchase of 46,500 shares of Common Stock, or (v) issue any shares of its Common Stock pursuant to its Incentive Bonus Plan initially approved by the stockholders on April 28, 1966, or (vi) issue any shares of its Common Stock upon the exercise of rights, warrants or options, the execution of stock purchase contracts, or the conversion of convertible securities if, at the time such rights, warrants or options were issued, such stock purchase contracts entered into, or such convertible securities were issued the conversion rates then in effect were adjusted, in the manner hereinafter described in paragraph 8 or if, at that time, no adjustments in conversion rates were required by the provisions of paragraph 8.

     8. Except as is provided in paragraph 7 above the conversion rates in effect from time to time shall be subject to adjustments, made to the nearest one-hundredth share of Common Stock, as follows:

A. If the Corporation shall pay any dividend or make any other distribution in shares of Common Stock or in securities convertible into Common Stock the conversion rate for each conversion period in effect immediately prior to such action shall be proportionately increased so that the holders of the Series A Preferred Stock shall be able to convert their shares of Series A Preferred Stock into a number of shares of Common Stock equal to the same percentage of the shares of Common Stock outstanding immediately after the payment of such dividend or the making of such distribution into which they could have converted their shares of Series A Preferred Stock immediately prior to the payment of such dividend or the making of such distribution.
For purpose of determining the number of shares of Common Stock outstanding both before and after the payment of such dividend or the making of such distribution all rights (which term as hereinafter used in the description of the Series A Preferred Stock shall be deemed to mean rights, warrants or options) and contracts (which term as hereinafter used in the description of the Series A Preferred Stock shall be deemed to mean contracts or agreements of any kind) then outstanding for the purchase of shares of Common Stock and all of the then outstanding securities issued by the Corporation which are convertible into shares of Common Stock shall be deemed to have been exercised or converted in the manner which they could have been exercised or converted immediately prior to the paying of such dividend or the making of such distribution or, if any of them could not have been exercised or converted on that date in accordance with their terms, then such rights, contracts and convertible securities shall be deemed to have been exercised or converted in the manner which they could be exercised or converted on the date upon which they first become exercisable or convertible.

B. If the Corporation shall split the outstanding shares of its Common Stock into a greater number of shares or combine its outstanding shares of Common Stock into a smaller number of shares the conversion rates for each conversion period in effect immediately prior to such action shall be proportionately increased, in the case of a split, or decreased, in case of a combination, so that the holders of the Series A Preferred Stock shall be able to convert their shares of Series A Preferred Stock into a number of shares of Common Stock equal to the same percentage of the shares of Common Stock outstanding immediately after the completion of such action into which they could have converted their shares of Series A Preferred Stock immediately prior to the taking of such action. For the purpose of determining the number of the shares of Common Stock outstanding both before and after the taking of such action all rights, contracts, and convertible securities then outstanding for the purchase of shares of Common Stock shall be deemed to have been exercised or converted in the manner which they could have been exercised or converted immediately prior to such split or combination or, if any of them could not have been exercised or converted on that date in accordance with their terms, then such rights, contracts and convertible securities shall be deemed to have been exercised or converted in the manner which they could be exercised or converted on the date upon which they first become exercisable or convertible.

C. If the Corporation shall issue any rights or enter into any contracts for the purchase of shares of its Common Stock, whether or not said rights or contracts can be exercised or executed immediately, at a price (including the consideration received for such rights or contracts) which is less than ninety-five percent of the Current Market Value (as defined below in this paragraph) of the Common Stock of the Corporation on the date such rights are issued or such contracts are entered into, the conversion rates for each conversion period in effect immediately prior to such date shall be increased to an amount determined by multiplying such conversion rates by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding immediately prior to the date such rights are issued or such contracts entered into plus the number of additional shares of Common Stock offered for sale pursuant to such rights or contracts and the denominator of which shall be the number of shares of Common Stock of the Corporation outstanding immediately prior to such date plus the number of shares of Common Stock of the Corporation which the aggregate subscription or purchase price (including the consideration received for such rights or contracts) of the total number of shares offered pursuant to said rights or contracts would purchase at the Current Market Value of the Common Stock of the Corporation at such date. For the purpose of determining the number of shares of Common Stock of the Corporation outstanding immediately prior to the issue of such rights or the making of such contracts all outstanding rights and contracts for the purchase of shares of Common Stock and all securities issued by the Corporation which are convertible into shares of Common Stock shall be deemed to have been exercised or converted in the manner which they could have been exercised or converted immediately prior to the issuing of such rights or the making of such contracts or, if any then outstanding rights or contracts or any then outstanding convertible securities could not have been exercised or converted on that date in accordance with their terms, then such outstanding rights, contracts and convertible securities shall be deemed to have been exercised or converted in the manner which they could be exercised or converted on the date upon which they first become exercisable or convertible. As used in this paragraph the term Current Market Value at the date of issue of such rights or making of such contracts shall mean the last reported sales price per share of the Common Stock of the Corporation on the American Stock Exchange or the New York Stock Exchange on such date, if the shares are listed on either of said exchanges, or the mean of the low bid and high asked price in the over-the-counter market on such day if such shares are not listed on either of said exchanges.

D. If the Corporation shall issue any rights or enter into any contracts for the purchase of any security convertible into shares of its Common Stock, whether or not said rights or contracts can be exercised or executed immediately, and, on the date such rights are issued or such contracts are made the price per share of each share of Common Stock of the Corporation into which such security is initially convertible (including the consideration received for such rights or contracts) is less than ninety-five per cent of the Current Market Value of the Common Stock of the Corporation, as defined in paragraph C above, then the conversion rates for each conversion period in effect immediately prior to the issue of such rights or the making of such contracts shall be increased in the manner hereinabove described in paragraph C in the same manner as if such rights or contracts were rights or contracts to purchase the number of shares of Common Stock represented by such convertible securities on the date they are issued, if they are convertible on the date on which they are issued and, if not, the number of shares of Common Stock represented by such convertible securities on the date when they first become convertible.

E. If any rights or contracts to purchase any shares of Common Stock or convertible securities of the Corporation shall be issued in connection with the issue or sale of other securities of the Corporation, such rights or contracts shall be deemed to have been issued or sold without consideration.

F. If the Corporation shall consolidate or merge with another corporation, or reclassify its Common Stock (other than by way of subdivision or contraction of outstanding shares of Common Stock) each share of Series A Preferred Stock shall thereafter be convertible into the number of shares of stock or other securities or property of the Corporation or of the
corporation   resulting from such consolidation, merger, or reclassification, to which the Common Stock of the Corporation, deliverable upon conversion of shares of Series A Preferred Stock, would have been entitled, upon such consolidation, merger or reclassification had the holder of such share of Series A Preferred Stock exercised his right of conversion in the manner in which it could have been exercised on the date of such consolidation, merger or reclassification or, if it could not have been converted on that date, then in the manner in which it could have first been exercised thereafter, and such shares of Common Stock been issued and outstanding, and had such holder been the holder of record of such Common Stock at the time thereof, and lawful provision therefor shall be made as part of any such consolidation, merger or reclassification.

G. If (i) The Corporation shall declare any dividend payable otherwise than in cash upon its Common Stock to the holders of its Common Stock, or (ii) The Corporation shall offer only to the holders of its Common Stock any additional shares of stock of any class of the Corporation or any right to subscribe thereto, or (iii) Any capital reorganization, or reclassification
of the capital stock of the Corporation, or consolidation or   merger of the
Corporation with another corporation, or sale of all or substantially all of the assets of the Corporation shall be proposed, then, in any one or more of said events, the Corporation shall notify the holders of the Series A Preferred Stock in the same manner that it is required to give notice of the redemption of said stock prior to the date on which (a) the books of the Corporation shall close, or a record be taken for such stock dividend or subscription rights, or (b) such reclassification, reorganization, consolidation, merger or sale, shall take place, as the case may be. Such notice shall also state the conversion rate at the time in effect applicable to the shares of Series A Preferred Stock.

H. The Corporation shall at all times reserve and keep available out of its authorized and unissued Common Stock, solely for the purpose of effecting the conversion of shares of Series A Preferred Stock, such number of shares of Common Stock as, from time to time, shall be sufficient to effect the conversion of all shares of Series A Preferred Stock from time to time outstanding. The Corporation, from time to time, shall in accordance with the laws of the Commonwealth of Virginia, increase the authorized amount of its Common Stock if at any time the number of shares of Common Stock remaining unissued shall not be sufficient to permit the conversion of all shares of Series A Preferred Stock then outstanding.

I. The exercise of the conversion privilege shall be subject to such regulations not inconsistent with the provisions of this paragraph 8 as may at any time or from time to time be adopted by resolution of the Board of Directors, and any resolution so adopted may, at any time or from time to time, be amended or repealed.

MISCELLANEOUS:

     1. There shall be no sinking fund provided for the redemption of shares of Series A Preferred Stock.

     2. The Corporation may not redeem any shares of its Common Stock so long as any dividends on its Series A Preferred Stock are in arrears.


                                ARTICLE VIII.

     The second series of Preferred Stock, consisting of 84,000 shares, is designated as "Second Series A Preferred Stock." Said series, in addition to the common characteristics described in Section D of ARTICLE III, is issued subject to the following terms and conditions (whenever the words "Identical to ARTICLE VII" appear next to a subject heading or paragraph(s) thereof, they shall be taken to mean (i) that the entire contents of the particular heading or paragraph(s) thereof, as the case may be, are identical to the corresponding provisions pertaining to "Series A Preferred Stock" set forth in ARTICLE VII hereof, except that each reference therein to "Series A Preferred Stock" is changed to "Second Series A Preferred Stock," and (ii)
that such   corresponding provisions of ARTICLE VII, with each reference therein to "Series A Preferred Stock" changed to "Second Series A Preferred Stock," are incorporated herein verbatim by reference):

DIVIDENDS:     All provisions are Identical to ARTICLE VII.
REDEMPTION:    All provisions are Identical to ARTICLE VII.
LIQUIDATION:   All provisions are Identical to ARTICLE VII.
CONVERSION:    Paragraphs 1, 2, 3, 4, 5 and 6 pertaining to
               CONVERSION are Identical to ARTICLE VII.

     7. No adjustment shall be made in the Basic Conversion Rates, hereinabove specified, or in any Adjusted Conversion Rate which may be in effect at any time if the Corporation shall (i) issue or sell any shares of its Common Stock or securities convertible into Common Stock to the public for cash or to the public or others in consideration for the acquisition by
the Corporation or any of its subsidiaries of all or a portion of the   stock
or assets of any corporation, partnership, or proprietorship, for the business purposes of the Corporation, or (ii) issue or sell any rights to purchase shares of its Common Stock to the then holders of its Common Stock if, at the same time, similar rights are offered to the then holders of the Second Series A Preferred Stock in such a manner that each of them receives the same rights to purchase shares of Common Stock that he would have received if he had converted his shares of Second Series A Preferred Stock into Common Stock immediately prior to the time such rights were issued, or
(iii) issue or sell any shares of its Common Stock to the holders of the warrants outstanding on February 16, 1968, which warrants provided for the sale and purchase of 350,000 shares of Common Stock, or (iv) issue any shares of its Common Stock to the holders of the options outstanding on February 16, 1968, which options provided for the sale and purchase of 42,500 shares of Common Stock, or (v) issue any shares of its Common Stock pursuant to its Incentive Bonus Plan initially approved by the stockholders on April 28, 1966, or (vi) issue any shares of its Common Stock upon the exercise of rights, warrants or options, the execution of stock purchase contracts, or the conversion of convertible securities if, at the time such rights, warrants or options were issued, such stock purchase contracts entered into, or such convertible securities were issued the conversion rates then in effect were adjusted, in the manner hereinafter described in paragraph 8 or if, at that time, no adjustments in conversion rates were required by the provisions of paragraph 8.

     Paragraph 8 and subparagraphs A through I thereunder, inclusive, pertaining to CONVERSION are Identical to ARTICLE VII.

MISCELLANEOUS:  All provisions are Identical to ARTICLE VII.


                                 ARTICLE IX.

     The third series of Preferred Stock, consisting of 80,000 shares, is designated as "Third Series A Preferred Stock." Said series, in addition to the common characteristics described in section D of ARTICLE III, is issued subject to the following terms and conditions (whenever the words "Identical to ARTICLE VII" appear next to a subject heading or paragraph(s) thereof, they shall be taken to mean (i) that the entire contents of the particular heading or paragraph(s) thereof, as the case may be, are identical to the corresponding provisions pertaining to "Series A Preferred Stock" set forth in ARTICLE VII hereof, except that each reference therein to "Series A Preferred Stock" is changed to "Third Series A Preferred Stock," and (ii)
that such   corresponding provisions of ARTICLE VII, with each reference therein to "Series A Preferred Stock" changed to "Third Series A Preferred Stock," are incorporated herein verbatim by reference):


DIVIDENDS:     All provisions are Identical to ARTICLE VII.
REDEMPTION:    All provisions are Identical to ARTICLE VII.
LIQUIDATION:   All provisions are Identical to ARTICLE VII.
CONVERSION:    Paragraphs 1, 2, 3, 4, 5 and 6 pertaining to
               CONVERSION are identical to ARTICLE VII.


     7. No adjustment shall be made in the Basic Conversion Rates, hereinabove specified, or in any Adjusted Conversion Rate which may be in effect at any time if the Corporation shall (i) issue or sell any shares of its Common Stock or securities convertible into Common Stock to the public for cash or to the public or others in consideration for the acquisition by the Corporation or any of its subsidiaries of all or a portion of the stock or assets of any corporation, partnership, or proprietorship, for the business purposes of the Corporation, or (ii) issue or sell any rights to purchase shares of its Common Stock to the then holders of its Common Stock if, at the same time, similar rights are offered to the then holders of the Third Series A Preferred Stock in such a manner that each of them receives the same rights to purchase shares of Common Stock that he would have received if he had converted his shares of Third Series A Preferred Stock into Common Stock immediately prior to the time such rights were issued, or
(iii) issue or sell any shares of its Common Stock to the holders of the warrants outstanding on October 2, 1968, which warrants provided for the sale and purchase of 350,000 shares of Common Stock, or (iv) issue any shares of its Common Stock to the holders of the options outstanding on October 2, 1968, which options provided for the sale and purchase of 38,875 shares of Common Stock, or (v) issue any shares of its Common Stock pursuant to its Incentive Bonus Plan initially approved by; the stockholders on April 28, 1966, or (vi) issue any shares of its Common Stock upon the exercise of rights, warrants or options, the execution of stock purchase contracts, or the conversion of convertible securities if, at the time such rights, warrants or options were issued, such stock purchase contracts entered into, or such convertible securities were issued the conversion rates then in effect were adjusted, in the manner hereinafter described in paragraph 8 or if, at that time, no adjustments in conversion rates were required by the provisions of paragraph 8.

     Paragraph 8 and subparagraphs A through I thereunder, inclusive, pertaining to CONVERSION are identical to ARTICLE VII.

MISCELLANEOUS: All provisions are Identical to ARTICLE VII.

                                 ARTICLE X.

A. Higher Vote for Certain Business Combinations. In addition to any affirmative vote of holders of a class or series of capital stock of the Corporation required by law or these Articles, and except as otherwise expressly provided in Section B of this Article X, a Business Combination (as hereinafter defined) with or upon a proposal by a Related Person (as hereinafter defined) shall require the affirmative vote of the holders of at least eighty percent (80%) of the voting power of the voting stock of the Corporation, voting together as a single class.

B.   When Higher Vote Is Not Required.  The provisions of Section  A of this
Article X shall not be applicable to a particular Business Combination and such Business Combination shall require only such affirmative vote as is required by law and other provisions of the Articles or the Bylaws of the Corporation, if all of the conditions specified in any one of the following Paragraphs (1), (2) or (3) are met:

     1. Approval by Directors. The Business Combination has been approved by a vote of a majority of directors, which includes a majority of all the Continuing Directors (as hereinafter defined); or

     2. Combination with Subsidiary. The Business Combination is solely between the Corporation and a subsidiary of the Corporation; or

     3. Price Conditions and Procedures. All of the following conditions have been met:

          a. Such holders shall receive the aggregate amount of (i) cash and (ii) fair market value (as of the date of the consummation of the Business Combination) of consideration other than cash, per share of Common or Preferred in such Business Combination by holders thereof at least equal to the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid by the Related Person for any shares of such class or series of stock acquired by it; provided, that if the highest preferential amount per share of a series of Preferred Stock to which the holders thereof would be entitled in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Corporation (regardless of whether the Business Combination to be consummated constitutes such an event) is greater than such aggregate amount, holders of such series of Preferred Stock shall receive an amount for each such share at least equal to the highest preferential amount applicable to such series of Preferred Stock.

          b. The consideration to be received by holders of a particular class or series of outstanding Common or Preferred Stock shall be in cash or in the same form as the Related Person has previously paid for shares of such class or series of stock. If the Related Person has paid for shares of any class or series of stock with varying forms of consideration, the form of consideration given for such class or series of stock in the Business Combination shall be either cash or the form used to acquire the largest number of shares of such class or series of stock previously acquired by it.

          c.   No Extraordinary Event (as hereinafter defined) occurs after
the Related Person has become a Related Person and   prior to the
consummation of the Business Combination.

          d.   A proxy or information statement describing the   proposed
Business Combination and complying with the requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder (or any subsequent provisions replacing such Act, rules or regulations) is mailed to public stockholders of the Corporation at least 30 days prior to the consummation of such Business Combination (whether or not such proxy or information statement is required pursuant to such Act or subsequent provisions).

C.   Certain Definitions.   For purposes of this Article X:

     1. A "person" shall mean any individual, firm, corporation or other entity, or a group of "persons" acting or agreeing to act in the manner set forth in Rule 13d-5 under the Securities Exchange Act of 1934, as in effect on January 1, 1984.

     2.   The term "Business Combination" shall mean any of the   following
transactions, when entered into by the Corporation, or a subsidiary of the Corporation, with, or upon a proposal by, a Related Person:

          a. the merger or consolidation of the Corporation, or any subsidiary of the Corporation; or

          b. the sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one or a series of transactions) of any assets of the Corporation or any subsidiary of the Corporation having an aggregate fair market value of $5,000,000 or more; or

          c. the issuance or transfer by the Corporation or any subsidiary of the Corporation (in one or a series of transactions) of securities of the Corporation or that subsidiary having an aggregate fair market value of $5,000,000 or more; or

          d. the adoption of a plan or proposal for the liquidation or dissolution of the Corporation; or

          e. the reclassification of securities (including a reverse stock split), recapitalization, consolidation or any other transaction (whether or not involving a Related Person) which has the direct or indirect effect of increasing the voting power, whether or not then exercisable, of a Related Person in any class or series of capital stock of the Corporation or any subsidiary of the Corporation; or

          f. any agreement, contract or other arrangement providing directly or indirectly for any of the foregoing.

     3. The term "Related Person" shall mean any person (other than the Corporation, a subsidiary of the Corporation or any profit sharing, employee stock ownership or other employee benefit plan of the Corporation or a subsidiary of the Corporation or any trustee of or fiduciary with respect to any such plan acting in such capacity) that is the direct or indirect beneficial owner (as defined in Rule 13d-3 and Rule 13d- 5 under the Securities Exchange Act of 1934, as in effect on January 1, 1984) of five percent (5%) or more than five percent (5%) of the outstanding capital stock of the Corporation entitled to vote for the election of directors, and any Affiliate or Associate of any such person.

     4. The term "Continuing Director" shall mean any member of the Board of Directors who is not affiliated with a Related Person and who was a member of the Board of Directors immediately prior to the time that the Related Person became a Related Person, and any person who is not affiliated with the Related Person and is recommended to be a Continuing Director by a majority of Continuing Directors who are then members of the Board of Directors.

     5. "Affiliate" and "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 under the Securities Exchange Act of 1934, as in effect on January 1, 1984.

     6.   The term "Extraordinary Event" shall mean, as to any   Business
Combination and Related Person, any of the following events that is not approved by a majority of all Continuing Directors:

          a. any failure to declare and pay at the regular date therefor any full quarterly dividend (whether or not cumulative) on outstanding Preferred Stock; or

          b. any reduction in the annual rate of dividends paid on the Common Stock (except as necessary to reflect any subdivision of the Common Stock); or

          c. any failure to increase the annual rate of dividends paid on the Common Stock as necessary to reflect any reclassification (including any reverse stock split), recapitalization, reorganization or any similar transaction that has the effect of reducing the number of outstanding shares of the Common Stock; or

          d. the receipt by the Related Person, after such Related Person has become a Related Person, of a direct or indirect benefit (except proportionately as a shareholder) from any loans, advances, guarantees, pledges or other financial assistance or any tax credits or other tax advantages provided by the Corporation or any subsidiary of the Corporation, whether in anticipation of or in connection with the Business Combination or otherwise.

     7.   A majority of the Continuing Directors shall have the power to make
all determinations with respect to this Article   X, including, without
limitation, determining the transactions that are Business Combinations, the persons who are Related Persons, the time at which a Related Person became a Related Person, and the fair market value of any assets, securities or other property, and any such determinations of such Continuing Directors shall be conclusive and binding.

D. No Effect on Fiduciary Obligations of Related Persons. Nothing contained in this Article X shall be construed to relieve any Related Person from any fiduciary obligation imposed by law.

E. Amendment or Repeal. The affirmative vote of the holders of not less than eighty percent (80%) of the total voting power of the voting stock of the Corporation, voting together as a single class, shall be required in order to amend or repeal this Article X or adopt any provision inconsistent with this Article X.


                                 ARTICLE XI.

A. The power to adopt, alter, amend or repeal Bylaws shall be vested in the Board of Directors, which may take such action by the vote of a majority of the directors present and voting at a meeting where a quorum is present, provided that if, as of the date such action shall occur, there is a Related Person as defined in this Article XI of the Articles of Incorporation, such majority shall include a majority of the Continuing Directors as defined in this Article XI of the Articles of Incorporation; the stockholders, by the affirmative vote of the holders of not less than four-fifths (80%) of the voting power of all of the then outstanding shares of capital stock of the Corporation entitled to vote generally in the election of directors, may adopt new Bylaws, or alter, amend or repeal Bylaws adopted by either the stockholders or the Board of Directors. In addition, the stockholders may prescribe by the affirmative vote of the holders of not less than four-fifths (80%) of the voting power of all of the then outstanding shares of capital stock of the Corporation entitled to vote generally in the election of directors that any Bylaw made by them shall not be altered, amended or repealed by the Board of Directors.

B. This Article shall not be amended, modified or repealed except by the affirmative vote of the holders of not less than four-fifths (80%) of the voting power of all of the then outstanding shares of capital stock of the Corporation then entitled to vote generally in the election of directors.

C.   Certain Definitions.   For purposes of this Article XI:

     1. A "person" shall mean any individual, firm, corporation or other entity, or a group of "persons" acting or agreeing to get together in the manner set forth in Rule 13d-5 under the Securities Exchange Act of 1934, as in effect on January 1, 1984.

     2. The term "Related Person" shall mean any person (other than the Corporation, a subsidiary of the Corporation or any profit sharing, employee stock ownership or other employee benefit plan of the Corporation or a subsidiary of the Corporation or any trustee of or fiduciary with respect to any such plan acting in such capacity) that is the direct or indirect beneficial owner (as defined in Rule 13d-3 and Rule 13d-5 under the Securities Exchange Act of 1934, as in effect on January 1, 1984) of five percent (5%) or more than five percent (5%) of the outstanding capital stock of the Corporation entitled to vote for the election of directors, and any Affiliate or Associate of any such person.

     3. The term "Continuing Director" shall mean any member of the Board of Directors who is not affiliated with a Related Person and who was a member of the Board of Directors immediately prior to the time that the Related Person became a Related Person, and any successor to a Continuing Director who is not affiliated with the Related Persons and is recommended to succeed a Continuing Director by a majority of Continuing Directors who are then members of the Board of Directors.

     4. "Affiliate" and "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 under the Securities Exchange Act of 1934, as in effect on January 1, 1984.


                                ARTICLE XII.

A. A seventh series of Preferred Stock, par value $10.00 per share, is created as follows:

     Section 1. Designation and Amount. The shares of such series shall be designated as "Series E Participating Preferred Stock," and the number of shares constituting such series shall be 300,000. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Series E Participating Preferred Stock to a number less than that of the shares then outstanding plus the number of shares issuable upon exercise of outstanding rights, options or warrants or upon conversion of outstanding securities issued by the Corporation.

     Section 2.  Dividends and Distributions.

     (A) The holders of shares of Series E Participating Preferred Stock in preference to the holders of shares of Common Stock, par value $1.00 per share (the "Common Stock"), of the Corporation and any other junior stock, shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the first day of January, April, July and October in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series E Participating Preferred Stock in an amount per share (rounded to the nearest cent) equal to the greater of (a) $1.00, or (b) subject to the provision for adjustment hereinafter set forth, 100 times the aggregate per share amount of all cash dividends, and 100 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock, since the immediately preceding Quarterly Dividend Payment Date, or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series E Participating Preferred Stock. In the event the Corporation shall at any time after August 8, 1988 (the "Rights Declaration Date") (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the amount to which holders of shares of Series E Participating Preferred Stock were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     (B) The Corporation shall declare a dividend or distribution on the Series E Participating Preferred Stock as provided in paragraph (A) above immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $1.00 per share on the Series E Participating Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

     (C) Dividends shall begin to accrue and be cumulative on outstanding shares of Series E Participating Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares of Series E Participating Preferred Stock unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series E Participating Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Series E Participating Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by- share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Series E Participating Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be no more than 30 days prior to the date fixed for the payment thereof.

     Section 3.  Certain Restrictions.

     (A) Whenever quarterly dividends or other dividends or distributions payable on the Series E Participating Preferred Stock as provided in Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series E Participating Preferred Stock outstanding shall have been paid in full, the Corporation shall not

          (i) declare or pay dividends on, make any other distributions on, or redeem or purchase or otherwise acquire for consideration any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series E Participating Preferred Stock;

          (ii) declare or pay dividends on or make any other distributions on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series E Participating Preferred Stock except dividends paid ratably on the Series E Participating Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

          (iii) redeem or purchase or otherwise acquire for consideration shares of any stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series E Participating Preferred Stock provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such parity stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series E Participating Preferred Stock; or

          (iv) purchase or otherwise acquire for consideration any shares of Series E Participating Preferred Stock or any shares of stock ranking on a parity with the Series E Participating Preferred Stock except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

     (B) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under paragraph (A) of this Section 3, purchase or otherwise acquire such shares at such time and in such manner.

     Section 4.  Liquidation, Dissolution or Winding Up.

     (A) Upon any liquidation (voluntary or otherwise), dissolution or winding up of the Corporation, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series E Participating Preferred Stock unless, prior thereto, the holders of shares of Series E Participating Preferred Stock shall have received per 1/100 share thereof, the greater of the issuance price thereof or the payment made per share of Common Stock, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment (the "Series E Liquidation Preference"). Following the payment of the full amount of the Series E Liquidation Preference, no additional distributions shall be made to the holders of shares of Series E Participating Preferred Stock unless, prior thereto, the holders of shares of Common Stock shall have received an amount per share (the "Common Adjustment") equal to the quotient obtained by dividing (i) the Series E Liquidation Preference by (ii) 100 (as appropriately adjusted as set forth in subparagraph C below to reflect such events as stock splits, stock dividends and recapitalizations with respect to the Common Stock) (such number in clause (ii), the "Adjustment Number"). Following the payment of the full amount of the Series E Liquidation Preference and the Common Adjustment in respect to all outstanding shares of Series E Participating Preferred Stock and Common Stock, respectively, holders of Series E Participating Preferred Stock and holders of shares of Common Stock shall receive their ratable and proportionate share of the remaining assets to be distributed in the ratio of the Adjustment Number to 1 with respect to such Preferred Stock and Common Stock, on a per share basis, respectively.

     (B) In the event there are not sufficient assets available to permit payment in full of the Series E Liquidation Preference and the liquidation preferences of all other series of Preferred Stock, if any, which rank on a parity with the Series E Participating Preferred Stock then such remaining assets shall be distributed ratably to the holders of such parity shares in proportion to their respective liquidation preferences. In the event there are not sufficient assets available to permit payment in full of the Common Adjustment, then such remaining assets shall be distributed ratably to the holders of Common Stock.

     (C) In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the Adjustment Number in effect immediately prior to such event shall be adjusted by multiplying such Adjustment Number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     Section 5. Consolidation, Merger, etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case the shares of Series E Participating Preferred Stock shall at the same time be similarly exchanged or changed in an amount per share (subject to the provision for adjustment hereinafter set forth) equal to 100 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series E Participating Preferred Stock shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that are outstanding immediately prior to such event.

     Section 6. Redemption. The shares of Series E Participating Preferred Stock shall not be redeemable.

     Section 7. Ranking. The Series E Participating Preferred Stock shall rank on a parity with all other series of the Corporation's Preferred Stock as to the payment of dividends and the distribution of assets.

     Section 8. Amendment. The Articles of Incorporation of the Corporation shall not be further amended in any manner which would materially alter or change the powers, preferences or special rights of the Series E Participating Preferred Stock so as to affect them adversely without the affirmative vote of the holders of a majority or more of the outstanding shares of Series E Participating Preferred Stock voting separately as a class.

     Section 9. Fractional Shares. Series E Participating Preferred Stock may be issued in fractions of a share which shall entitle the holder in proportion to such holders' fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series E Participating Preferred Stock.


                                ARTICLE XIII.

     Except as otherwise provided under Article V, Article X and Article XI, these Articles of Incorporation may be amended by the affirmative vote of a majority of all votes entitled to be cast by each voting group of the Corporation entitled to vote on the amendment at a meeting at which a quorum of each voting group exists.

                                                               Exhibit 3

                                   BYLAWS

                                     OF

                         FIRST VIRGINIA BANKS, INC.


                                  ARTICLE I

                           MEETING OF STOCKHOLDERS

     Section 1. Annual Meetings. The annual meeting of the stockholders for the election of directors and for the transaction of such other business as may properly come before the meeting shall be held on such date each year that shall be established by the board of directors; however, if no such date is established, then the annual meeting shall be on the fourth Wednesday in April each year, if not a legal holiday, and if so, then on the next succeeding business day.

     Section 2. Special Meetings. Except as provided in Article II, Section 4 of these bylaws, special meetings of the stockholders shall be called by the president or secretary only at the written request of a majority of the directors, provided that, if as of the date of the request for such special meeting there is a Related Person as defined in Article X of the Articles of Incorporation, such majority shall include a majority of the Continuing Directors, as defined in Article X of the Articles of Incorporation or by the holders of four-fifths (80%) of the voting power of all of the then outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors. The request shall state the purpose or purposes for which the meeting is to be called. The notice of every special meeting of stockholders shall state the purpose for which it is called.

     Section 3. Hour and Place of Meeting. All meetings of the stockholders may be held at such hour and place within or without the State of Virginia as may be provided in the notice of meeting.

     Section 4. Notice of Meetings. Written notice of the annual and of any special meeting of the stockholders shall be given not less than ten days nor more than sixty days before the meeting (except as a different time is specified by law), by or at the direction of the board of directors or the person calling the meeting, to each holder of record of shares of the corporation entitled to vote at the meeting, in person or by mail sent to the address recorded on the stock transfer books of the corporation on the date mailed, unless otherwise required by law. If any stockholder shall fail or decline to furnish mailing address, then such notice need not be sent to him unless required by law. All such notices should state the day, hour, place and purpose(s) of the meeting, and the matters to be considered.

     Section 5. Voting List. A complete list of the stockholders entitled to vote at any meeting or any adjournment thereof, with the address of and number of shares held by each on the record date, shall, for a period of ten days prior to such meeting, be kept on file at the registered office or principal place of business of the corporation or at the office of the transfer agent or registrar and shall be subject to inspection by any stockholder at any time during usual business hours except as such right of inspection may be subject to limitations prescribed by law. Such list shall also be produced and kept open at the time and place of the meeting and shall be open to inspection by any stockholder during the whole time of the meeting. Whenever the production or exhibition of any voting list, or of the stock transfer books of the corporation, shall be required by law, the production of a copy thereof certified correct by the transfer agent shall be deemed to be substantial compliance with such requirement.

     Section 6. Quorum. A majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. Once a quorum has been duly convened, the quorum shall not be deemed broken by the departure of any stockholder or holder of a proxy. In the absence of a quorum, the stockholders present in person or by proxy, by majority vote and without notice other than by announcement at the meeting, may adjourn the meeting from time to time until a quorum shall be present. At any such adjourned meeting at which a quorum shall be present, any business may be transacted which could have been transacted at the meeting as originally called.

     Section 7. Organization. At all meetings of the stockholders, the chairman of the board, or in his absence the vice chairmen, in the order of their appointment, or in their absence the president, or in the absence of all of them a person chosen by a majority of the stockholders represented in person or by proxy and entitled to vote at the meeting shall preside as chairman of the meeting. The secretary of the corporation, or in his absence or if he be appointed chairman of the meeting, an assistant secretary shall act as secretary at all meetings of the stockholders; but if neither the secretary nor any assistant secretary be present and able to act as such, the chairman may appoint any person to act as secretary of the meeting.

     Section 8. Conduct of Meetings. Parliamentary rules as formulated by Cushman, Robert's or Sturgis' Manual shall govern the conduct of all meetings of the stockholders upon verbal announcement thereof by the chairman, except that where such rules conflict with the provisions of these bylaws, the statutes of Virginia, or the Articles of Incorporation, the provisions of the said bylaws, statutes or Articles shall prevail. The chairman of all meetings of the stockholders may announce from time to time such rules and guidelines for the conduct of business as he may determine in his discretion.

     Section 9. Voting. Except as otherwise provided by law or by Articles of Serial Designation with respect to any class or classes of preferred stock outstanding, each stockholder shall be entitled to one vote for each share of stock held by him and registered in his name on the books of the corporation on the date fixed by the resolution of the board of directors as the record date for the determination of the stockholders entitled to notice of and to vote at such meeting as more fully set forth elsewhere in these bylaws. Such vote may be given in person or by proxy appointed by an instrument in writing executed by a stockholder or his duly authorized attorney, and delivered to the secretary of the meeting. No proxy shall be valid after eleven months from its date, unless otherwise provided therein. If a quorum is present, the affirmative vote of a majority of the shares represented at the meeting and entitled to vote on the subject matter shall be the act of the stock-holders, except when a larger vote or a vote by class is required by the Articles of Incorporation, any other provision of these bylaws or the laws of the state of Virginia and except that in elections of directors those receiving the greatest number of votes shall be deemed elected even though not receiving a majority.

     Section 10. Counting of Votes. The chairman shall appoint three tellers to count the vote respecting the election of directors and any other questions put to vote, whether such vote is by written ballot or by a show of hands or by viva voce', and at least two out of three tellers shall certify in writing the results of any such voting. Written ballots shall not be required unless first decided upon by the chairman on matters to be brought before the stockholders and a teller may but need not be, a stockholder of the corporation.

                                 ARTICLE II

                             BOARD OF DIRECTORS

     Section 1. General Powers. The business and affairs of the corporation shall be managed by the board of directors subject to any requirement of stockholder action.

     Section 2.  Number.  The number of directors shall be fifteen (15).

     Section 3. Terms of Directors. A person up for election shall be elected to serve a term of three years and shall not be eligible to stand for election or re-election if on the date of the stockholders' meeting at which he is to be elected or re-elected, he has then reached the age of 72 years, except that if any such person shall have been duly appointed as chairman of the corporation or of a member bank at any time prior to the date that he reaches the age of 72 years, he shall be eligible to continue to stand for election as a director thereafter; provided, however, that he shall not in any case be eligible to stand for such election beyond the date that he reaches the age of 75.
     Further, except as provided above, when a director shall reach the age of 72 during such term, he shall resign from the board of directors effective on the day preceding the next succeeding annual meeting of the stockholders at which such director's term expires. If any such director shall become ill and unable to perform his duties as a director, he shall resign from the board of directors effective on the day of the next succeeding meeting of the board of directors or the date set forth in the notice of resignation, whichever is earlier.

     Section 4. Vacancies. Any vacancy on the board of directors for any cause, except a vacancy created by an increase by more than two in the number of directors, may be filled for the unexpired portion of the term by a majority vote of all of the remaining directors, though less than a quorum, given at a regular meeting or at a special meeting called for that purpose. In case the entire board shall die or resign, any stockholder may call a spe-cial meeting of the stockholders upon notice as hereinbefore provided for meetings of the stockholders, at which special meeting the directors for the unexpired portion of the term may be elected.

     Section 5. Fees. Directors, as such, shall not receive any stated salary for their services, but, by resolution of the board of directors, a fixed sum and expenses of attendance, if any, may be allowed for attendance at each regular or special meeting of the board or any meeting of any committee. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

     Section 6. Senior Advisory Board. There shall be a senior advisory board which shall consist of such directors of the corporation as shall resign from the board of directors hereafter at or after reaching the age of 72 or as shall resign because of poor health and who request to transfer to it. The members of such board shall serve at the pleasure of the corporation's board of directors and shall be subject to reappointment from year to year by said board of directors, but not more than three years from the date first elected to such senior advisory board. Members of the senior advisory board shall receive notice of and be entitled to attend all meetings of the corporation's regular board of directors and shall receive the same fees and expenses as are paid to members of the board of directors, but will not be entitled to vote at such meetings.

     Section 7. Stock Ownership of Directors. Every director shall be the owner in his sole name and have in his personal possession or control stock of the corporation having a par value of not less than One Thousand Dollars ($1,000). Such stock must be unpledged and unencumbered at the time such director becomes a director and during the whole of his term as such. Any director violating the provisions of this section shall immediately vacate his office.


                                 ARTICLE III

                             DIRECTORS' MEETINGS

     Section 1. Regular Meetings. Regular meetings of the board of directors shall be held without other notice than this bylaw immediately after, and at the same place as, the annual meeting of stockholders. Additional regular meetings shall be held at least monthly. The board of directors may provide by resolution the time and place, either within or without this state, for the holding of additional regular meetings without other notice than such resolution.

     Section 2. Special Meetings. Special meetings of the board of directors shall be held whenever called by the chairman of the board, by the president, or by any two of the directors. Notice of each such meeting shall be mailed to each director, addressed to his residence or usual place of business, at least three days before the day on which the meeting is to be held, or shall be sent to such place by telegraph or mailgram, or be delivered personally or by telephone, not later than the day before the day on which the meeting is to be held. Neither the business to be transacted at, nor the purpose of, any special meeting need be specified in the notice or waiver of notice of such meeting.

     Section 3. Organization. At all meetings of the board of directors, the chairman, or in his absence the vice chairmen in the order of their appointment, or in their absence, the president (or in his absence the executive vice president if a member of the board), or, in the absence of all of them, any director selected by the board of directors shall act as chair-man; and the secretary of the corporation, or, in his absence or if he be elected chairman of the meeting, an assistant secretary, shall act as secretary; but if neither the secretary nor any assistant secretary be present and able to act as such, the chairman may appoint any person present to act as secretary of the meeting.

     Section 4. Quorum and Manner of Acting. Unless otherwise provided by law or the Articles of Incorporation, a majority of the number of directors fixed by the bylaws at the time of any regular or special meeting shall constitute a quorum for the transaction of business at such meeting, and the act of a majority of the directors present at any such meeting at which a quorum is present shall be the act of the board of directors. In the absence of a quorum, a majority of those present may adjourn the meeting from time to time until a quorum be had. Notice of any such adjourned meeting need not be given.

     Section 5. Order of Business. At all meetings of the board of directors business may be transacted in such order as from time to time the board may determine.

     Section 6. Action Without a Meeting. Any action which is required to be taken at a meeting of the directors or of a director's committee may be taken without a meeting if a consent in writing, setting forth the action so to be taken, shall be signed either before or after such action by all of the directors or by all of the members of the committee, as the case may be, and such consent is filed in the minute book of the proceedings of the board or committee. Such consent shall have the same force and effect as a unanimous vote.

     Section 7. Telephone Meetings. Members of the board of directors or any committee designated thereby may participate in a meeting of such board or committee by means of conference telephone or similar communications equipment whereby all persons participating in the meeting can hear each other, and a written record can be made of the action taken at the meeting.


                                 ARTICLE IV

                           COMMITTEES OF THE BOARD

     Section 1. Executive Committee. The board of directors, by a resolution adopted by a majority of the number of directors, may designate three or more directors, to include the chairman, the vice chairmen, if one or more be appointed, and the president, to constitute an executive committee. Members of the executive committee shall serve until removed, until their successors are designated or until the executive committee is dissolved by the board of directors. All vacancies which may occur in the executive committee shall be filled by the board of directors. The executive committee, when the board of directors is not in session, may exercise all of the powers of the board of directors except to approve an amendment to the Articles of Incorporation, these bylaws, a plan of merger or consolidation, a plan of exchange under which the corporation would be acquired, the sale, lease or exchange, or the mortgage or pledge for a consideration other than money, of all, or substantially all, the property and assets of the corporation otherwise than in the usual and regular course of its business, the voluntary dissolution of the corporation, or revocation of voluntary dissolution proceedings, and may authorize the seal of the corporation to be affixed as required. The executive committee may make its own rules for the holding and conduct of its meetings (except that at least two members of the committee shall be necessary to constitute a quorum), the notice thereof required and the keeping of its records, and shall report all of its actions to the board of directors.

     Section 2. Management Compensation and Benefits Committee. The board of directors shall, by resolution, appoint a Management Compensation and Benefits Committee that shall be comprised entirely of "outside directors" as that term is defined under proposed Item 402(j)(2) of Regulation S-K of the Securities and Exchange Commission; that is, "directors who do not have employment or consulting arrangements with the corporation or its affiliates and who are not employed by an entity that has an employee of the corporation serving as a member of a committee which establishes that entity's compensation policy." (If, in the final SEC rules, Item 402(j)(2) of the SEC's Regulation S-K includes a different definition of "outside directors" than that described above, then these Bylaws will follow the definition as stated in the final rules, as amended from time to time.) Such committee shall fix its own rules and procedures and shall meet at least once each year. The committee shall have the authority to establish the level of compensation (including bonuses) and benefits of management of the corporation. Such committee shall also have all of the authority vested under any stock option or other equity-based compensation plan of the corporation including but not limited to the authority to grant stock options, stock appreciation rights, restricted or phantom stock, etc. to the corporation's management.

     Section 3. Public Policy Committee. The board of directors shall, by resolution, appoint not less than three nor more than six of its members to constitute a public policy committee. The board shall likewise designate the chairman of the committee. In addition, the chairman of the board shall be an ex-officio member of the public policy committee and shall be entitled to vote on all matters coming before the committee.
     The committee shall recommend to the board of directors the total amount of funds to be allocated each calendar year for charitable contributions to be made by the corporation. The committee shall have authority to approve contributions by the corporation within the dollar limits set by the approved annual budget and may delegate some or all of its authority for final approval to the chief executive officer provided that all contributions approved by the chief executive officer are subsequently reported to the committee for review. The committee shall exercise general supervision over the corporation's matching gifts program and shall have authority to add and/or delete those colleges and universities eligible for inclusion in the program. The committee shall monitor on an ongoing basis the programs developed for compliance with the Community Reinvestment Act as well as Title VII of the Civil Rights Act of 1964 (Equal Employment Opportunity) and as a result may make recommendations to the chief executive officer in respect thereto. The committee shall perform such other duties and functions as shall be assigned to said committee from time to time by the board of directors. The chairman of the committee shall report regularly to the board of directors on the results of its meetings. The committee shall meet quarterly except that it may additionally meet on call of its chairman as may be necessary.

     Section 4. Audit Committee. The Board of Directors shall appoint an Audit Committee that shall be comprised entirely of directors who meet the standard of independence set forth by the New York Stock Exchange for audit committees of listed companies. Such committee shall be comprised of a minimum of three members and shall fix its own rules and procedures. The committee shall meet at least quarterly. The committee shall review the following: (1) with the independent public accountant and management, the financial statements and the scope of the corporation's audit; (2) with the independent public accountant and management, the adequacy of the corporation's system of internal procedures and controls, including the resolution of material weaknesses; (3) with the corporation's internal auditors, the activities and performance of the internal auditors; (4) with management and the independent accountant, compliance with laws and regulations; (5) with management, the selection and termination of the independent public accountant and any significant disagreements between the independent public accountant and management; and (6) the nonaudit services of the corporation's independent public accountant. The committee, when so delegated by a member bank, shall perform such audit committee functions for such bank as are requested by the bank to fulfill its requirements under
Section 36 of the Federal Deposit Insurance Act and under the regulations and guidelines adopted by the FDIC to implement Section 36. The committee shall also review any other matters concerning auditing and accounting as it deems necessary and appropriate. The committee, at its discretion, may retain counsel without prior permission of the Board or management.

     Section 5. Other Committees. Other committees with limited authority may be designated by a resolution adopted by a majority of the directors present at a meeting at which a quorum is present.

                                  ARTICLE V

                                  OFFICERS

     Section 1. Number. The officers of the corporation may be a chairman of the board, a president, one or more vice chairmen (who also may serve as a consultant and advisor to the board but not as a full-time employee of the corporation or any of its affiliates), one or more executive vice presidents, one or more vice presidents (any one or more of whom may be designated as senior vice presidents), a secretary, and a treasurer. At the discretion of the board of directors, there may be one or more assistant vice presidents, assistant secretaries, and assistant treasurers; a general counsel and one or more assistant general counsel and assistant counsel; a general auditor, one or more assistant general auditors and audit managers, an electronic data processing auditor, and a trust auditor; a communications officer; one or more marketing officers, and such other officer titles designated by the board from time to time. The chairman of the board, the vice chairmen, and the president shall be chosen from members of the board of directors. The same person may hold any two of such offices, except the office of secretary may not be held by any person holding the office of president.

     Section 2. Election, Term of Office and Qualifications. Officers of the corporation shall be chosen annually by the board of directors at its regular meeting immediately following the annual meeting of stockholders, and each officer shall hold office until the next annual meeting of stockholders and until his successor shall have been chosen and qualified or until he shall resign or shall have been removed in the manner hereinafter provided.

     Section 3. Other Officers, Agents and Employees. The board of directors may from time to time appoint such other officers as it may deem necessary, to hold office for such time as may be designated by it or during its pleasure, and may also appoint, from time to time, such agents and employees of the corporation as may be deemed proper, or may authorize any officer to appoint and remove such agents and employees, and may from time to time prescribe the powers and duties of such officers, agents and employees of the corporation in the management of its property and affairs, and may authorize any officer to prescribe the powers and duties of agents and employees.

     Section 4. Vacancies. If any vacancy shall occur among the officers of the corporation, such vacancy shall be filled by the board of directors.

     Section 5. Removal of Officers. Any officer or agent of the corporation may be removed with or without cause at any time by the board of directors or such officer as may be provided in the bylaws. Any person or agent appointed or employed by the corporation otherwise than by the board of directors may be removed with or without cause at any time by any officer having authority to appoint whenever such officer in his absolute discretion shall consider that the best interests of the corporation will be served thereby.

     Section 6. Chairman of the Board. The chairman of the board shall be the chief executive officer of the corporation and subject to the control of the board of directors, shall have general direction of the business affairs and property of the corporation and shall do and perform such other duties as may be prescribed in these bylaws or which may be assigned to him from time to time by the board of directors. The chairman of the board shall preside at all meetings of the board of directors and at all meetings of the stock-holders. He shall prescribe the duties and have general supervision over all other officers, employees and agents of the corporation enumerated in these bylaws or established by resolution of the board of directors or otherwise, and shall have the power to appoint, employ, suspend or remove with or without the advice of the board of directors any such officer, employee or agent unless otherwise specifically provided in these bylaws, and shall fix the salaries of all such officers, employees and agents of the corporation and its subsidiaries within the limits established from time to time by the board of directors. He shall have power to sign all stock certificates, deeds, contracts and other instruments authorized by the board of directors or its executive committee unless other direction is given therefor, and he shall be a member of all standing committees of the board except the account-ing and auditing committee and the management compensation and benefits committee.

     Honorary Chairman of the Board. The board of directors may appoint a former full-time officer who has held the office of chairman of the board of the corporation to the position of honorary chairman of the board and provide such person with a reasonable amount of office space as long as desired by him. If appointed, such person shall act as chairman of the senior advisory board as such body exists from time to time.

     Section 7. Vice Chairmen of the Board. The board of directors may appoint one or more vice chairmen of the board and, if any such officers are appointed, may assign such specific duties to any one of them as it deems necessary and advisable. Such officers may, but need not, be full-time salaried employees of the corporation. Any such full-time vice chairmen shall report to the corporation's chief executive officer and shall perform such duties as such officers may prescribe and assign from time to time.

     Section 8. Succession of Duties. The bylaw duties of the chairman of the board may be exercised and carried out by any vice chairmen when such have been appointed by the board of directors in the absence or disability of the chairman of the board in order of their appointment; if no vice chairmen are so appointed, then the president shall carry out such duties in the absence of the chairman of the board; and in the absence of the president, the executive vice president or any vice president in the order of their election shall carry out all such duties in the absence or disability of the chairman of the board.

     Section 9. President. The president shall be the chief administrative officer of the corporation and as such shall perform such duties as the chairman of the board or the board of directors may prescribe from time to time by resolution or as may be prescribed by these bylaws. He shall exercise all the powers and discharge all the duties of the chairman of the board during the latter's absence or inability to act. He shall have concurrent power with the chairman of the board to sign all deeds, contracts and instruments authorized by the board of directors or its executive committee unless the board otherwise directs, and he may be a member of the standing committees of the board except the accounting and auditing committee when appointed by the board. He shall report to the chairman of the board in carrying out his assignments and in conducting the affairs of his office.

     Section 10. Executive Vice President. The board of directors may elect one or more executive vice presidents and any such person so elected to such office shall perform such duties as the board of directors or the chairman of the board may assign and prescribe from time to time.

     Section 11. Vice Presidents. Each vice president shall have such powers and perform such duties as the board of directors or the chairman may from time to time prescribe, and shall perform such other duties as may be prescribed in these bylaws. Each vice president shall have power to sign all deeds, contracts and instruments authorized by the board of directors or its executive committee unless they otherwise direct. In case of the absence or inability to act of the president, and the executive vice presidents in the order of their appointments, then such vice president as the board of directors may designate for the purpose (but in the absence of such designation then the vice presidents in order of appointment) shall have the powers and discharge the duties of the president.

     Section 12. Secretary. The secretary shall keep the minutes of all meetings of the stockholders, the board of directors and meetings of committees of the board as they are held, in a book or books kept for that purpose. He shall keep in safe custody the seal of the corporation and he may affix such seal to any instrument duly executed on behalf of the corporation. The secretary shall have charge of the certificate books and such other books and papers as the board of directors may direct. He shall attend to the giving and serving of all notices of the corporation, and shall also have such other powers and perform such other duties as pertain to his office, or as from time to time may be assigned to him by the board of directors or the corporation's chief executive officer.

     Section 13. Treasurer. The treasurer shall be the principal financial and accounting officer of the corporation. He shall have charge of the funds, securities, receipts and disbursements of the corporation, and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such banks or other depositaries as the board of directors may from time to time designate. He shall render to the chairman of the board, or to the board of directors, or to the president, whenever any of them shall require him so to do, an account of the financial condition of the corporation and its affiliates and all of his transactions as treasurer. He shall keep correct books of account of all its business and transactions. If required by the board of directors, he shall give a bond in such sum and on such conditions and with such surety as the board of directors may designate, for the faithful performance of the duties of his office and the restoration to the corporation, at the expiration of his term of office, or, in case of his death, resignation or removal from office, of all books, papers, vouchers, money or other property of whatever kind in his possession belonging to the corporation. He shall also have such other powers and perform such other duties as pertain to his office or as from time to time may be assigned to him by the board of directors or the president.

     Section 14. General Counsel. The general counsel, if one be appointed, shall have charge of all litigation of the corporation, and shall keep himself advised of the character and progress of all legal proceedings and claims by and against the corporation or in which it is interested by reason of its ownership and control of other corporations. He shall give to the board of directors reports from time to time on all legal matters affecting the corporation and, when requested, his opinion upon any question affecting the interests of the corporation. He may, with the consent of the chief executive officer, employ on behalf of the corporation special counsel for the handling of any legal matter pertaining to the business of the corporation which he deems necessary and advisable. The general counsel may, but need not be, a full-time salaried officer of the corporation. He shall from time to time consult with the corporation's legal advisory committee on legal matters affecting the corporation and its affiliates.

     Section 15. General Auditor. The general auditor, if one be appointed, shall perform such internal auditing and accounting functions with regard to the member banks and companies as the board of directors or any appropriate committee thereof may from time to time determine, and shall have such additional powers and duties as may be prescribed by these bylaws and as the board of directors or any appropriate committee thereof may from time to time determine, and shall have additional responsibilities and duties in con-nection therewith as may be prescribed by these bylaws, applicable laws and regulations or the board of directors or any appropriate committee thereof. Except as stated, the general auditor and other auditing staff shall be subject to day-to-day administrative direction of the chief executive officer of the corporation and any such officer or employee may be dismissed by the chief executive officer for reasons as may be applied in dismissing any other personnel of the corporation, provided that a report of any such dismissal of internal auditing personnel with the reasons therefor shall be made to the board of directors or its executive committee at the next succeeding meeting thereof. All other officers and personnel appointed or assigned to assist in the internal audit function of the corporation, its member banks and companies, may be assigned such day-to-day duties and responsibilities as may be necessary by the general auditor to carry out the responsibilities of the internal audit function. The office of general auditor may not be held by any person holding other offices in the corporation or its affiliates except with the specific approval of the board of directors.

     Section 16. Assistant Secretary. In the absence or disability of the secretary, the assistant secretary (or if more than one, then the assistant secretary designated by the board of directors or the president for such purpose) shall perform all the duties of the secretary and, when so acting, shall have all the powers of, and be subject to all the restrictions upon, the secretary. Each assistant secretary shall also perform such other duties as from time to time may be assigned to him by the board of directors, the chief executive officer or the secretary.

     Section 17. Assistant Treasurer. In the absence or disability of the treasurer, the assistant treasurer (or if more than one, then the assistant treasurer designated by the board of directors or the chief executive officer for such purpose) shall perform all the duties of the treasurer and, when so acting, shall have all the powers of, and be subject to all restrictions upon, the treasurer. Each assistant treasurer shall also perform such other duties as from time to time may be assigned to him by the board of directors, the chief executive officer or the treasurer.


                                 ARTICLE VI

                                CAPITAL STOCK

     Section 1. Certificates. Certificates representing shares of the capital stock of the corporation shall be in such form as is permitted by law and prescribed by the board of directors or the chief executive officer and shall be signed by the persons authorized to sign the same by the bylaws or specific resolution of the board of directors. Certificates may, but need not be, sealed with the seal of the corporation or a facsimile thereof. The signature of the officers upon such certificates may be facsimiles if the certificate is countersigned by a transfer agent or registered by registrar other than the corporation itself or an employee of the corporation.
     In case any officer who has signed or whose facsimile signature has been placed upon a stock certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer at the date of its issue.

     Section 2. Issue and Registration of Certificates: Transfer Agents and Registrars. Transfer agents and/or registrars for the stock of the corporation may be appointed by the board of directors and may be required to countersign stock certificates. Certificates of stock shall be issued in consecutive order and the certificate books shall be kept at an office of the corporation or at the office of the transfer agent. Certificates shall be numbered and registered in the order in which they are issued. New certificates and, in the case of cancellation, old certificates, shall, before they are delivered, be passed to a registrar if one is appointed by the board of directors, and such registrar shall register the issue or transfer of such certificates. Upon the return of the certificates by the registrar, the new certificates shall be delivered to the person entitled thereto.

     Section 3. Transfer of Stock. The stock of the corporation shall be transferable or assignable on the books of the corporation by the holders in person or by attorney on surrender of the certificates for such shares duly endorsed and, if sought to be transferred by attorney, accompanied by a written power of attorney to have the same transferred on the books of the corporation.

     Section 4. Lost, Destroyed and Mutilated Certificates. Holders of the stock of the corporation shall immediately notify the corporation of any loss, destruction or mutilation of the certificate therefor, and the board of directors may in its discretion, or any officer of the corporation appointed by the board of directors for that purpose may in his discretion, cause one or more new certificates for the same number of shares in the aggregate to be issued to such stockholder upon the surrender of the mutilated certificate or upon satisfactory proof of such loss or destruction and the deposit of a
bond in such form and amount and with such surety    as the board of
directors may require.

     Section 5. Record Date. For the purposes of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the board of directors may fix in advance a date as the record date for any such determination of stockholders, such date in any case to be not more than fifty days prior to the date on which the particular action requiring such determination of stockholders is to be taken. If no record date is fixed for the determination of stockholders entitled to notice of or to vote at a meeting of stockholders, or stockholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the board of directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination
of stockholders.   When a determination of stockholders entitled to vote at
any meeting of stockholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

                                 ARTICLE VII

                  CONTRACTS, LOANS, BANK ACCOUNTS, CHECKS,
                  SECURITIES, ETC.:  AUTHORITY OF OFFICERS

     Section 1. Contracts. The board of directors may authorize any officer or officers, agent or agents to enter any contract or to execute and deliver any instrument on behalf of the Corporation, and such order may be general or confined to specific instances.

     Section 2. Loans. The board of directors may authorize any officer or officers, agent or agents to effect loans and advances at any time for the corporation from any bank, trust company, insurance company, or other institution, or from any person, firm, association, or corporation, and in connection with such loans and advances to make, execute and deliver promissory notes or other evidences of indebtedness of the corporation, and, as security for the payment of any and all loans, advances, indebtedness and liabilities of the corporation, to pledge, hypothecate or transfer any and all stocks, securities and other personal property at any time held by the corporation, and to that end to transfer, endorse, assign and deliver the same in the name of the corporation. Such authority may be general or confined to specific instances, except that any pledge, hypothecation or transfer of the capital stock or assets of any subsidiary corporation shall be authorized only by a specific resolution of the board of directors.

     Section 3. Bank Accounts. All funds of the corporation, not otherwise employed, shall be deposited from time to time to the credit of the corporation in such banks or trust companies or other depositaries as the board of directors may select.

     Section 4. Checks, Securities, Etc. All checks, drafts or orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation, all stock powers, endorsements, assignments, or other instruments for the transfer of securities held by the corporation shall be executed and delivered by, and all such securities shall be voted and proxies for the voting thereof shall be executed and delivered by such officer or officers, agent or agents to whom the board of directors shall delegate the power, and under such conditions and restrictions as they may impose.


                                ARTICLE VIII

                                MISCELLANEOUS

     Section 1. Fiscal Year. The fiscal year of the corporation shall begin on the first day of January and end on the thirty-first day of December in each year.

     Section 2. Dividends. The board of directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law and its Articles of Incorporation.

     Section 3. Corporate Seal. The board of directors shall provide a corporate seal which shall be circular in form and shall have inscribed thereon the name of the corporation, the state of Virginia, and year of incorporation and the words, "Corporate Seal".

                                 ARTICLE IX

                                 EMERGENCIES

     Section 1. Emergency Bylaws. During any emergency resulting from an attack on the United States or any nuclear or atomic disaster, which is declared to be such by an appropriate agency of the state or federal government, these bylaws shall be modified (but only to the extent required by such emergency) as follows:
          a. A meeting of the board of directors may be called by any officer or director by giving at least one hour's notice to such of the directors as it may be feasible to reach at the time and by such means as may be feasible at the time, including publication or radio.
          b. The directors in attendance at the meeting, if not less than three, shall constitute a quorum. To the extent required to constitute a quorum at any meeting of the board of directors, the officers of the corporation who are present shall be deemed, in order of rank and within the same rank in order of seniority, directors for such meeting. For purposes of this bylaw, officers shall rank as follows: chairman of the board, vice chairmen, president, executive vice president, senior vice president, vice president, secretary, treasurer, assistant vice president, assistant secretary, and assistant treasurer. Officers holding similar titles shall rank in the order of their appointment.

     Section 2. Termination of Emergency. Except as provided in this article, the regular bylaws of the corporation shall remain in full force and effect during any emergency, and upon its termination, these emergency bylaws shall cease to be operative.


                                  ARTICLE X

                                 AMENDMENTS

     The board of directors shall have the power to alter, amend or repeal any bylaws of the corporation and to adopt new bylaws; but any bylaws made by the board of directors may be repealed or changed, and new bylaws made, by the stockholders, who may prescribe that any bylaw made by them shall not be altered, amended or repealed by the board of directors.

                                                                 EXHIBIT 11

                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

                                                Year Ended December 31
                                            1993         1992         1991
                                          --------      -------      -------
                                        (In thousands, except per share data)
PRIMARY:

   Average common shares outstanding       32,408       32,144       32,036
   Dilutive effect of stock options           104          108           56
                                         --------      -------      -------
     Total average common shares           32,512       32,252       32,092
                                         ========      =======      =======

   Net income                            $116,024      $97,473      $69,608
   Provision for preferred dividends          (53)         (61)         (71)
                                         --------      -------      -------
     Net income applicable to common
        stock                            $115,971      $97,412      $69,537
                                         ========      =======      =======

     Net income per share of common
        stock                               $3.57        $3.02        $2.17
                                         ========      =======      =======


FULLY DILUTED:

   Average common shares outstanding       32,408       32,144       32,036
   Dilutive effect of stock options           107          113           64
   Conversion of preferred stock              117          133          154
                                         --------      -------      -------
        Total average common shares        32,632       32,390       32,254
                                         ========      =======      =======

   Net income                            $116,024      $97,473      $69,608
                                         ========      =======      =======

     Net income per share of common
        stock                               $3.56        $3.01        $2.16
                                         ========      =======      =======


Years prior to 1992 have been restated to reflect the three-for-two common stock split in July of 1992.

                                                             EXHIBIT 22
                       SUBSIDIARIES OF THE REGISTRANT
                              December 31, 1993
                                                             State of
                                                          Incorporation
                                                          -------------
First Virginia Banks, Inc.                                  Virginia
  Banking Subsidiaries:
    Northern Region:
      First Virginia Bank                                   Virginia
        First General Mortgage Company                      Virginia
        First Virginia Mortgage Company                     Virginia
        First Virginia Commercial Corporation               Virginia
        First Virginia Card Services, Inc.                  Virginia
        First Virginia Credit Services, Inc.                Virginia
      First Virginia Bank-Central Maryland                    Maryland
        C.B. Properties, Inc.                                 Maryland
        C.B. Properties II, Inc.                              Maryland
      First Virginia Bank-Maryland                            Maryland
    Eastern Region:
      First Virginia Bank of Tidewater                      Virginia
      First Virginia Bank-Colonial                          Virginia
      First Virginia Bank-Commonwealth                      Virginia
      First Virginia Bank-Central                           Virginia
      First Virginia Bank-South Hill                        Virginia
    Southwest Region:
      First Virginia Bank-Southwest                         Virginia
      First Virginia Bank-Franklin County                   Virginia
      First Virginia Bank-Southside                         Virginia
      First Virginia Bank-Highlands                         Virginia
      First Virginia Bank-Piedmont                          Virginia
      First Virginia Bank-Clinch Valley                     Virginia
    Shenandoah Valley Region:
      First Virginia Bank-Shenandoah Valley                 Virginia
      First Virginia Bank of Augusta                        Virginia
      First Virginia Bank-Planters                          Virginia
    Tennessee-Western Virginia Region:
      First Virginia Bank-Mountain Empire                   Virginia
      Tri-City Bank and Trust Company                           Tennessee
      Bank of Madisonville                                      Tennessee
      United Southern Bank                                      Tennessee
  Nonbanking Subsidiaries
    First Virginia Insurance Services, Inc.                 Virginia
    First Virginia Services, Inc.                           Virginia
    First Virginia Life Insurance Company                   Virginia
    Springdale Advertising Agency, Inc.                     Virginia
    Northern Operations Center, Inc.                        Virginia
    Southwest Operations Center, Inc.                       Virginia
    Eastern Operations Center, Inc.                         Virginia
    First Virginia Software, Inc.                           Virginia
    United Land Corporation                                   Maryland
    Springdale Temporary Services, Inc.                     Virginia
All of the organizations listed above are 100% owned by First Virginia Banks, Inc. or one of its subsidiary banks.

                                                                  EXHIBIT 24

                       Consent of Independent Auditors

Board of Directors
First Virginia Banks, Inc.

We consent to the incorporation by reference into Registration Statement Number 33-52507 on Form S-4 dated March 4, 1994, Post-effective Amendment
No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994, Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993, Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992, Registration Statement Number 33-31890 on form S-3 dated November 1, 1989, Post-effective Amendment Number 3 to Registration Statement Number 2-67507 on Form S-3 dated January 7, 1988, Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987, Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987, Registration Statement Number 33-15360 on Form S-3 dated June 26, 1987, of our report dated January 13, 1994, with respect to the consolidated financial statements of First Virginia Banks, Inc. included in this Annual Report on Form 10-K for the year ended December 31, 1993.

Washington, D.C.
March 23, 1994