Form 10-Q
period 1994-03-31
FIRST VIRGINIA BANKS INC
filed 1994-05-09
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                 Commission file number 1-6580
            March 31, 1994


                         FIRST VIRGINIA BANKS, INC.
           (Exact name of registrant as specified in its charter)


                Virginia                                54-0497561
     (State or other jurisdiction of          (I.R.S. Employer Identification
      incorporation or organization)                       Number)


        6400 Arlington Boulevard
         Falls Church, Virginia                           22042-2336
     (Address of principal executive                      (Zip Code)
                offices)


               Registrant's telephone number, including area code
                                  (703) 241-4000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
     such filing requirements for the past 90 days.    Yes __X__ No_____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


               On April 29, 1994, there were 32,424,128 shares of common stock outstanding.



     This report contains a total of 19 pages.

                                    INDEX
                                                              Page
                                                           ---------
     PART I - Financial Information

        Item 1.  Financial Statements.

           Consolidated Balance Sheets - March 31,
              1994 and 1993 and December 31, 1993             3/ 4

           Consolidated Statements of Income - Three
              months ended March 31, 1994
              and 1993                                        5/ 6

           Consolidated Statements of Cash Flows - Three
              months ended March 31, 1994 and 1993            7

           Consolidated Statements of Shareholders'
              Equity - Three months ended March 31, 1994
              and 1993                                        8

           Notes to Consolidated Financial Statements         8/10

        Item 2.  Management's Discussion and Analysis of

           Financial Condition and Results of Operations     10/15

     PART II - Other Information

        Item 6.  Exhibits and Reports on Form 8-K

           Signature                                         16

           Exhibit 11 - Statement re: Computation of
              Per Share Earnings                             17

           Exhibit 15 - Independent Accountants' Review
              Report from Ernst & Young                      18

           Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young, Independent Accountants         19

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)

                                               March 31 December 31  March 31
                                                 1994       1993       1993
                                              ---------- ---------- ----------
                                                      (In thousands)
ASSETS
Cash and noninterest-bearing
   deposits in banks                          $  284,633 $  326,136 $  364,667
Federal funds sold and securities purchased
   under agreements to resell                    255,000    235,000    308,268
                                              ---------- ---------- ----------
        Total cash and cash equivalents          539,633    561,136    672,935
                                              ---------- ---------- ----------
Mortgage loans held for sale                      41,186     69,173     27,172
Investment securities - held to maturity:
   U.S. Government & its agencies              1,897,625  1,904,717  1,818,423
   State and municipal obligations               235,288    235,363    237,895
   Other                                          33,927     35,954     35,468
                                              ---------- ---------- ----------
        Total investment securities (market
           values of $2,170,642, $2,228,818
           and $2,171,340)                     2,166,840  2,176,034  2,091,786
                                              ---------- ---------- ----------
Loans                                          4,486,188  4,345,780  4,216,274
   Deduct:  Unearned income                     (336,326)  (327,635)  (345,851)
            Allowance for loan losses            (50,312)   (50,927)   (50,456)
                                              ---------- ---------- ----------
        Net loans                              4,099,550  3,967,218  3,819,967
                                              ---------- ---------- ----------
Premises and equipment                           139,948    137,007    136,933
Other assets                                     130,051    126,315    129,589
                                              ---------- ---------- ----------
   Total Assets                               $7,117,208 $7,036,883 $6,878,382
                                              ========== ========== ==========

CONSOLIDATED BALANCE SHEETS (Continued) (Unaudited)


                                               March 31 December 31   March 31
                                                 1994       1993       1993
                                              ---------- ---------- -----------
                                                       (In thousands)
LIABILITIES
Deposits:
   Noninterest-bearing                        $1,039,564 $1,039,933 $  978,370
   Interest-bearing:
        Transaction accounts                   1,302,273  1,294,867  1,223,668
        Money market accounts                    730,801    724,462    765,754
        Savings deposits                       1,357,558  1,325,943  1,253,948
        Certificates of deposit:
           Large denomination                    161,689    165,360    158,887
           Other                               1,570,705  1,585,824  1,664,413
                                              ---------- ---------- ----------
           Total deposits                      6,162,590  6,136,389  6,045,040
Interest, taxes and other liabilities             70,808     56,126     67,589
Short-term borrowings and securities sold under
   agreements to repurchase                      169,981    151,859    132,695
Long-term indebtedness                             4,452      1,008      1,101
                                              ---------- ---------- ----------
   Total Liabilities                           6,407,831  6,345,382  6,246,425
                                              ---------- ---------- ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       796        805        816
Common stock, $1 par value                        32,424     32,444     32,396
Capital Surplus                                   67,559     68,406     67,421
Retained Earnings                                608,598    589,846    531,324
                                              ---------- ---------- ----------
   Total Shareholders' Equity                    709,377    691,501    631,957
                                              ---------- ---------- ----------
   Total Liabilities and Shareholders' Equity $7,117,208 $7,036,883 $6,878,382
                                              ========== ========== ==========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                            Three Months Ended
                                                March 31
                                             1994       1993
                                            -------    -------
                                  (In thousands, except per share data)

Interest income:
     Interest and fees on loans             $87,765    $89,958
     Interest on mortgage loans
      held for sale                             834        587
     Income on investment
      securities - held to maturity:
        U.S. Government & its agencies       29,044     30,415
        State and municipal
         obligations                          2,996      3,532
        Other                                   429        556
     Income from federal funds sold
      and securities purchased
      under agreements to resell              1,870      1,828
                                            -------    -------
        Total interest income               122,938    126,876
                                            -------    -------

Interest expense:
     Deposits:
        Transaction accounts                  7,172      7,872
        Money market accounts                 4,532      5,222
        Savings deposits                      9,006      9,013
        Certificates of deposit:
           Large denomination                 1,483      1,621
           Other                             15,093     16,902
     Short-term borrowings                    1,031        813
     Long-term indebtedness                     129         78
                                            -------    -------
        Total interest expense               38,446     41,521
                                            -------    -------
Net interest income                          84,492     85,355
Provision for loan losses                       461      2,189
                                            -------    -------
Net interest income after provision
 for loan losses                             84,031     83,166
                                            -------    -------

CONSOLIDATED STATEMENTS OF INCOME (Continued) (Unaudited)


                                            Three Months Ended
                                                March 31
                                             1994       1993
                                            -------    -------
                                  (In thousands, except per share data)

Net interest income after provision
 for loan losses                             84,031     83,166
                                            -------    -------
Other income:
    Service charges on deposit
      accounts                                8,905      8,182
    Insurance premiums and
      commissions                             1,632      1,623
    Credit card service charges
      and fees                                2,548      2,508
    Trust services                            1,226      1,182
    Income from other customer
      services                                3,947      4,271
    Securities gains before
      an income tax provision
      of $341 in 1994                           974          1
    Other                                     1,783      1,799
                                            -------    -------
        Total other income                   21,015     19,566
                                            -------    -------
Other expenses:
     Salaries and employee benefits          34,697     32,701
     Occupancy                                4,837      4,502
     Equipment                                4,856      4,792
     FDIC assessment                          3,397      3,337
     Other                                   14,516     14,770
                                            -------    -------
        Total other expenses                 62,303     60,102
                                            -------    -------
Income before income taxes                   42,743     42,630
Provision for income taxes                   13,927     13,410
                                            -------    -------
NET INCOME                                  $28,816    $29,220
                                            =======    =======
Net income per share of common stock           $.89       $.90


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                           Three Months Ended
                                                                March 31
                                                             1994       1993
                                                           --------   --------
                                                              (In thousands)

Net cash provided by operating activities                  $ 29,362   $ 38,098

Investing activities:
     Proceeds from the maturity of investment securities    164,635    170,431
     Proceeds from the sale of investment securities          1,806       -
     Purchase of investment securities                     (159,849)  (102,107)
     Net increase in loans                                 (132,746)   (89,175)
     Net decrease in mortgages held for sale                 27,987     32,933
     Purchases of premises and equipment                     (6,609)    (3,456)
     Sales of premises and equipment                            804         38
     Goodwill and other intangible assets acquired             (325)      (766)
     Other                                                   16,611      9,486
                                                           --------   --------
        Net cash provided (used) by investing activities    (87,686)    17,384
                                                           --------   --------
Financing activities:
     Net increase in deposits                                26,201     31,294
     Net increase (decrease) in short-term borrowings        18,122    (17,986)
     Proceeds from long-term borrowing                        3,722       -
     Principal payments on long-term borrowings                (278)    (4,126)
     Cash dividends - common, $.31 and $.26 per share       (10,057)    (8,368)
     Cash dividends - preferred                                 (13)       (14)
     Cash dividends paid by a bank prior to its acquisition    -          (110)
     Stock purchased and retired                             (1,093)      -
     Proceeds from issuance of common stock                     217        379
                                                           --------   --------
        Net cash provided by financing activities            36,821      1,069
                                                           --------   --------
        Net increase (decrease) in cash and cash
         equivalents                                        (21,503)    56,551
        Cash and cash equivalents at beginning of year      561,136    616,384
                                                           --------   --------
        Cash and cash equivalents at end of period         $539,633   $672,935
                                                           ========   ========
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)


                                                           Three Months Ended
                                                                March 31
                                                             1994       1993
                                                           --------   --------
                                                              (In thousands)

Balance at beginning of year                               $691,501   $607,399
Increase attributable to an acquired bank                      -         3,453
Net income                                                   28,816     29,220
Common stock purchased and retired                           (1,093)      -
Issuance of common stock for the dividend reinvestment
 plan, stock options and stock appreciation rights              217        379
                                                           --------   --------
                                                            719,441    640,451
                                                           --------   --------
Deduct dividends declared:
     Preferred stock                                             13         13
     Common stock, $.31 and $.26 per share                   10,051      8,371
     Dividends paid by a bank prior to its acquisition         -           110
                                                           --------   --------
                                                             10,064      8,494
                                                           --------   --------
Balance at end of period                                   $709,377   $631,957
                                                           ========   ========
See notes to consolidated financial statements





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. GENERAL
      The foregoing unaudited consolidated financial statements include the accounts of the Corporation and all of its subsidiaries. The Corporation's subsidiaries are predominantly engaged in banking. Foreign banking activities and operations other than banking are not significant. All material intercompany transactions and accounts have been eliminated. The consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for each of the periods. Certain amounts previously reported in 1993 have been reclassified for comparative purposes.

  2. ALLOWANCE FOR LOAN LOSSES
        Activity in the allowance for loan losses was (in thousands):


                                       Three Months Ended
                                           March 31
                                        1994       1993
                                       -------    -------

Balance at beginning of period         $50,927    $49,340
Balance of an acquired bank               -           259
Provision charged to operating
 expense                                   461      2,189
                                       -------    -------
                                        51,388     51,788
Less:
     Loans charged off, net of
      recoveries of $988 and $1,069      1,076      1,332
                                       -------    -------
Balance at March 31                    $50,312    $50,456
                                       =======    =======
Percentage of net charge-offs to
   average loans                           .11%       .14%
Percentage of allowance for loan
   losses to period-end loans             1.21       1.30
Percentage of nonperforming assets
   to period-end loans                     .64        .82



  3. FEDERAL INCOME TAX

        The reconciliation of income tax computed at the federal statutory tax rates to provision for income tax is as follows (dollars in thousands):

                                Three Months Ended
                                      March 31
                                1994           1993
                            -------------  -------------
                            Amount Percent Amount Percent
                            ------- -----  ------- -----

Statutory rate              $14,960 35.0%  $14,494 34.0%
Nontaxable interest on
 municipal obligations       (1,333)(3.1)   (1,480)(3.5)
Other items                     300   .7       396  1.0
                            ------- ----   ------- ----
Effective rate              $13,927 32.6%  $13,410 31.5%
                            ======= ====   ======= ====

  4. PREFERRED STOCK
        There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:


                                            March 31   December 31   March 31
              Series   Dividends              1994        1993         1993
            ---------  ---------             -------   -----------   --------

                A           5%                24,482       24,673     25,671
                B           7%                 9,590       10,110     10,110
                C           7%                13,964       13,964     13,968
                D           8%                31,582       31,712     31,900
                                              ------       ------     ------
                                              79,618       80,459     81,649
                                              ======       ======     ======



  5. COMMON STOCK
        There are 60,000,000 shares of common stock, par value $1.00 per share, authorized and 32,424,000, 32,444,000 and 32,396,000 shares were outstanding at March 31, 1994, December 31, 1993 and March 31, 1993, respectively. Options to purchase 329,763 shares of common stock and 11,250 stock appreciation rights were outstanding on March 31, 1994. A total of 1,125,727 shares of common stock were reserved at March 31, 1994: 115,237 for conversion of preferred stock, 622,513 for stock options and stock appreciation rights and 387,977 for bank acquisitions.

  6. EARNINGS PER SHARE
        Earnings per share of common stock for the three months ended
March 31, after giving effect to dividends on preferred stock of $13,000 in 1994 and 1993 are based on 32,537,000 and 32,509,000 average shares, respectively.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Net income in the first quarter totaled $28,816,000 or $.89 per share, down 1% from the record earnings in the first quarter of 1993 of $29,220,000, or $.90 per share and unchanged from the $.89 earned in the previous quarter. Earnings remained at a high level and produced a return on average assets of 1.64% and a 16.47% return on average shareholders' equity, as compared to the 1.68% and 17.81%, respectively, earned for all of 1993. These levels place First Virginia near the top of all high-performing banks in the country.
     The net interest margin during the first quarter was unchanged from the 5.28% achieved in the previous quarter, as the decline in the cost of funds offset a decline in the yield on earning assets due to lower interest rates as compared to the first quarter of 1993. During the latter part of the quarter, interest rates began to rise rapidly as the Federal Reserve moved to increase rates in an effort to cool down the economy and avoid an increase in the inflation rate. While the Corporation still anticipates some further compression in the net interest margin, these pressures should begin to abate in the second half of the year if interest rates continue to increase, as the Corporation is slightly asset sensitive and should benefit from an increase in rates.
     Credit quality remained high at First Virginia as the net charge-off ratio declined three basis points to .11%, and loan delinquencies remained at historically low levels. Nonperforming assets continued to decline and amounted to $26.482 million or .64% of outstanding loans at the end of the first quarter as compared to the $31.756 million or .82% of loans at the end of the previous year's first quarter. Due to the low levels of net charge-offs, delinquencies and nonperforming assets, the Corporation lowered its target level for the allowance for loan losses to 1.21% as compared to the 1.27% level at the end of 1993. As a result, the provision for loan loss expense declined 79% or $1.728 million as compared to the first quarter of 1993. The allowance covers net charge-offs 11.7 times and represents 190% of nonperforming assets at March 31, 1994. A summary of nonperforming assets and 90 day delinquencies at March 31, 1994 and 1993, were (in thousands):

                                                    1994        1993
                                                  -------     -------
         Nonaccruing loans                        $17,553     $21,308
         Restructured loans                         2,268       2,278
         Foreclosed real estate                     6,661       6,873
         In-substance foreclosures                   --         1,297
                                                  -------     -------
         Total                                    $26,482     $31,756
                                                  =======     =======
         Percentage of total loans                    .64%       .82%
                                                  =======     =======
         Loans past due 90 days or more           $ 3,675     $ 4,310
                                                  =======     =======
         Percentage of total loans                    .09%        .11%
                                                  =======     =======

     Loan demand began rising very strongly in mid-quarter after slowing in January and early February due to extremely harsh weather. Automobile and home equity loan production achieved record volumes for the quarter, and by quarter-end, loans had increased at a 13.1% annualized rate as compared to the end of the previous quarter. Average loans increased 6.0% as compared to the first quarter of 1993, although installment loans had increased 11.2%. Commercial loan demand is still moderately weak with competition for good, high-quality loans very intense and, as a result, these loans declined 4.7%. The only exception to this overall weakness in commercial loans was in floor plan financing of inventory to automobile dealers which increased 13.5%. The increase in interest rates slowed real estate lending slightly with refinancing activity beginning to decline from the record levels of 1992 and 1993, and, as a result, this category of loans was down 1.6% as compared to the first quarter of 1993.
     Average deposits increased 3.2% to $6.111 billion as compared to $5.920 billion in the previous year's first quarter and were relatively unchanged from the $6.110 billion in average deposits during the fourth quarter of 1993. The first quarter is historically the seasonal low in deposit activity for the Corporation, and we were pleased with the growth during the period.

The banking industry continued to come under pressure from the competition of mutual funds and the stock market, as some consumers sought higher potential yields from nonbanking sources. By quarter-end, however, large declines in prices in the stock and bond markets resulted in negative yields in those areas and the Corporation's insured deposit products became much more attractive to consumers. The Corporation's extensive branch system and reputation for safety and high-quality service produces a high proportion of its deposits in low-cost core areas. Transaction accounts increased 9.4% as compared to the first quarter of 1993, and represented 37.8% of total deposits while traditional consumer savings accounts increased 9.3% and represented 21.8% of total average deposits. Despite the recent increase in the interest rate level, the Corporation's deposit costs have remained unchanged due to its reliance on core consumer deposits. Less than 3% of the Corporation's deposits come from large denomination certificates of deposit, and the majority of those certificates are from consumers with high levels of savings.
     Noninterest income increased 7.4%, as compared to the previous year's first quarter, but was down slightly from the fourth quarter of 1993 when the Corporation sold a package of mortgage servicing rights. Service charges on deposit accounts increased 8.8% due to an increase in the number of accounts and by a slight increase in price of some service fee categories. Activity in a number of noninterest fee areas slowed due to the harsh weather but resumed to normal growth levels by quarter-end. During the quarter, the Corporation elected to dispose of its remaining investment in equity securities and this produced a securities gain of $974,000 as compared to virtually no gain in the 1993 first quarter and a $679,000 gain in the fourth quarter when the Corporation sold some additional equity securities.
     Noninterest expense rose 3.7%, as compared to the first quarter of 1993 but was down slightly as compared to the previous quarter. The previous quarter had included higher amounts for the write-off of mortgage serving rights due to faster-than-anticipated payoffs on serviced mortgage loans. Occupancy expense increased 7.4% primarily due to higher utility expense caused by the cold weather. Advertising increased $738,000 due to heavy promotional expenses related to a very successful home equity loan campaign. Most other categories of expense were stable or increased slightly, consistent with inflation.
     During the first quarter, the Corporation adopted Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The statement requires that investments be classified in one of three categories. Trading securities are those securities which are bought and held primarily for the purpose of sale in the near term and are accounted for at market value with any gain or loss included in earnings. Held-to-maturity securities are those which a company has the positive intent and ability to hold to maturity and are accounted for at amortized cost. Available-for-sale securities include all other securities and are accounted for at market value with all unrealized gains and losses excluded from earnings, but they are reported as a separate component of shareholders' equity. The Corporation's policy is to hold all securities to maturity and because it has the ability to do so, all of its securities have been classified in the held-to-maturity category. Accordingly, no adjustment has been made to either earnings or shareholders' equity for changes in the market value of the Corporation's securities. The Corporation does not hold any derivative instruments nor does it engage in hedging or swap arrangements. The investment portfolio is composed of moderately short-lived securities with an average life of two years and is laddered in such a way that approximately an equal amount comes due every month.

     The Corporation's provision for income taxes increased 4%, as compared to the previous year's first quarter, primarily due to an increase in the federal income tax rate from 34% to 35%. Also contributing to the increase in taxes was a continuation of the decline in the level of tax-exempt securities as a proportion of total investments and interest income because changes in tax laws since 1982 have reduced the attractiveness and availability of these types of securities to the Corporation.
     Shareholders' equity grew 12% to $709 million and book value per share of common stock also increased 12% to $21.85. The increase in capital exceeded the growth in assets, and, as a result, the Corporation's Tier I leverage ratio increased 75 basis points to 9.91%. During the first quarter, the Corporation announced a program to repurchase up to 1,000,000 shares of its common stock over the next year. The Corporation purchased and retired 29,100 shares during the first quarter.

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                            Three Months Ended March 31
                                                        1994
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities:
    U.S. Government & its agencies         $1,911,790   $ 29,044     6.16%
    State and municipal obligations
      (Fully taxable-equivalent basis)        231,257      4,347     7.52
    Other (Fully taxable-equivalent basis)     30,841        429     5.57
                                           ----------   --------
      Total investment securities           2,173,888     33,820     6.29
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             2,855,558     62,769     8.80
    Real estate                               620,314     13,963     9.00
    Other (Fully taxable-equivalent basis)    576,931     11,076     7.79
                                           ----------   --------
      Total loans                           4,052,803     87,808     8.69
                                           ----------   --------
  Mortgages held for sale                      52,099        834     6.40
  Federal funds sold and securities
    purchased under agreements to resell      236,454      1,870     3.21
                                           ----------   --------
      Total earning assets and income      $6,515,244    124,332     7.67
                                           ==========   --------
Interest-bearing liabilities:
  Transaction accounts                     $1,290,755      7,172     2.25
  Money-market accounts                       723,447      4,532     2.54
  Savings deposits                          1,334,699      9,006     2.74
  Certificates of deposit:
    Large denomination                        163,734      1,483     3.67
    Other                                   1,580,107     15,093     3.87
                                           ----------   --------
      Total interest-bearing deposits       5,092,742     37,286     2.97
  Short-term borrowings                       163,424      1,031     2.56
  Notes and mortgages                           3,824        129    13.45
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,259,990     38,446     2.96
                                           ==========   --------
Net interest income and net interest margin             $ 85,886     5.28%
                                                        ========

Other average balances:
  Demand deposits                          $1,018,954
  Common shareholders' equity                 699,056
  Total shareholders' equity                  699,858
  Total assets                              7,040,625

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                            Three Months Ended March 31
                                                        1993
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities:
    U.S. Government & its agencies         $1,860,531   $ 30,415     6.63%
    State and municipal obligations
      (Fully taxable-equivalent basis)        245,478      5,077     8.27
    Other (Fully taxable-equivalent basis)     34,108        562     6.58
                                           ----------   --------
      Total investment securities           2,140,117     36,054     6.82
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             2,567,836     63,556     9.91
    Real estate                               651,464     15,416     9.47
    Other (Fully taxable-equivalent basis)    605,243     11,572     7.75
                                           ----------   --------
      Total loans                           3,824,543     90,544     9.50
                                           ----------   --------
  Mortgages held for sale                      31,972        587     7.35
  Federal funds sold and securities
    purchased under agreements to resell      236,365      1,828     3.14
                                           ----------   --------
      Total earning assets and income      $6,232,997    129,013     8.32
                                           ==========   --------
Interest-bearing liabilities:
  Transaction accounts                     $1,179,684      7,872     2.71
  Money-market accounts                       767,663      5,222     2.76
  Savings deposits                          1,221,691      9,013     2.99
  Certificates of deposit:
    Large denomination                        167,680      1,621     3.93
    Other                                   1,654,210     16,902     4.14
                                           ----------   --------
      Total interest-bearing deposits       4,990,928     40,630     3.30
  Short-term borrowings                       141,241        813     2.33
  Notes and mortgages                           2,349         78    13.34
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,134,518     41,521     3.28
                                           ==========   --------
Net interest income and net interest margin             $ 87,492     5.62%
                                                        ========

Other average balances:
  Demand deposits                          $  928,665
  Common shareholders' equity                 620,416
  Total shareholders' equity                  621,238
  Total assets                              6,749,953

                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

     a)  Exhibit 11  - Statement re:  Computation of Per Share
              Earnings (Page 17)

         Exhibit 15 - Independent Accountants' Review Report from Ernst & Young (Page 18)

         Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young, Independent Accountants (Page 19)


     b) A Form 8-K was not required to be filed during the quarter ended March 31, 1994.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.



                                               FIRST VIRGINIA BANKS, INC.


                                                 /s/ Richard F. Bowman
May 9, 1994                                    __________________________
                                                Richard F. Bowman, Vice
                                                President and Treasurer

                                                          EXHIBIT 11


                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
                                    (Unaudited)


                                      Three Months Ended
                                           March 31
                                        1994       1993
                                      -------    -------
                            (In thousands, except per share data)

PRIMARY:

   Average common shares outstanding   32,438     32,390
   Dilutive effect of stock options        99        119
                                      -------    -------
     Total average common shares       32,537     32,509
                                      =======    =======


   Net income                         $28,816    $29,220
   Provision for preferred dividends       13         13
                                      -------    -------
     Net income applicable to common
        stock                         $28,803    $29,207
                                      =======    =======


     Net income per share of common
        stock                            $.89       $.90
                                      =======    =======



FULLY DILUTED:

   Average common shares outstanding   32,438     32,390
   Dilutive effect of stock options        99        119
   Conversion of preferred stock          115        118
                                      -------    -------
        Total average common shares    32,652     32,627
                                      =======    =======


   Net income                         $28,816    $29,220
                                      =======    =======


     Net income per share of common
        stock                            $.88       $.90
                                      =======    =======

                                                          EXHIBIT 15

     ERNST & YOUNG
     1225 Connecticut Avenue, N.W.
     Washington, D.C. 20036

                     Independent Accountants' Review Report

     Board of Directors
     First Virginia Banks, Inc.

     We have reviewed the accompanying consolidated balance sheets of First Virginia Banks, Inc. and subsidiaries as of March 31, 1994 and 1993, the related consolidated statements of income for the three-month periods ended March 31, 1994 and 1993, and the consolidated statements of shareholders' equity and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Corporation's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Virginia Banks, Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 13, 1994, we expressed an unqualified opinion on those consolidated financial statements.


                                               /s/ Ernst & Young

     Washington, D. C.
     April 11, 1994

                                                          EXHIBIT 15A

     ERNST & YOUNG
     1225 Connecticut Avenue, N.W.
     Washington, D.C. 20036


     May 9, 1994


     Board of Directors
     First Virginia Banks, Inc.

          We are aware of the incorporation by reference in the Registration Statement Number 33-52507 on Form S-4 dated March 4, 1994, Post-effective Amendment No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994, Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993, Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992, Registration Statement Number 33-31890 on form S-3 dated November 1, 1989, Post-effective Amendment Number 3 to Registration Statement Number 2-67507 on Form S-3 dated January 7, 1988, Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987, Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987, Registration Statement Number 33-15360 on Form S-3 dated June 26, 1987, of our report dated April 11, 1994 relating to the unaudited consolidated interim financial statements of First Virginia Banks, Inc. and subsidiaries which are included in its Form 10-Q for the quarter ended March 31, 1994.

          Pursuant to Rule 436 (c) of the Securities Act of 1933, our report is not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.


                                               /s/ Ernst & Young