Form 10-Q
period 1994-06-30
FIRST VIRGINIA BANKS INC
filed 1994-08-08
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                 Commission file number 1-6580
            June 30, 1994


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


               On July 29, 1994, there were 32,271,246 shares of common stock outstanding.



     This report contains a total of 23 pages.

                                    INDEX
                                                              Page
                                                           ---------
     PART I - Financial Information

        Item 1.  Financial Statements.

           Consolidated Balance Sheets - June 30,
              1994 and 1993 and December 31, 1993             3/ 4

           Consolidated Statements of Income - Three
              months and six months ended June 30, 1994
              and 1993                                        5/ 6

           Consolidated Statements of Cash Flows - Six
              months ended June 30, 1994 and 1993             7

           Consolidated Statements of Shareholders'
              Equity - Six months ended June 30, 1994
              and 1993                                        8

           Notes to Consolidated Financial Statements         8/10

        Item 2.  Management's Discussion and Analysis of

           Financial Condition and Results of Operations     10/16

     PART II - Other Information

        Item 4.  Submission of Matters to a Vote
           of Security Holders                               17/19

        Item 6.  Exhibits and Reports on Form 8-K

           Signature                                         20

           Exhibit 11 - Statement re: Computation of
              Per Share Earnings                             21

           Exhibit 15 - Independent Accountants' Review
              Report from Ernst & Young                      22

           Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants     23

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                June 30 December 31   June 30
                                                 1994       1993       1993
                                              ---------- ---------- ----------
                                                      (In thousands)
ASSETS
Cash and noninterest-bearing
   deposits in banks                          $  330,005 $  326,136 $  379,954
Federal funds sold and securities purchased
   under agreements to resell                    100,000    235,000    223,711
                                              ---------- ---------- ----------
        Total cash and cash equivalents          430,005    561,136    603,665
                                              ---------- ---------- ----------
Mortgage loans held for sale                      21,139     69,173     47,975
Investment securities - held to maturity:
   U.S. Government & its agencies              1,795,066  1,904,717  1,836,123
   State and municipal obligations               240,815    263,040    273,162
   Other                                           9,913      8,277     11,542
                                              ---------- ---------- ----------
        Total investment securities (market
           values of $2,023,469, $2,228,818
           and $2,193,830)                     2,045,794  2,176,034  2,120,827
                                              ---------- ---------- ----------
Loans                                          4,865,976  4,345,780  4,275,542
   Deduct:  Unearned income                     (357,683)  (327,635)  (340,801)
            Allowance for loan losses            (53,472)   (50,927)   (50,987)
                                              ---------- ---------- ----------
        Net loans                              4,454,821  3,967,218  3,883,754
                                              ---------- ---------- ----------
Premises and equipment                           142,726    137,007    136,635
Other assets                                     135,074    126,315    125,338
                                              ---------- ---------- ----------
   Total Assets                               $7,229,559 $7,036,883 $6,918,194
                                              ========== ========== ==========

CONSOLIDATED BALANCE SHEETS (Continued) (Unaudited)


                                                June 30 December 31   June 30
                                                 1994       1993       1993
                                              ---------- ---------- -----------
                                                       (In thousands)
LIABILITIES
Deposits:
   Noninterest-bearing                        $1,081,503 $1,039,933 $1,021,599
   Interest-bearing:
        Transaction accounts                   1,281,623  1,294,867  1,233,456
        Money market accounts                    737,715    724,462    736,102
        Savings deposits                       1,366,275  1,325,943  1,266,229
        Certificates of deposit:
           Large denomination                    188,406    165,360    167,250
           Other                               1,597,935  1,585,824  1,632,523
                                              ---------- ---------- ----------
           Total deposits                      6,253,457  6,136,389  6,057,159
Interest, taxes and other liabilities             57,453     56,126     51,988
Short-term borrowings and securities sold under
   agreements to repurchase                      174,706    151,859    155,629
Long-term indebtedness                             4,216      1,008      1,070
                                              ---------- ---------- ----------
   Total Liabilities                           6,489,832  6,345,382  6,265,846
                                              ---------- ---------- ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       795        805        811
Common stock, $1 par value                        32,769     32,444     32,405
Capital Surplus                                   76,651     68,406     67,587
Retained Earnings                                629,512    589,846    551,545
                                              ---------- ---------- ----------
   Total Shareholders' Equity                    739,727    691,501    652,348
                                              ---------- ---------- ----------
   Total Liabilities and Shareholders' Equity $7,229,559 $7,036,883 $6,918,194
                                              ========== ========== ==========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                       Three Months Ended    Six Months Ended
                                            June 30              June 30
                                        1994       1993       1994       1993
                                       -------    -------   --------   --------
                                         (In thousands, except per share data)

Interest income:
     Interest and fees on loans        $93,481    $90,937   $181,246   $180,895
     Interest on mortgage loans
      held for sale                        478        487      1,312      1,074
     Income on investment
      securities - held to maturity:
        U.S. Government & its agencies  26,906     29,436     55,950     59,851
        State and municipal
         obligations                     3,214      3,807      6,513      7,726
        Other                              173        217        299        386
     Income from federal funds sold
      and securities purchased
      under agreements to resell         1,674      2,260      3,544      4,088
                                       -------    -------   --------   --------
        Total interest income          125,926    127,144    248,864    254,020
                                       -------    -------   --------   --------

Interest expense:
     Deposits:
        Transaction accounts             7,075      8,185     14,247     16,057
        Money market accounts            4,732      5,131      9,264     10,353
        Savings deposits                 9,242      9,390     18,248     18,403
        Certificates of deposit:
           Large denomination            1,320      1,620      2,802      3,241
           Other                        15,066     16,500     30,159     33,402
     Short-term borrowings               1,623        802      2,655      1,615
     Long-term indebtedness                108         48        237        126
                                       -------    -------   --------   --------
        Total interest expense          39,166     41,676     77,612     83,197
                                       -------    -------   --------   --------
Net interest income                     86,760     85,468    171,252    170,823
Provision for loan losses                3,702      2,024      4,163      4,213
                                       -------    -------   --------   --------
Net interest income after provision
 for loan losses                        83,058     83,444    167,089    166,610
                                       -------    -------   --------   --------

CONSOLIDATED STATEMENTS OF INCOME (Continued) (Unaudited)


                                       Three Months Ended    Six Months Ended
                                            June 30              June 30
                                        1994       1993       1994       1993
                                       -------    -------   --------   --------
                                         (In thousands, except per share data)

Net interest income after provision
 for loan losses                        83,058     83,444    167,089    166,610
                                       -------    -------   --------   --------
Other income:
    Service charges on deposit
      accounts                           9,133      8,620     18,038     16,802
    Insurance premiums and
      commissions                        1,616      1,666      3,248      3,289
    Credit card service charges
      and fees                           2,874      2,792      5,422      5,300
    Trust services                       1,264      1,243      2,490      2,425
    Income from other customer
      services                           4,440      4,133      8,387      8,404
    Securities gains (losses) before
      income tax provisions (credits)
      of $(4), $8, $337 and $8             (10)        25        964         26
    Other                                3,286      1,603      5,069      3,402
                                       -------    -------   --------   --------
        Total other income              22,603     20,082     43,618     39,648
                                       -------    -------   --------   --------
Other expenses:
     Salaries and employee benefits     34,296     33,061     68,993     65,762
     Occupancy                           4,682      4,581      9,519      9,083
     Equipment                           5,029      4,809      9,885      9,601
     FDIC assessment                     3,397      3,337      6,794      6,674
     Other                              15,032     15,032     29,548     29,802
                                       -------    -------   --------   --------
        Total other expenses            62,436     60,820    124,739    120,922
                                       -------    -------   --------   --------
Income before income taxes              43,225     42,706     85,968     85,336
Provision for income taxes              14,196     13,414     28,123     26,824
                                       -------    -------   --------   --------
NET INCOME                             $29,029    $29,292   $ 57,845   $ 58,512
                                       =======    =======   ========   ========
Net income per share of common stock      $.89       $.90      $1.78      $1.80


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                            Six Months Ended
                                                                 June 30
                                                             1994       1993
                                                           --------   --------
                                                              (In thousands)

Net cash provided by operating activities                  $ 73,179   $ 73,178

Investing activities:
     Proceeds from the maturity of investment securities    336,896    335,440
     Proceeds from the sale of investment securities          5,794       -
     Purchase of investment securities                     (219,675)  (296,225)
     Net increase in loans                                 (491,671)  (154,988)
     Net decrease in mortgages held for sale                 48,034     12,130
     Purchases of premises and equipment                    (12,523)    (6,243)
     Sales of premises and equipment                            849        200
     Goodwill and other intangible assets acquired           (7,307)      (948)
     Purchase of a bank's assets less liabilities            11,745       -
     Other                                                    1,362     (3,101)
                                                           --------   --------
        Net cash used by investing activities              (326,496)  (113,735)
                                                           --------   --------
Financing activities:
     Net increase in deposits                               117,069     43,413
     Net increase in short-term borrowings                   22,847      4,948
     Proceeds from long-term borrowing                        3,722       -
     Principal payments on long-term borrowings                (516)    (4,157)
     Cash dividends - common, $.62 and $.52 per share       (20,108)   (16,739)
     Cash dividends - preferred                                 (27)       (27)
     Cash dividends paid by a bank prior to its acquisition    -          (150)
     Stock purchased and retired                             (1,093)      -
     Proceeds from issuance of common stock                     292        550
                                                           --------   --------
        Net cash provided by financing activities           122,186     27,838
                                                           --------   --------
        Net decrease in cash and cash
         equivalents                                       (131,131)   (12,719)
        Cash and cash equivalents at beginning of year      561,136    616,384
                                                           --------   --------
        Cash and cash equivalents at end of period         $430,005   $603,665
                                                           ========   ========
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)


                                                            Six Months Ended
                                                                 June 30
                                                             1994       1993
                                                           --------   --------
                                                              (In thousands)

Balance at beginning of year                               $691,501   $607,399
Increase attributable to an acquired bank                    11,745      3,453
Net income                                                   57,845     58,512
Common stock purchased and retired                           (1,093)      -
Issuance of common stock for the dividend reinvestment
 plan, stock options and stock appreciation rights              292        550
                                                           --------   --------
                                                            760,290    669,914
                                                           --------   --------
Deduct dividends declared:
     Preferred stock                                             26         27
     Common stock, $.63 and $.54 per share                   20,537     17,389
     Dividends paid by a bank prior to its acquisition         -           150
                                                           --------   --------
                                                             20,563     17,566
                                                           --------   --------
Balance at end of period                                   $739,727   $652,348
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

2. ACQUISITIONS
     On June 17, 1994, FNB Financial Corporation, Knoxville, Tennessee, (a one bank holding company of the First National Bank of Knoxville) was acquired for cash of $1,442,417 and common stock amounting to 342,295 shares. On the date of the acquisition, FNB Financial Corporation's assets were $100.2 million and its shareholders' equity was $7.9 million. The acquisition was accounted for as a purchase, and goodwill of $6.9 million, which is to be amortized over 10 years, was recorded as a result of the acquisition.

3. ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses was (in thousands):


                                       Three Months Ended    Six months Ended
                                            June 30             June 30
                                        1994       1993      1994      1993
                                       -------    -------   -------   -------

Balance at beginning of period         $50,312    $50,456   $50,927   $49,340
Balance of acquired banks                  744       -          744       259
Provision charged to operating
 expense                                 3,702      2,024     4,163     4,213
                                       -------    -------   -------   -------
                                        54,758     52,480    55,834    53,812
Less:
     Loans charged off, net of
      recoveries of $978, $927,
      $1,966 and $1,998                  1,286      1,493     2,362     2,825
                                       -------    -------   -------   -------
Balance at June 30                     $53,472    $50,987   $53,472   $50,987
                                       =======    =======   =======   =======
Percentage of net charge-offs to
   average loans                           .12%       .15%      .11%      .15%
Percentage of allowance for loan
   losses to period-end loans                                 1.19       1.30
Percentage of nonperforming assets
   to period-end loans                                         .56        .73


  4. FEDERAL INCOME TAX

        The reconciliation of income tax computed at the federal statutory tax rates to provision for income tax is as follows (dollars in thousands):

                          Three Months Ended             Six Months Ended
                                June 30                       June 30
                          1994           1993           1994           1993
                      ------------   ------------   ------------   ------------
                         $      %       $      %       $      %       $      %
                      ------- ----   ------- ----   ------- ----   ------- ----

Statutory rate        $15,129 35.0%  $14,520 34.0%  $30,089 35.0%  $29,014 34.0%
Nontaxable interest on
 municipal obligations (1,271)(2.9)   (1,428)(3.3)   (2,604)(3.0)   (2,908)(3.4)
Other items               338   .8       322   .8       638   .7       718   .8
                      ------- ----   ------- ----   ------- ----   ------- ----
Effective rate        $14,196 32.9%  $13,414 31.5%  $28,123 32.7%  $26,824 31.4%
                      ======= ====   ======= ====   ======= ====   ======= ====

5. PREFERRED STOCK
     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:


                                             June 30   December 31    June 30
              Series   Dividends              1994        1993         1993
            ---------  ---------             -------   -----------   --------

                A           5%                24,372       24,673     25,216
                B           7%                 9,590       10,110     10,110
                C           7%                13,936       13,964     13,964
                D           8%                31,582       31,712     31,840
                                              ------       ------     ------
                                              79,480       80,459     81,130
                                              ======       ======     ======



6. COMMON STOCK
     There are 60,000,000 shares of common stock, par value $1.00 per share, authorized and 32,769,000, 32,444,000 and 32,405,000 shares were outstanding at June 30, 1994, December 31, 1993 and June 30, 1993, respectively. Options to purchase 325,763 shares of common stock and 11,250 stock appreciation rights were outstanding on June 30, 1994. A total of 4,782,136 shares of common stock were reserved at June 30, 1994: 115,039 shares for the conversion of preferred stock, 618,513 shares for stock options and stock appreciation rights and 4,048,584 shares for future acquisitions.



7. EARNINGS PER SHARE
     Earnings per share of common stock for the six months ended June 30, after giving effect to dividends on preferred stock of $26,000 in 1994 and $27,000 in 1993, are based on 32,555,000 and 32,507,000 average shares respectively.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   We are pleased to report an increase in second quarter earnings to $29,029,000 as compared to the first quarter earnings of $28,816,000. Earnings per share were unchanged from the $.89 earned in the first quarter but were down 1% from the record $.90 per share and $29,292,000 earned in the second quarter of 1993. These earning levels continue to place First Virginia as one of the top earning banking organizations among the 100 largest banks in the country. For the quarter, earnings resulted in a 1.62% return on average assets and a 16.11% return on average shareholders' equity.

   For the first six months, net income of $57,845,000 or $1.78 per share was down 1% as compared to the $58,512,000 or $1.80 per share earned in the first six months of 1993. Net income before taxes increased slightly as compared to 1993; however, due to the increase in the corporate tax rate enacted in August of 1993, after-tax earnings declined slightly.
   Record loan production volumes were achieved in the second quarter. Average loans increased 11% as compared to the second quarter of 1993, and increased at an annualized rate of 29% as compared to the end of the first quarter of 1994 and excluding the loans acquired in the merger with FNB Financial Corporation. All categories of loans participated in the increase, with particular strength in the Corporation's specialty areas of indirect automobile financing and home equity loans. Commercial loans were also strong as floor plan loans to automobile dealers, construction loans for residential developments, and general demand for business loans were robust due to the strengthening economy. Loan growth began to slow late in the quarter but was still advancing at a strong pace. The strong growth in loans increased the loan/deposit ratio 7 percentage points to 72% as compared to 65% at the end of the prior year's second quarter. The Corporation's long term goal is to increase the loan/deposit ratio to the 80% level.
   Deposit growth continued to be modest as average outstandings increased 3% as compared to the prior year's second quarter. Encouragingly, core deposit areas continued to grow at a relatively healthy pace, and by quarter's end consumer certificates of deposit also began growing for the first time in several years. Demand deposits increased 8% as compared to the prior year's second quarter, and NOW accounts were up 7% while consumer savings accounts increased at an 8% pace. Increases in interest rates in general have resulted in some consumers looking to investments yielding higher rates than bank deposits.
   The change in the mix of assets away from investment securities and into higher-yielding loans and an increase in interest rates in general helped to increase net interest income for the quarter over both the prior year's second quarter and the first quarter of 1994. Due to a slight asset-sensitive position, the Corporation benefits from increases in interest rates and coupled with the strong loan growth, the compression in the net interest margin anticipated earlier this year has not occurred. The Corporation should enjoy a flat to increasing margin for the remainder of the year. In the second quarter, the net interest margin of 5.32% was up slightly over the 5.28% margin achieved in the first quarter, although it was down 20 basis points as compared to the second quarter of 1993.
   Asset quality continued to improve from its already excellent levels. Net loan charge-offs declined 12% as compared to the prior year's second quarter and represented an annualized rate of .12% of average loans in the second quarter as compared to the .15% rate in the 1993 second quarter. For the first six months of 1994, net loan charge-offs are down 16%. The provision for loan losses increased 83% as compared to the prior year's second quarter to $3.702 million and was up significantly as compared to the first quarter of 1994. This increase in the provision was due entirely to the dramatic increase in the volume of loans outstanding as actual charge-offs, nonperforming loans, and delinquencies all declined. As of June 30 1994, the allowance for loan losses amounted to $53.472 million or 1.19% of loans, which was down two basis points from the March 31, 1994 ratio, and down 11 basis points from the June 30, 1993 percentage. The allowance covers net charge-offs 11.3 times and represents 211% of nonperforming assets at June 30, 1994.

   Nonperforming assets declined an additional 4% in the second quarter of 1994, as compared to the first quarter. Loan delinquencies also declined and are at record low levels.


                                                    1994        1993
                                                  -------     -------
                                                 (Dollars in thousands)
         Nonaccruing loans                        $16,224     $20,205
         Restructured loans                         2,338       2,316
         Foreclosed real estate                     6,835       6,165
                                                  -------     -------
         Total                                    $25,397     $28,686
                                                  =======     =======
         Percentage of total loans                    .56%       .73%
                                                  =======     =======
         Loans past due 90 days or more           $ 3,441     $ 3,586
                                                  =======     =======
         Percentage of total loans                    .08%        .09%
                                                  =======     =======

   Noninterest income increased 13% as compared to the second quarter of 1993 and was up 8% over the first quarter of 1994. During the second quarter, a package of mortgage servicing rights was sold at a gain of $2.4 million. The Corporation typically bundles and sells one package of mortgage servicing rights each year from loans originated by its mortgage loan subsidiary. By bundling the sale into one package rather than selling the loans individually with servicing released, the Corporation achieves a higher rate of return. In 1993, a package was sold in the fourth quarter. Service charges on deposit accounts increased 6% over the prior year's second quarter due to a greater number of accounts outstanding and increased activity.
   Noninterest expenses increased at a 3% rate in both the second quarter and for the first six months which was consistent with the general rate of inflation. Advertising expenses increased 21% over 1993 due to promotions in connection with loan campaigns. The Corporation had an efficiency ratio of 57.9% in the second quarter, reflecting the continued tight controls over expenses that the company maintains.
   The provision for income taxes increased 6% as compared to the previous year's second quarter, primarily due to an increase in the federal income tax rate from 34% to 35%. The effective tax rate of 32.71% increased 128 basis points over the 31.43% rate achieved in the first six months of 1993 due to the increase in the federal income tax rate and to a decline in the proportion of interest income coming from tax-exempt municipal securities.
   Shareholders' equity grew 13% to $740 million, which was more than the 5% growth in assets, and the book value per share totaled $22.55. The Corporation's Tier I leverage ratio increased 77 basis points to 10.06% making First Virginia one of the five best capitalized banks in the country.
   The Corporation generally does not sell any of its securities before they mature and has the intention and ability to continue to do so. Accordingly, all of the Corporation's securities are classified as held-to-maturity, and no adjustment has been made to either earnings or shareholders' equity for changes in market value. The Corporation maintains a liquid and short-term position in most of its assets and liabilities. Accordingly, it does not need to engage in any hedging or swap transactions nor does it employ any derivative instruments.

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Three Months Ended June 30
                                                        1994
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,848,266   $ 26,906     5.84%
    State and municipal obligations
      (Fully taxable-equivalent basis)        256,661      4,658     7.26
    Other (Fully taxable-equivalent basis)      8,672        193     8.90
                                           ----------   --------
      Total investment securities           2,113,599     31,757     6.02
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,060,071     65,642     8.58
    Real estate                               642,517     14,810     9.22
    Other (Fully taxable-equivalent basis)    628,778     13,231     8.44
                                           ----------   --------
      Total loans                           4,331,366     93,683     8.65
                                           ----------   --------
  Mortgage loans held for sale                 26,798        478     7.13
  Federal funds sold and securities
    purchased under agreements to resell      178,394      1,674     3.76
                                           ----------   --------
      Total earning assets and income      $6,650,157    127,592     7.68
                                           ==========   --------
Interest-bearing liabilities:
  Transaction accounts                     $1,304,188      7,075     2.18
  Money-market accounts                       733,803      4,732     2.59
  Savings deposits                          1,358,298      9,242     2.73
  Certificates of deposit:
    Large denomination                        169,477      1,320     3.12
    Other                                   1,566,715     15,066     3.86
                                           ----------   --------
      Total interest-bearing deposits       5,132,481     37,435     2.92
  Short-term borrowings                       198,981      1,623     3.27
  Notes and mortgages                           4,365        108     9.91
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,335,827     39,166     2.94
                                           ==========   --------
Net interest income and net interest margin             $ 88,426     5.32%
                                                        ========

Other average balances:
  Demand deposits                          $1,066,936
  Common shareholders' equity                 720,086
  Total shareholders' equity                  720,881
  Total assets                              7,179,737

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Three Months Ended June 30
                                                        1993
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,835,981   $ 29,436     6.43%
    State and municipal obligations
      (Fully taxable-equivalent basis)        264,759      5,322     8.04
    Other (Fully taxable-equivalent basis)     10,607        241     9.09
                                           ----------   --------
      Total investment securities           2,111,347     34,999     6.65
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             2,628,787     64,276     9.78
    Real estate                               660,629     15,417     9.33
    Other (Fully taxable-equivalent basis)    613,984     11,813     7.72
                                           ----------   --------
      Total loans                           3,903,400     91,506     9.38
                                           ----------   --------
  Mortgage loans held for sale                 32,467        487     6.00
  Federal funds sold and securities
    purchased under agreements to resell      296,225      2,260     3.06
                                           ----------   --------
      Total earning assets and income      $6,343,439    129,252     8.16
                                           ==========   --------
Interest-bearing liabilities:
  Transaction accounts                     $1,213,575      8,185     2.71
  Money-market accounts                       753,514      5,131     2.73
  Savings deposits                          1,261,404      9,390     2.99
  Certificates of deposit:
    Large denomination                        169,534      1,620     3.83
    Other                                   1,645,136     16,500     4.02
                                           ----------   --------
      Total interest-bearing deposits       5,043,163     40,826     3.25
  Short-term borrowings                       137,318        802     2.34
  Notes and mortgages                           1,080         48    17.78
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,181,561     41,676     3.23
                                           ==========   --------
Net interest income and net interest margin             $ 87,576     5.52%
                                                        ========

Other average balances:
  Demand deposits                          $  987,849
  Common shareholders' equity                 641,184
  Total shareholders' equity                  641,999
  Total assets                              6,869,597

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                              Six Months Ended June 30
                                                        1994
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,880,225   $ 55,950     6.00%
    State and municipal obligations
      (Fully taxable-equivalent basis)        254,778      9,376     7.36
    Other (Fully taxable-equivalent basis)      8,900        324     7.28
                                           ----------   --------
      Total investment securities           2,143,903     65,650     6.17
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             2,958,382    128,432     8.68
    Real estate                               630,547     29,560     9.38
    Other (Fully taxable-equivalent basis)    603,925     24,336     8.13
                                           ----------   --------
      Total loans                           4,192,854    182,328     8.71
                                           ----------   --------
  Mortgage loans held for sale                 39,378      1,312     6.66
  Federal funds sold and securities
    purchased under agreements to resell      207,264      3,544     3.45
                                           ----------   --------
      Total earning assets and income      $6,583,399    252,834     7.70
                                           ==========   --------
Interest-bearing liabilities:
  Transaction accounts                     $1,297,508     14,247     2.21
  Money-market accounts                       728,654      9,264     2.56
  Savings deposits                          1,346,564     18,248     2.73
  Certificates of deposit:
    Large denomination                        166,621      2,802     3.39
    Other                                   1,573,374     30,159     3.87
                                           ----------   --------
      Total interest-bearing deposits       5,112,721     74,720     2.95
  Short-term borrowings                       181,301      2,655     2.95
  Notes and mortgages                           4,096        237    11.57
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,298,118     77,612     2.95
                                           ==========   --------
Net interest income and net interest margin             $175,222     5.31%
                                                        ========

Other average balances:
  Demand deposits                          $1,043,077
  Common shareholders' equity                 709,712
  Total shareholders' equity                  710,511
  Total assets                              7,110,891

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                              Six Months Ended June 30
                                                        1993
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,848,188   $ 59,851     6.53%
    State and municipal obligations
      (Fully taxable-equivalent basis)        266,230     10,902     8.19
    Other (Fully taxable-equivalent basis)     11,234        416     7.41
                                           ----------   --------
      Total investment securities           2,125,652     71,169     6.74
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             2,598,481    127,833     9.84
    Real estate                               656,072     30,833     9.40
    Other (Fully taxable-equivalent basis)    609,636     23,385     7.74
                                           ----------   --------
      Total loans                           3,864,189    182,051     9.43
                                           ----------   --------
  Mortgage loans held for sale                 32,217      1,074     6.67
  Federal funds sold and securities
    purchased under agreements to resell      266,471      4,088     3.09
                                           ----------   --------
      Total earning assets and income      $6,288,529    258,382     8.24
                                           ==========   --------
Interest-bearing liabilities:
  Transaction accounts                     $1,196,727     16,057     2.71
  Money-market accounts                       760,551     10,353     2.75
  Savings deposits                          1,241,657     18,403     2.99
  Certificates of deposit:
    Large denomination                        168,612      3,241     3.88
    Other                                   1,649,647     33,402     4.08
                                           ----------   --------
      Total interest-bearing deposits       5,017,194     81,456     3.27
  Short-term borrowings                       139,274      1,615     2.34
  Notes and mortgages                           1,705        126    14.78
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,158,173     83,197     3.25
                                           ==========   --------
Net interest income and net interest margin             $175,185     5.57%
                                                        ========

Other average balances:
  Demand deposits                          $  959,760
  Common shareholders' equity                 630,751
  Total shareholders' equity                  631,570
  Total assets                              6,810,186

                         PART II - OTHER INFORMATION

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       ---------------------------------------------------

    a) An Annual Meeting of the Shareholders was held on Friday, April 22, 1994. Proxies for the meeting were solicited pursuant to Regulation 14 under the Act.

    b) There was no solicitation in opposition to the management nominees as listed in the proxy statement and all such nominees were elected. The following directors were elected at the meeting.

Management nominee:                        Common    Preferred    Total
  E. Cabell Brand                           Stock      Stock      Stock
  ===============                        -----------  -------  -----------
    Votes For:
       Individual votes                   13,230,398   43,138   13,273,536
       Broker/Nominee votes               13,300,978    2,786   13,303,764
                                         -----------  -------  -----------
       Total Management proxy votes for 26,531,376 45,924 26,577,300 Votes Withheld:
       Individual votes                      137,422      520      137,942
       Broker/Nominee votes                  316,274        0      316,274
                                         -----------  -------  -----------
       Total Management proxy votes       26,985,072   46,444   27,031,516
    Shares present but not voted              37,349        0       37,349
                                         -----------  -------  -----------
       Shares for a Quorum                27,022,421   46,444   27,068,865
  Shares not present nor voted:
       Individual votes                    2,784,807   31,950    2,816,757
       Broker/Nominee votes                2,637,079    1,855    2,638,934
                                         -----------  -------  -----------
       Total Shares Outstanding           32,444,307   80,249   32,524,556
                                         ===========  =======  ===========
Management nominee:
  Elsie C. Gruver
  ===============
    Votes For:
       Individual votes                   13,254,322   43,138   13,297,460
       Broker/Nominee votes               13,300,978    2,786   13,303,764
                                         -----------  -------  -----------
       Total Management proxy votes for 26,555,300 45,924 26,601,224 Votes Withheld:
       Individual votes                      113,498      520      114,018
       Broker/Nominee votes                  316,274        0      316,274
                                         -----------  -------  -----------
       Total Management proxy votes       26,985,072   46,444   27,031,516
    Shares present but not voted              37,349        0       37,349
                                         -----------  -------  -----------
       Shares for a Quorum                27,022,421   46,444   27,068,865
    Shares not present nor voted:
       Individual votes                    2,784,807   31,950    2,816,757
       Broker/Nominee votes                2,637,079    1,855    2,638,934
                                         -----------  -------  -----------
       Total Shares Outstanding           32,444,307   80,249   32,524,556
                                         ===========  =======  ===========

Management nominee:                        Common    Preferred    Total
  W. Lee Phillips, Jr.                      Stock      Stock      Stock
  ====================                   -----------  -------  -----------
    Votes For:
       Individual votes                   13,260,677   43,138   13,303,815
       Broker/Nominee votes               13,300,978    2,786   13,303,764
                                         -----------  -------  -----------
       Total Management proxy votes for 26,561,655 45,924 26,607,579 Votes Withheld:
       Individual votes                      107,143      520      107,663
       Broker/Nominee votes                  316,274        0      316,274
                                         -----------  -------  -----------
       Total Management proxy votes       26,985,072   46,444   27,031,516
    Shares present but not voted              37,349        0       37,349
                                         -----------  -------  -----------
       Shares for a Quorum                27,022,421   46,444   27,068,865
    Shares not present nor voted:
       Individual votes                    2,784,807   31,950    2,816,757
       Broker/Nominee votes                2,637,079    1,855    2,638,934
                                         -----------  -------  -----------
       Total Shares Outstanding           32,444,307   80,249   32,524,556
                                         ===========  =======  ===========
Management nominee:
  Josiah P. Rowe, III
  ===================
    Votes For:
       Individual votes                   13,257,855   43,128   13,300,983
       Broker/Nominee votes               13,300,978    2,786   13,303,764
                                         -----------  -------  -----------
       Total Management proxy votes for 26,558,833 45,914 26,604,747 Votes Withheld:
       Individual votes                      109,965      530      110,495
       Broker/Nominee votes                  316,274        0      316,274
                                         -----------  -------  -----------
       Total Management proxy votes       26,985,072   46,444   27,031,516
    Shares present but not voted              37,349        0       37,349
                                         -----------  -------  -----------
       Shares for a Quorum                27,022,421   46,444   27,068,865
    Shares not present nor voted:
       Individual votes                    2,784,807   31,950    2,816,757
       Broker/Nominee votes                2,637,079    1,855    2,638,934
                                         -----------  -------  -----------
       Total Shares Outstanding           32,444,307   80,249   32,524,556
                                         ===========  =======  ===========

Management nominee:                        Common    Preferred    Total
  Albert F. Zettlemoyer                     Stock      Stock      Stock
  =====================                  -----------  -------  ------------
    Votes For:
       Individual votes                   13,253,144   43,138   13,296,282
       Broker/Nominee votes               13,355,302    2,786   13,358,088
                                         -----------  -------  -----------
       Total Management proxy votes for   26,608,446   45,924   26,654,370
    Votes Withheld:
       Individual votes                      114,676      520      115,196
       Broker/Nominee votes                  261,950        0      261,950
                                         -----------  -------  -----------
       Total Management proxy votes       26,985,072   46,444   27,031,516
    Shares present but not voted              37,349        0       37,349
                                         -----------  -------  -----------
       Shares for a Quorum                27,022,421   46,444   27,068,865
    Shares not present nor voted:
       Individual votes                    2,784,807   31,950    2,816,757
       Broker/Nominee votes                2,637,079    1,855    2,638,934
                                         -----------  -------  -----------
       Total Shares Outstanding           32,444,307   80,249   32,524,556
                                         ===========  =======  ===========
     c)    Among other matters voted on at the meeting was the following:

       i) The appointment of the independent auditors.

                                           Common    Preferred    Total
                                            Stock      Stock      Stock
                                         -----------  -------  -----------
    Votes For:
       Individual votes                   13,154,468   42,749   13,197,217
       Broker/Nominee votes               13,570,476    2,686   13,573,162
                                         -----------  -------  -----------
       Total Management proxy votes for 26,724,944 45,435 26,770,379 Votes Against:
       Individual votes                       63,870      120       63,990
       Broker/Nominee votes                   13,546        0       13,546
                                         -----------  -------  -----------
       Total shares voted                 26,802,360   45,555   26,847,915
    Votes Abstain:
       Individual votes                      149,482      789      150,271
       Broker/Nominee votes                   33,230      100       33,330
                                         -----------  -------  -----------
       Total votes received               26,985,072   46,444   27,031,516
    Shares present but not voted              37,349        0       37,349
    Shares not present nor voted:
       Individual votes                    2,784,807   31,950    2,816,757
       Broker/Nominee votes                2,637,079    1,855    2,638,934
                                         -----------  -------  -----------
       Total Shares Outstanding           32,444,307   80,249   32,524,556
                                         ===========  =======  ===========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

     a)  Exhibit 11  - Statement re:  Computation of Per Share
                Earnings (Page 21)

         Exhibit 15 - Independent Accountants' Review Report from Ernst & Young (Page 22)

         Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants (Page 23)


     b) A Form 8-K was not required to be filed during the quarter ended June 30, 1994. On July 12, 1994 a Form 8-K was filed announcing the proposed acquisition of Farmers National Bancorp. Under the Agreement, shareholders of Farmers National Bancorp will receive 1.5 shares of First Virginia Common Stock for each of their 2,699,056 outstanding shares. Up to 30% of the outstanding Farmers National Bancorp Common Stock may be exchanged for $58.53 in cash at the option of the shareholders of Farmers National Bancorp. No financial statements were filed with the Form 8-K.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.



                                               FIRST VIRGINIA BANKS, INC.


                                                 /s/ Richard F. Bowman
August 8, 1994                                 __________________________
                                                Richard F. Bowman, Vice
                                                President and Treasurer

                                                          EXHIBIT 11


                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
                                    (Unaudited)


                                      Three Months Ended     Six Months Ended
                                            June 30               June 30
                                        1994       1993       1994       1993
                                      -------    -------    -------    -------
                                       (In thousands, except per share data)

PRIMARY:

   Average common shares outstanding   32,478     32,399     32,458     32,394
   Dilutive effect of stock options        95        107         97        113
                                      -------    -------    -------    -------
     Total average common shares       32,573     32,506     32,555     32,507
                                      =======    =======    =======    =======


   Net income                         $29,029    $29,292    $57,845    $58,512
   Provision for preferred dividends       13         14         26         27
                                      -------    -------    -------    -------
     Net income applicable to common
        stock                         $29,016    $29,278    $57,819    $58,485
                                      =======    =======    =======    =======


     Net income per share of common
        stock                            $.89       $.90      $1.78      $1.80
                                      =======    =======    =======    =======



FULLY DILUTED:

   Average common shares outstanding   32,478     32,399     32,458     32,394
   Dilutive effect of stock options        95        111         97        115
   Conversion of preferred stock          115        117        115        118
                                      -------    -------    -------    -------
        Total average common shares    32,688     32,627     32,670     32,627
                                      =======    =======    =======    =======


   Net income                         $29,029    $29,292    $57,845    $58,512
                                      =======    =======    =======    =======


     Net income per share of common
        stock                            $.89       $.90      $1.77      $1.79
                                      =======    =======    =======    =======

                                                          EXHIBIT 15

     ERNST & YOUNG
     1225 Connecticut Avenue, N.W.
     Washington, D.C. 20036

                     Independent Accountants' Review Report

     Board of Directors
     First Virginia Banks, Inc.

     We have reviewed the accompanying consolidated balance sheets of First Virginia Banks, Inc. and subsidiaries as of June 30, 1994 and 1993, the related consolidated statements of income for the three-month and six-month periods ended June 30, 1994 and 1993, and the consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Corporation's management.

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


                                               /s/ Ernst & Young

     Washington, D. C.
     July 11, 1994

                                                          EXHIBIT 15A

     ERNST & YOUNG LLP
     1225 Connecticut Avenue, N.W.
     Washington, D.C. 20036


     August 8, 1994


     Board of Directors
     First Virginia Banks, Inc.

          We are aware of the incorporation by reference in the Post-effective Amendment No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994, Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993, Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992, Registration Statement Number 33-31890 on Form S-3 dated November 1, 1989, Post-effective Amendment Number 3 to Registration Statement Number 2-67507 on Form S-3 dated January 7, 1988, Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987, Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987, Registration Statement Number 33-15360 on Form S-3 dated June 26, 1987, of our reports dated April 11, 1994 and July 11, 1994 relating to the unaudited consolidated interim financial statements of First Virginia Banks, Inc. and subsidiaries which are included in its Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994.

          Pursuant to Rule 436 (c) of the Securities Act of 1933, our report is not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.


                                               /s/ Ernst & Young LLP