Form 10-Q
period 1994-09-30
FIRST VIRGINIA BANKS INC
filed 1994-11-07
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                 Commission file number 1-6580
          September 30, 1994


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


               On October 31, 1994, there were 31,455,001 shares of common stock outstanding.



     This report contains a total of 21 pages.

                                    INDEX
                                                              Page

                                                           ---------
     PART I - Financial Information


        Item 1.  Financial Statements.

           Consolidated Balance Sheets - September 30,
              1994 and 1993 and December 31, 1993             3/ 4

           Consolidated Statements of Income - Three
              months and nine months ended September 30,
              1994 and 1993                                   5/ 6

           Consolidated Statements of Cash Flows - Nine
              months ended September 30, 1994 and 1993        7

           Consolidated Statements of Shareholders'
              Equity - Nine months ended September 30, 1994
              and 1993                                        8

           Notes to Consolidated Financial Statements         8/10

        Item 2.  Management's Discussion and Analysis of

           Financial Condition and Results of Operations     10/16

     PART II - Other Information


        Item 6.  Exhibits and Reports on Form 8-K

           Signature                                         17

           Exhibit 11 - Statement re: Computation of
              Per Share Earnings                             18

           Exhibit 15 - Independent Accountants' Review
              Report from Ernst & Young, LLP                 19

           Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants     20

           Exhibit 27 - Financial Data Schedule
              September 30, 1994 and Nine Months
              ended September 30, 1994                       21

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)

                                               Sept. 30  December 31 Sept. 30
                                                 1994       1993       1993
                                              ---------- ---------- ----------

                                                      (In thousands)
ASSETS
Cash and noninterest-bearing
   deposits in banks                          $  333,995 $  326,136 $  313,301
Federal funds sold and securities purchased
   under agreements to resell                    145,000    235,000    265,000
                                              ---------- ---------- ----------
        Total cash and cash equivalents          478,995    561,136    578,301
                                              ---------- ---------- ----------
Mortgage loans held for sale                      13,279     69,173     44,741
Investment securities - held to maturity:
   U.S. Government & its agencies              1,664,148  1,904,717  1,856,639
   State and municipal obligations               228,361    263,040    276,147
   Other                                           9,208      8,277      8,188
                                              ---------- ---------- ----------
        Total investment securities (market
           values of $1,864,271, $2,228,818
           and $2,211,070)                     1,901,717  2,176,034  2,140,974
                                              ---------- ---------- ----------
Loans                                          4,958,224  4,345,780  4,331,102
   Deduct:  Unearned income                     (359,602)  (327,635)  (336,846)
            Allowance for loan losses            (53,323)   (50,927)   (50,775)
                                              ---------- ---------- ----------
        Net loans                              4,545,299  3,967,218  3,943,481
                                              ---------- ---------- ----------
Premises and equipment                           141,998    137,007    136,563
Other assets                                     139,505    126,315    130,454
                                              ---------- ---------- ----------
   Total Assets                               $7,220,793 $7,036,883 $6,974,514
                                              ========== ========== ==========

CONSOLIDATED BALANCE SHEETS (Continued) (Unaudited)


                                               Sept. 30  December 31 Sept. 30
                                                 1994       1993       1993
                                              ---------- ---------- -----------
                                                       (In thousands)
LIABILITIES
Deposits:
   Noninterest-bearing                        $1,092,828 $1,039,933 $1,020,253
   Interest-bearing:
        Transaction accounts                   1,265,987  1,294,867  1,233,782
        Money market accounts                    710,999    724,462    722,851
        Savings deposits                       1,311,642  1,325,943  1,311,222
        Certificates of deposit:
           Large denomination                    190,063    165,360    166,530
           Other                               1,672,878  1,585,824  1,607,468
                                              ---------- ---------- ----------
           Total deposits                      6,244,397  6,136,389  6,062,106
Interest, taxes and other liabilities             57,872     56,126     58,022
Short-term borrowings and securities sold under
   agreements to repurchase                      176,082    151,859    181,578
Long-term indebtedness                             4,001      1,008      1,039
                                              ---------- ---------- ----------
   Total Liabilities                           6,482,352  6,345,382  6,302,745
                                              ---------- ---------- ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       753        805        808
Common stock, $1 par value                        32,292     32,444     32,407
Capital Surplus                                   58,642     68,406     67,627
Retained Earnings                                646,754    589,846    570,927
                                              ---------- ---------- ----------
   Total Shareholders' Equity                    738,441    691,501    671,769
                                              ---------- ---------- ----------
   Total Liabilities and Shareholders' Equity $7,220,793 $7,036,883 $6,974,514
                                              ========== ========== ==========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                       Three Months Ended    Nine Months Ended
                                            Sept. 30              Sept. 30
                                        1994       1993       1994       1993
                                       -------    -------   --------   --------
                                         (In thousands, except per share data)

Interest income:
     Interest and fees on loans        $96,315    $91,087   $277,559   $271,982
     Interest on mortgage loans
      held for sale                        300        691      1,614      1,765
     Income on investment
      securities - held to maturity:
        U.S. Government & its agencies  25,342     28,941     81,292     88,792
        State and municipal
         obligations                     2,922      3,671      9,435     11,397
        Other                              131        140        430        526
     Income from federal funds sold
      and securities purchased
      under agreements to resell         1,937      2,212      5,481      6,300
                                       -------    -------   --------   --------
        Total interest income          126,947    126,742    375,811    380,762
                                       -------    -------   --------   --------

Interest expense:
     Deposits:
        Transaction accounts             7,053      8,113     21,300     24,170
        Money market accounts            4,869      4,999     14,133     15,352
        Savings deposits                 9,206      9,771     27,454     28,174
        Certificates of deposit:
           Large denomination            2,193      1,558      4,995      4,799
           Other                        15,722     16,288     45,881     49,690
     Short-term borrowings               1,976        934      4,631      2,549
     Long-term indebtedness                104         47        341        173
                                       -------    -------   --------   --------
        Total interest expense          41,123     41,710    118,735    124,907
                                       -------    -------   --------   --------
Net interest income                     85,824     85,032    257,076    255,855
Provision for loan losses                  938        820      5,101      5,034
                                       -------    -------   --------   --------
Net interest income after provision
 for loan losses                        84,886     84,212    251,975    250,821
                                       -------    -------   --------   --------

CONSOLIDATED STATEMENTS OF INCOME (Continued) (Unaudited)


                                       Three Months Ended    Nine Months Ended
                                            Sept. 30              Sept. 30
                                        1994       1993       1994       1993
                                       -------    -------   --------   --------
                                         (In thousands, except per share data)

Net interest income after provision
 for loan losses                        84,886     84,212    251,975    250,821
                                       -------    -------   --------   --------
Other income:
    Service charges on deposit
      accounts                           9,070      8,922     27,108     25,726
    Insurance premiums and
      commissions                        1,749      1,634      4,997      4,923
    Credit card service charges
      and fees                           2,935      2,698      8,357      7,997
    Trust services                       1,394      1,361      3,884      3,786
    Income from other customer
      services                           4,692      4,212     13,079     12,617
    Securities gains before
      income tax provisions
      of $1, $0, $338 and $9                 3       -           967         26
    Other                                  850      1,975      5,919      5,377
                                       -------    -------   --------   --------
        Total other income              20,693     20,802     64,311     60,452
                                       -------    -------   --------   --------
Other expenses:
     Salaries and employee benefits     35,774     34,870    104,767    100,632
     Occupancy                           4,868      4,564     14,387     13,646
     Equipment                           5,068      4,944     14,953     14,545
     FDIC assessment                     3,474      3,369     10,268     10,043
     Other                              15,446     14,705     44,994     44,509
                                       -------    -------   --------   --------
        Total other expenses            64,630     62,452    189,369    183,375
                                       -------    -------   --------   --------
Income before income taxes              40,949     42,562    126,917    127,898
Provision for income taxes              13,363     14,039     41,486     40,863
                                       -------    -------   --------   --------
NET INCOME                             $27,586    $28,523   $ 85,431   $ 87,035
                                       =======    =======   ========   ========
Net income per share of common stock      $.85       $.88      $2.63      $2.68


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                            Nine Months Ended
                                                                 Sept. 30
                                                             1994       1993
                                                           --------   --------
                                                              (In thousands)

Net cash provided by operating activities                  $111,092   $117,714

Investing activities:
     Proceeds from the maturity of investment securities    490,070    465,690
     Proceeds from the sale of investment securities          3,010      1,102
     Purchase of investment securities                     (230,024)  (457,676)
     Net increase in loans                                 (583,038)  (215,429)
     Net decrease in mortgages held for sale                 55,894     15,363
     Purchases of premises and equipment                    (15,103)    (9,240)
     Sales of premises and equipment                            949        302
     Goodwill and other intangible assets acquired           (7,220)    (1,155)
     Purchase of a bank's assets less liabilities            11,745       -
     Other                                                   (4,778)    (4,410)
                                                           --------   --------
        Net cash used by investing activities              (278,495)  (205,453)
                                                           --------   --------
Financing activities:
     Net increase in deposits                               108,008     48,360
     Net increase in short-term borrowings                   24,222     30,897
     Proceeds from long-term borrowing                        3,722       -
     Principal payments on long-term borrowings                (730)    (4,188)
     Cash dividends - common, $.94 and $.80 per share       (30,594)   (25,756)
     Cash dividends - preferred                                 (40)       (41)
     Cash dividends paid by a bank prior to its acquisition    -          (204)
     Stock purchased and retired                            (19,980)      -
     Proceeds from issuance of common stock                     654        588
                                                           --------   --------
        Net cash provided by financing activities            85,262     49,656
                                                           --------   --------
        Net decrease in cash and cash
         equivalents                                        (82,141)   (38,083)
        Cash and cash equivalents at beginning of year      561,136    616,384
                                                           --------   --------
        Cash and cash equivalents at end of period         $478,995   $578,301
                                                           ========   ========
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)


                                                            Nine Months Ended
                                                                 Sept. 30
                                                             1994       1993
                                                           --------   --------
                                                              (In thousands)

Balance at beginning of year                               $691,501   $607,399
Increase attributable to an acquired bank                    11,745      3,453
Net income                                                   85,431     87,035
Common stock purchased and retired                          (19,980)      -
Issuance of common stock for the dividend reinvestment
 plan, stock options and stock appreciation rights              654        588
                                                           --------   --------
                                                            769,351    698,475
                                                           --------   --------
Deduct dividends declared:
     Preferred stock                                             39         40
     Common stock, $.95 and $.82 per share                   30,871     26,462
     Dividends paid by a bank prior to its acquisition         -           204
                                                           --------   --------
                                                             30,910     26,706
                                                           --------   --------
Balance at end of period                                   $738,441   $671,769
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

3. ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses was (in thousands):

                                       Three Months Ended   Nine Months Ended
                                            Sept. 30            Sept. 30
                                        1994       1993      1994      1993
                                       -------    -------   -------   -------

Balance at beginning of period         $53,472    $50,727   $50,927   $49,340
Balance of acquired banks                 -           259       744       259
Provision charged to operating
 expense                                   938        820     5,101     5,034
                                       -------    -------   -------   -------
                                        54,410     51,806    56,772    54,633
Less:
     Loans charged off, net of
      recoveries of $988, $991,
      $2,954 and $2,989                  1,087      1,031     3,449     3,858
                                       -------    -------   -------   -------
Balance at September 30                $53,323    $50,775   $53,323   $50,775
                                       =======    =======   =======   =======
Percentage of net charge-offs to
   average loans                           .10%       .10%      .11%      .13%
Percentage of allowance for loan
   losses to period-end loans                                  1.16      1.26
Percentage of nonperforming assets
   to period-end loans                                          .54       .73


  4. FEDERAL INCOME TAX

        The reconciliation of income tax computed at the federal statutory tax rates to provision for income tax is as follows (dollars in thousands):

                          Three Months Ended            Nine Months Ended
                                Sept. 30                     Sept. 30
                          1994           1993          1994           1993
                      ------------   ------------  ------------   ------------
                         $     %        $     %       $     %        $     %
                      ------- ----   ------- ----  ------- ----   ------- ----
Statutory rate before
 tax rate change                     $14,574 34.0%                $43,485 34.0%
Enacted tax rate change                  429  1.0                   1,279  1.0
                                     ------- ----                 ------- ----
Statutory rate        $14,332 35.0%   15,003 35.0  $44,421 35.0%   44,764 35.0
Retroactive effect
 of tax rate increase    -      -        850  1.9     -      -       -      -
Nontaxable interest on
 municipal obligations (1,165)(2.8)   (1,549)(3.6)  (3,769)(3.0)   (4,453)(3.5)
Deferred tax benefit
 adjusted from
 34% to 35%              -      -       (432)(1.0)    -      -       (432) (.3)
Other items               196   .5       167   .7      834   .7       984   .7
                      ------- ----   ------- ----  ------- ----   ------- ----
Effective rate        $13,363 32.7%  $14,039 33.0% $41,486 32.7%  $40,863 31.9%
                      ======= ====   ======= ====  ======= ====   ======= ====

5. PREFERRED STOCK
     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:


                                             Sept. 30  December 31   Sept. 30
              Series   Dividends               1994       1993         1993
            ---------  ---------             --------  -----------   --------

                A           5%                24,101       24,673     25,029
                B           7%                 9,520       10,110     10,110
                C           7%                10,484       13,964     13,964
                D           8%                31,183       31,712     31,712
                                              ------       ------     ------
                                              75,288       80,459     80,815
                                              ======       ======     ======



6. COMMON STOCK
     There are 60,000,000 shares of common stock, par value $1.00 per share, authorized and 32,292,000, 32,444,000 and 32,407,000 shares were outstanding at September 30, 1994, December 31, 1993 and September 30, 1993, respectively. Options to purchase 307,550 shares of common stock and 8,750 stock appreciation rights were outstanding on September 30, 1994. A total of 4,756,172 shares of common stock were reserved at September 30, 1994: 109,788 shares for the conversion of preferred stock, 597,800 shares for stock options and stock appreciation rights and 4,048,584 shares for future acquisitions.



7. EARNINGS PER SHARE
     Earnings per share of common stock for the nine months ended September 30, after giving effect to dividends on preferred stock of $39,000 in 1994 and $40,000 in 1993, are based on 32,515,000 and 32,504,000 average shares respectively.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net income in the third quarter of $27,586,000 or $.85 per share was down 3% as compared to the $28,523,000 or $.88 per share earned in the third quarter of 1993. Return on average assets remained at a historically high level of 1.52% during the third quarter and return on average shareholders' equity totaled 15.03%. For the first nine months, net income of $85,431,000 or $2.63 per share was down 2% as compared to the $87,035,000 or $2.68 earned during the first nine months of 1993. These earnings produced a return on average assets of 1.59% and a return on average shareholders' equity of 15.89%.

                                    10
         Loan volume moderated as compared to the exceptionally strong volumes recorded in the second quarter but was still up strongly. Average loans increased 15% over the prior year's third quarter, and actual loans were up at an annualized rate of 8% over the second quarter. Automobile loans originated through car dealers increased at an annualized rate of 26% over the balance at the end of the second quarter, and new loan production remains strong. Automobile loans comprise approximately 42% of the loan portfolio and are made primarily to consumers in the Corporation's trade area on a monthly amortizing basis in amounts under $20,000 and with terms of no more than 60 months.
         Home equity loans declined slightly after growing substantially in the first and second quarters when the Corporation had extensive production due to heavy advertising and employee incentive programs. Credit card loans increased 15% as compared to the end of the previous year's third quarter; however, these loans comprise only 3% of the total loan portfolio. Average commercial loans increased 11% as compared to the third quarter of 1993 due to increases in floor plan lending and a general increase in loans to small businesses. Real estate loans advanced 6% on average as compared to the prior year's third quarter primarily due to increases in construction loans secured by residential developments. The loan/deposit ratio increased 8 percentage points over 1993, to 74%.
         Average deposits increased 3% as compared to the prior year's third quarter although demand deposits increased 7% and NOW accounts increased 5%. In the past several months, competition for deposits in the Corporation's market area has heated up as interest rates in general have moved up substantially since the beginning of the year. Nearly 60% of the Corporation's deposits are comprised of transaction and consumer savings accounts that are not as sensitive to increases in interest rates. The netinterest margin declined 10 basis points to 5.22% during the quarter, however, as higher yielding securities and loans matured and were replaced with loans at generally lower yields. The Corporation is slightly asset-sensitive and, because of its reliance primarily on low-cost, stable core deposits, generally benefits during periods of rising interest rates and higher interest rate levels.
         Due to the strong growth in loans and the modest growth in deposits, the Corporation has allowed its investment portfolio to decline as maturing securities are not being reinvested but are providing funds for the growth in loans. It is the Corporation's practice to ladder its investment portfolio with approximately equal amounts maturing each month. This provides liquidity in periods of strong loan growth and repricing ability during periods of changing interest rates. The Corporation does not engage in hedging or swap transactions nor does it purchase any derivative securities or structured notes.
          Asset quality remains excellent with improvements in delinquencies, nonperforming assets and net loan charge-offs. Nonperforming assets declined 15% compared to the previous year's third quarter and amounted to only .54% of period-end loans. Loans past due 90 days or more declined 2 basis points to .07% as compared to the previous year.

Nonperforming assets and loans past due 90 days or more as of September 30, 1994 and 1993, were (dollars in thousands):
                                                    1994        1993
                                                  -------     -------
                                                 (Dollars in thousands)
         Nonaccruing loans                        $15,493     $19,366
         Restructured loans                         2,268       2,381
         Foreclosed real estate                     7,022       7,369
                                                  -------     -------
         Total                                    $24,783     $29,116
                                                  =======     =======
         Percentage of total loans                    .54%       .73%
                                                  =======     =======
         Loans past due 90 days or more           $ 3,425     $ 3,638
                                                  =======     =======
         Percentage of total loans                    .07%        .09%
                                                  =======     =======
          The provision for loan losses increased 14% to $938,000 as compared to the prior year's third quarter due to the growth in outstanding loans. The allowance for loan losses as of September 30, 1994, amounted to $53.323 million, an increase of 5% over the previous year's third quarter and represented 1.16% of outstanding loans. Net charge-offs in the third quarter declined 15% as compared to the second quarter, and for the first nine months, declined 11% as compared to the similar period in 1993. Net charge-offs in the third quarter represented only .10% of average loans and for the first nine months was .11% of average loans. The allowance covers annualized net charge-offs 11.6 times and represents 300% of nonperforming loans.
          Noninterest income declined 1% as compared to the third quarter of 1993 and was down 8% as compared to the second quarter of 1994. The decline, as compared to the prior year's third quarter, was due to lower levels of loan originations from the Corporation's mortgage loan subsidiary as refinancing activity from consumers has evaporated because of higher interest rates. Service charges on deposit accounts increased 2% over the prior year's third quarter due to a greater number of accounts but was less than the increase in deposits due to a higher number of customers maintaining sufficient balances to avoid service charges.
          Noninterest expenses increased at a 3% rate in the third quarter and for the first nine months, which was consistent with the general rate of inflation. The Corporation's efficiency ratio of 58% for the first nine months was up slightly compared to 1993 due to flatness in net interest income. The Corporation continues to stress strict expense controls, and despite its extensive branch structure, operates at considerably more efficient levels than its peers.
          The Corporation's provision for income taxes declined 5% as compared to the previous year's third quarter, which included a retroactive provision for an increase in the federal corporate income tax rate. For the first nine months, the provision for income taxes increased 2% despite a 1% decline in income resulting from a 17% drop in interest income from tax-exempt municipal securities.
          Shareholders' equity grew 10% to $738 million as compared to September 30, 1993, but was down slightly as compared to the end of the second quarter of 1994 due to the repurchase of 499,000 shares of common stock. The Corporation may purchase up to 2,700,000 shares of its common stock in connection with the anticipated acquisition of the Farmers National Bancorp. As a result of the repurchase, the Corporation's Tier 1 leverage ratio declined 10 basis points to 9.96% as compared to the end of the second quarter of 1994 but was up 46 basis points as compared to the previous year's third quarter.
AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Three Months Ended Sept. 30
                                                        1994
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,738,427   $ 25,342     5.78%
    State and municipal obligations
      (Fully taxable-equivalent basis)        233,286      4,134     7.09
    Other (Fully taxable-equivalent basis)      9,466        134     5.66
                                           ----------   --------
      Total investment securities           1,981,179     29,610     5.94
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,202,289     67,305     8.33
    Real estate                               688,390     15,235     8.85
    Other (Fully taxable-equivalent basis)    655,727     14,346     8.67
                                           ----------   --------
      Total loans                           4,546,406     96,886     8.53
                                           ----------   --------
  Mortgage loans held for sale                 15,467        300     7.75
  Federal funds sold and securities
    purchased under agreements to resell      161,234      1,937     4.77
                                           ----------   --------
      Total earning assets and income      $6,704,286    128,733     7.66
                                           ==========   --------
Interest-bearing liabilities:
  Transaction accounts                     $1,286,597      7,053     2.17
  Money-market accounts                       731,633      4,869     2.64
  Savings deposits                          1,340,515      9,206     2.72
  Certificates of deposit:
    Large denomination                        188,492      2,193     4.62
    Other                                   1,631,754     15,722     3.82
                                           ----------   --------
      Total interest-bearing deposits       5,178,991     39,043     2.99
  Short-term borrowings                       195,056      1,976     4.02
  Notes and mortgages                           4,151        104    10.04
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,378,198     41,123     3.03
                                           ==========   --------
Net interest income and net interest margin             $ 87,610     5.22%
                                                        ========

Other average balances:
  Demand deposits                          $1,078,441
  Common shareholders' equity                 733,378
  Total shareholders' equity                  734,153
  Total assets                              7,244,909

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Three Months Ended Sept. 30
                                                        1993
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,851,737   $ 28,941     6.20%
    State and municipal obligations
      (Fully taxable-equivalent basis)        267,485      5,150     7.70
    Other (Fully taxable-equivalent basis)      9,108        140     6.15
                                           ----------   --------
      Total investment securities           2,128,330     34,231     6.39
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             2,707,904     63,693     9.40
    Real estate                               649,244     15,055     9.28
    Other (Fully taxable-equivalent basis)    593,373     12,833     8.58
                                           ----------   --------
      Total loans                           3,950,521     91,581     9.23
                                           ----------   --------
  Mortgage loans held for sale                 41,538        691     6.66
  Federal funds sold and securities
    purchased under agreements to resell      282,814      2,212     3.10
                                           ----------   --------
      Total earning assets and income      $6,403,203    128,715     8.02
                                           ==========   --------
Interest-bearing liabilities:
  Transaction accounts                     $1,220,150      8,113     2.64
  Money-market accounts                       736,854      4,999     2.69
  Savings deposits                          1,301,465      9,771     2.98
  Certificates of deposit:
    Large denomination                        166,477      1,558     3.71
    Other                                   1,619,340     16,288     3.98
                                           ----------   --------
      Total interest-bearing deposits       5,044,286     40,729     3.20
  Short-term borrowings                       153,769        934     2.41
  Notes and mortgages                           1,054         47    18.00
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,199,109     41,710     3.18
                                           ==========   --------
Net interest income and net interest margin             $ 87,005     5.43%
                                                        ========

Other average balances:
  Demand deposits                          $1,005,212
  Common shareholders' equity                 661,215
  Total shareholders' equity                  662,025
  Total assets                              6,919,389

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Nine Months Ended Sept. 30
                                                        1994
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,832,439   $ 81,292     5.93%
    State and municipal obligations
      (Fully taxable-equivalent basis)        247,536     13,461     7.25
    Other (Fully taxable-equivalent basis)      8,865        458     6.88
                                           ----------   --------
      Total investment securities           2,088,840     95,211     6.09
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,039,614    197,028     8.64
    Real estate                               650,040     43,481     8.92
    Other (Fully taxable-equivalent basis)    621,382     38,753     8.31
                                           ----------   --------
      Total loans                           4,311,036    279,262     8.69
                                           ----------   --------
  Mortgage loans held for sale                 31,321      1,614     6.87
  Federal funds sold and securities
    purchased under agreements to resell      191,744      5,481     3.82
                                           ----------   --------
      Total earning assets and income      $6,622,941    381,568     7.68
                                           ==========   --------
Interest-bearing liabilities:
  Transaction accounts                     $1,293,832     21,300     2.20
  Money-market accounts                       729,658     14,133     2.59
  Savings deposits                          1,344,525     27,454     2.73
  Certificates of deposit:
    Large denomination                        173,991      4,995     3.84
    Other                                   1,593,048     45,881     3.85
                                           ----------   --------
      Total interest-bearing deposits       5,135,054    113,763     2.96
  Short-term borrowings                       186,038      4,631     3.33
  Notes and mortgages                           4,308        341    10.55
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,325,400    118,735     2.98
                                           ==========   --------
Net interest income and net interest margin             $262,833     5.29%
                                                        ========

Other average balances:
  Demand deposits                          $1,054,989
  Common shareholders' equity                 716,256
  Total shareholders' equity                  717,047
  Total assets                              7,157,085

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Nine Months Ended Sept. 30
                                                        1993
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,849,384   $ 88,792     6.41%
    State and municipal obligations
      (Fully taxable-equivalent basis)        266,653     16,023     8.01
    Other (Fully taxable-equivalent basis)     10,518        555     7.04
                                           ----------   --------
      Total investment securities           2,126,555    105,370     6.62
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             2,635,356    191,526     9.69
    Real estate                               653,656     45,888     9.36
    Other (Fully taxable-equivalent basis)    604,156     36,271     8.02
                                           ----------   --------
      Total loans                           3,893,168    273,685     9.35
                                           ----------   --------
  Mortgage loans held for sale                 35,478      1,765     6.63
  Federal funds sold and securities
    purchased under agreements to resell      271,978      6,300     3.09
                                           ----------   --------
      Total earning assets and income      $6,327,179    387,120     8.16
                                           ==========   --------
Interest-bearing liabilities:
  Transaction accounts                     $1,204,621     24,170     2.68
  Money-market accounts                       752,565     15,352     2.73
  Savings deposits                          1,261,812     28,174     2.98
  Certificates of deposit:
    Large denomination                        167,893      4,799     3.85
    Other                                   1,639,433     49,690     4.05
                                           ----------   --------
      Total interest-bearing deposits       5,026,324    122,185     3.25
  Short-term borrowings                       144,153      2,549     2.36
  Notes and mortgages                           1,492        173    15.46
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,171,969    124,907     3.23
                                           ==========   --------
Net interest income and net interest margin             $262,213     5.53%
                                                        ========

Other average balances:
  Demand deposits                          $  974,194
  Common shareholders' equity                 640,858
  Total shareholders' equity                  641,674
  Total assets                              6,846,883

                         PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

     a)  Exhibit 11  - Statement re:  Computation of Per Share

              Earnings (Page 18)

         Exhibit 15 - Independent Accountants' Review Report from Ernst & Young, LLP (Page 19)

         Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants (Page 20)

         Exhibit 27  - Financial Data Schedule (Page 21)

     b) A Form 8-K was not required to be filed during the quarter ended September 30, 1994. On July 12, 1994 a Form 8-K was filed announcing the proposed acquisition of Farmers National Bancorp. Under the Agreement, shareholders of Farmers National Bancorp will receive 1.5 shares of First Virginia Common Stock for each of their 2,699,056 outstanding shares. Up to 30% of the outstanding Farmers National Bancorp Common Stock may be exchanged for $58.53 in cash at the option of the shareholders of Farmers National Bancorp. No financial statements were filed with the Form 8-K.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.



                                               FIRST VIRGINIA BANKS, INC.


                                                 /s/ Richard F. Bowman
November 7, 1994                                __________________________
                                                Richard F. Bowman,
                                                Senior Vice President
                                                and Treasurer

                                                          EXHIBIT 11


                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
                                    (Unaudited)


                                      Three Months Ended     Nine Months Ended
                                            Sept. 30              Sept. 30
                                        1994       1993       1994       1993
                                      -------    -------    -------    -------
                                       (In thousands, except per share data)

PRIMARY:

   Average common shares outstanding   32,343     32,409     32,419     32,399
   Dilutive effect of stock options        93         87         96        105
                                      -------    -------    -------    -------
     Total average common shares       32,436     32,496     32,515     32,504
                                      =======    =======    =======    =======


   Net income                         $27,586    $28,523    $85,431    $87,035
   Provision for preferred dividends       12         13         39         40
                                      -------    -------    -------    -------
     Net income applicable to common
        stock                         $27,574    $28,510    $85,392    $86,995
                                      =======    =======    =======    =======


     Net income per share of common
        stock                            $.85       $.88      $2.63      $2.68
                                      =======    =======    =======    =======



FULLY DILUTED:

   Average common shares outstanding   32,343     32,409     32,419     32,399
   Dilutive effect of stock options        93         91         96        107
   Conversion of preferred stock          110        117        113        117
                                      -------    -------    -------    -------
        Total average common shares    32,546     32,617     32,628     32,623
                                      =======    =======    =======    =======


   Net income                         $27,586    $28,523    $85,431    $87,035
                                      =======    =======    =======    =======


     Net income per share of common
        stock                            $.85       $.87      $2.62      $2.67
                                      =======    =======    =======    =======

                                                          EXHIBIT 15

     ERNST & YOUNG LLP
     1225 Connecticut Avenue, N.W.
     Washington, D.C. 20036

                     Independent Accountants' Review Report

     Board of Directors
     First Virginia Banks, Inc.

     We have reviewed the accompanying consolidated balance sheets of First Virginia Banks, Inc. and subsidiaries as of September 30, 1994 and 1993, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1994 and 1993, and the consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Corporation's management.

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


                                               /s/ Ernst & Young LLP

     Washington, D. C.
     October 7, 1994

                                                          EXHIBIT 15A

     ERNST & YOUNG LLP
     1225 Connecticut Avenue, N.W.
     Washington, D.C. 20036


     November 7, 1994


     Board of Directors
     First Virginia Banks, Inc.

          We are aware of the incorporation by reference in the Registration Statement Number 33-56127 on Form S-4 dated November 3, 1994, Post-effective Amendment No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994, Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993, Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992, Registration Statement Number 33-31890 on Form S-3 dated November 1, 1989, Post-effective Amendment Number 3 to Registration Statement Number 2-67507 on Form S-3 dated January 7, 1988, Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987, Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987, Registration Statement Number 33-15360 on Form S-3 dated June 26, 1987, of our reports dated April 11, July 11, and October 7, 1994 relating to the unaudited consolidated interim financial statements of First Virginia Banks, Inc. and subsidiaries which are included in its Form 10-Q for the quarters ended March 31, June 30, and September 30, 1994.

          Pursuant to Rule 436 (c) of the Securities Act of 1933, our report is not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.


                                               /s/ Ernst & Young LLP