Form 10-K
period 1994-12-31
FIRST VIRGINIA BANKS INC
filed 1995-03-22
CIK 37032

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

         ANNUAL REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended              Commission file number 1-6580
       December 31, 1994

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _____ No __X__

   The aggregate market value of the common stock of the registrant held by nonaffiliates as of February 28, 1995, was approximately $1,173,714,000. The registrant's voting preferred stock is not actively traded and the market value of such stock is not readily determinable.

   On February 28, 1995, there were 34,058,880 shares of common stock outstanding.

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

  Item 6. Selected Financial Data                                     9/10

  Item 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      10/41

  Item 8. Financial Statements and Supplementary Data                42/70

  Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                         71

Part III

  Item 10. Directors and Executive Officers of the Registrant        71/76

  Item 11. Executive Compensation                                    76/87

  Item 12. Security Ownership of Certain Beneficial Owners
             and Management                                             87

  Item 13. Certain Relationships and Related Transactions               87

Part IV                                                               Page
                                                                      ----
  Item 14. Exhibits, Financial Statement Schedules
             and Reports on Form 8-K                                 88/89

           Signature                                                 90/91

           Financial Statements                                      42/68

           Exhibits:

             Exhibit  3. Articles of Incorporation and Bylaws

             Exhibit 10. Supplemental Compensation Agreement

             Exhibit 11. Statement RE: Computation of per share earnings

             Exhibit 13. First Virginia Banks, Inc. 1994 Annual
                           Report to Stockholders
                           (Not included in Electronic Filing)

             Exhibit 21. Subsidiaries of Registrant

             Exhibit 23. Consent of Independent Auditors

             Exhibit 27. Financial Data Schedule

                                   PART I
                                   ------

ITEM 1.  BUSINESS
         --------

     First Virginia Banks, Inc. (the "Corporation") is a registered bank holding company which was incorporated under the laws of the Commonwealth of Virginia in October, 1949. Since its formation in 1949, the Corporation has acquired control of 59 operating commercial banks, with six acquisitions in the State of Maryland and four in the State of Tennessee, and has organized seven new banks located in the State of Virginia. Forty-three of the banks have been merged or consolidated with other banks controlled by the Corporation and located in the same geographic area, so that, as of December 31, 1994, the Corporation owned all of the outstanding stock of 23 commercial banks (the "Member Banks") with combined assets of $7.813 billion. On that date, the Member Banks operated 269 offices throughout the State of Virginia, 57 offices in Maryland and 23 offices in Tennessee. In addition to the 23 banks, the Corporation owns, directly or through subsidiaries, several bank related member companies with offices in Virginia and six other states, making the Corporation the fourth largest Bank Holding Company with headquarters in the state and the sixth largest banking organization in Virginia, based on total assets of $7.865 billion as of December 31, 1994.


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

     At midyear 1994, the banking offices and deposits controlled by the Corporation's Member Banks represented approximately 13.5% and 9.4% of the banking offices and domestic bank deposits, respectively, in Virginia.


Regulation
- ----------

     The Corporation and its subsidiaries are subject to the supervision and examination of the Federal Reserve Board, the Federal Deposit Insurance Corporation and the state regulators of Virginia, Maryland and Tennessee which have jurisdiction over financial institutions and have obtained regulatory approval for their various activities to the extent required.


Employees
- ---------

     As of December 31, 1994, the Corporation and its subsidiaries employed 5,575 individuals.


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

     Average book value of investment securities                      12/17

     Average demand, savings and time deposits                        12/17

     Effect of rate-volume changes on net interest income             18/19

     Type of loans                                                       26

                                                                       Page
                                                                       ----
     Maturity ranges of time certificates of
         deposit of $100,000 or more                                     28

     Risk elements - loan portfolio                                      31

     Summary of loan loss experience                                     33

     Maturity ranges and average yields - investment
         securities                                                      35

     Loan maturities and sensitivity to changes in
         interest rates                                                  36

     Return on equity and assets, dividend payout
         ratio and equity to assets ratio                                10


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

ROBERT H. ZALOKAR
Chairman of the Board and Chief Executive Officer since 1985 and President from 1978 through 1984; 39 years of service; BS, University of Kansas. Has held numerous executive officer positions with the First Virginia organization including President of First Virginia Bank, Falls Church, from 1973 to 1978, CEO from 1979 to 1985, and Chairman since 1979. Mr. Zalokar is
67. He retired on December 31, 1994.

BARRY J. FITZPATRICK
Chairman of the Board and Chief Executive Officer-Elect effective January 1, 1995; 25 years of service; BBA, University of Notre Dame; MBA, American University, and graduate of The Stonier Graduate School of Banking. Has held several officer positions with First Virginia organizations, including Executive Vice President of the Corporation, responsible for member banks, from 1992 to December 31, 1994; Senior Vice President and Regional Executive Officer, Eastern Region, from 1982 to 1992; and President and CEO of member banks in the Roanoke Valley from 1972 to 1982. Mr. Fitzpatrick is 55.

PAUL H. GEITHNER, JR.
President and Chief Administrative Officer since 1985; 26 years of service; BA, Amherst College; MBA, Wharton Graduate Division, University of Pennsylvania. Elected Vice President 1969, responsible for member banks from 1973 to 1975; Senior Vice President 1974; Assistant to the Chairman and President 1978. Mr. Geithner is 64.


SHIRLEY C. BEAVERS, JR.
Executive Vice President since April 1992; President and Chief Executive Officer of First Virginia Services, Inc. since May 1986; 25 years of service; BS and MBA, American University. Has held various officer positions with First Virginia organizations including that of Executive Vice President and Chief Operating Officer, First Virginia Bank, Falls Church. Mr. Beavers is 49.

RICHARD F. BOWMAN
Senior Vice President, Treasurer and Chief Financial Officer since 1994; 19 years of service; AB, College of William & Mary; Certified Public Accountant and Certified Bank Auditor. Employed as Staff Auditor; appointed Assistant General Auditor in 1978, Vice President and Controller in 1979, and Vice President and Treasurer in 1992. Mr Bowman is 43.

RAYMOND E. BRANN, JR.
Senior Vice President and Regional Executive Officer, Eastern Region, since April 1992; 30 years of service, BS, University of Virginia; MBA, Old Dominion University. Has held various officer positions with First Virginia organizations including that of Senior Vice President and Regional Executive Officer, Tennessee-Western Virginia Region from December 1986 to April 1992, and President and CEO of several member banks, including First Virginia Bank-Colonial and Tri-City Bank and Trust Company. Mr. Brann is 54.

HUGH L.CAMPBELL
Senior Vice President since 1978; 31 years of service; AB, Washington & Lee University; MBA, Colgate Darden Graduate School of Business Administration, University of Virginia; Advanced Management Program, Harvard University, 1979. Responsible for commercial lending, loan administration and financial planning. Mr. Campbell is 57.

CHARLES R. CASH
Senior Vice President and Regional Executive Officer, Shenandoah Valley Region, since 1982; Chairman, President and CEO of First Virginia Bank-Shenandoah Valley since 1970; 31 years of service; graduate certificate, American Institute of Banking. Has held several executive officer positions with banks in the Shenandoah Valley area which have, through merger, become First Virginia Bank-Shenandoah Valley. Mr. Cash is 65.

DOUGLAS M. CHURCH, JR.
Senior Vice President and Regional Executive Officer, Maryland Region, since 1994; 21 years of service; BS, University of Virginia and graduate of The Stonier Graduate School of Banking. Has held various officer positions with First Virginia organizations, including Executive Vice President of First Virginia Services, Inc., and Executive Vice President of First Virginia Bank. Mr. Church is 44.

HENRY HOWARD HICKS, JR.
Senior Vice President and Regional Executive Officer, Southwest Region, since 1982; 41 years of service; graduate certificate, American Institute of Banking. Has held various executive officer positions with First Virginia organizations including President and CEO of First Virginia Bank-Southwest from 1971 to 1982. Mr. Hicks is 59.





A. PAUL LANZILLOTTA
Senior Vice President, Trust Services, since 1979; Executive Vice President, First Virginia Bank, Falls Church, since 1978; 32 years of service; BS, Boston College; JD and LLM, Georgetown University. Joined First Virginia Bank as Trust Officer; appointed Vice President and Trust Officer of the Corporation in 1967 and Senior Vice President and Trust Officer in 1976. Mr. Lanzillotta is 63.

JUSTIN C. O'DONNELL
Senior Vice President and Regional Executive Officer, Northern Region, since 1988; President and CEO, First Virginia Bank, Falls Church, since 1985; 12 years of service; BS, Duquesne University, and graduate of The Stonier Graduate School of Banking. Joined First Virginia Bank as Senior Vice President and Manager of the Commercial Division in 1982. Mr. O'Donnell is 59.

CHARLES L. ROBBINS, III
Senior Vice President and Regional Executive Officer, Tennessee-Western Virginia Region, since April 1992; President and CEO, Tri-City Bank and Trust Company, Tennessee, since 1992; 21 years of service; BS, George Mason University, and graduate of The Stonier Graduate School of Banking. Has held various officer positions with First Virginia Bank, Falls Church, including Senior Vice President and Branch Administrator from August 1987 until April 1992. Mr. Robbins is 42.

THOMAS P. JENNINGS
Vice President, General Counsel and Secretary since January 1993; 16 years of service; BA, Wake Forest University; JD, University of Virginia. Employed as Assistant Counsel; appointed Associate Counsel in 1979, General Counsel in 1980, and Vice President and General Counsel in March 1986. Mr. Jennings is 47.

MELODYE MAYES TOMLIN
Vice President and General Auditor since 1986; 16 years of service; BS, Radford University, and graduate of The Stonier Graduate School of Banking; Certified Public Accountant and Certified Bank Auditor. Employed as Staff Auditor; appointed Regional Audit Manager in 1980 and Assistant General Auditor in 1983. Mrs. Tomlin is 38.

Ages are as of February 28, 1995.


ITEM 2.  PROPERTIES
         ----------

     The banking subsidiaries operated a total of 349 banking offices on December 31, 1994. Of these offices, 207 were owned by the banks, two are owned by the Corporation and leased to the banks, two are owned by affiliated companies and leased to affiliated banks, and 138 were leased from others. The Corporation owns other properties, including the two Corporate headquarters buildings which house personnel of the Corporation and its subsidiaries. On December 31, 1994, the net book value of all real estate and the unamortized cost of improvements to leased premises totaled $129,006,000. Mortgages secured by two properties totaled $77,000, of which $22,000 is payable within one year and the remaining balance is due in 1996.
     As of December 31, 1994, a total annual base rental of approximately $13,350,000 was being paid on leased premises, of which approximately $7,009,000 was being paid to affiliated companies and which was eliminated in consolidation. As of December 31, 1994, total lease commitments having a remaining term in excess of one year to persons other than affiliates were approximately $36,686,000.
     The majority of the properties are modern and well furnished and provide adequate parking.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     There was no submission of matters to a vote of security holders during the fourth quarter of 1994.


                                   PART II
                                   -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         -----------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

  The common stock of the Corporation is listed for trading on the New York Stock Exchange (Trading Symbol: FVB) and the Philadelphia Stock Exchange. The dividends paid per share and the high and low sales price for common shares traded on the New York Stock Exchange were:

                                   Sales Price
                          ------------------------------
                                                             Dividends
                               1994            1993          Per Share
                          --------------  --------------    ------------
                           High    Low     High    Low      1994    1993
                          ------  ------  ------  ------    -----  -----
1st Quarter......         $38.63  $32.25  $40.00  $36.37    $.31    $.26
2nd Quarter......          40.38   34.88   39.00   32.50     .31     .26
3rd Quarter .....          40.25   37.00   41.00   34.00     .32     .28
4th Quarter......          38.63   31.63   40.50   31.75     .32     .28

  The Corporation's preferred stock is not actively traded. The 5% cumulative convertible preferred stock, Series A, pays a dividend of 12 1/2 cents per share in each quarter. The 7% cumulative convertible preferred stock, Series B and C, pays a dividend of 17 1/2 cents per share each quarter. The 8% cumulative convertible preferred stock, Series D, pays a dividend of 20 cents per share each quarter. As of December 31, 1994, there were 19,036 holders of record of the Corporation's voting securities, of which 18,160 were holders of common stock.
ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     A five-year summary of selected financial data follows:

                           1994       1993       1992       1991       1990
                        ---------- ---------- ---------- ---------- ----------
                         (Dollar amounts in thousands, except per-share data)
Balance Sheet Data
 Cash.................. $  420,742 $  326,136 $  381,384 $  361,027 $  291,275
 Overnight investments.     30,000    235,000    235,000    205,000    160,000
 Mortgage loans
  held for sale........     13,291     69,173     60,105     25,841     12,365
 Other interest-
  earning assets.......      8,987      6,263      6,184      5,425      5,395
 Investment securities:
  Taxable .............  1,833,712  1,934,408  1,905,117  1,549,515  1,010,289
  Tax-exempt...........    252,318    235,363    253,926    257,889    271,097
 Loans, net............  4,938,334  3,967,218  3,732,928  3,444,720  3,378,121
 Other assets..........    367,998    263,322    265,903    269,843    255,605
                        ---------- ---------- ---------- ---------- ----------
  Total Assets......... $7,865,382 $7,036,883 $6,840,547 $6,119,260 $5,384,147
                        ========== ========== ========== ========== ==========

 Deposits ............. $6,815,841 $6,136,389 $6,013,746 $5,349,971 $4,715,882
 Short-term borrowings.    179,409    151,859    150,681    144,816     85,667
 Mortgage and other
  indebtedness ........      3,814      1,008      5,227     11,467     11,836
 Other liabilities ....     59,430     56,126     63,494     72,888     73,075
 Shareholders' Equity..    806,888    691,501    607,399    540,118    497,687
                        ---------- ---------- ---------- ---------- ----------
  Total Liabilities and
   Shareholders' Equity $7,865,382 $7,036,883 $6,840,547 $6,119,260 $5,384,147
                        ========== ========== ========== ========== ==========

Operating Results
 Interest income ...... $  503,642 $  504,782 $  525,270 $  515,837 $  501,412
 Interest expense .....    161,639    164,959    204,826    260,286    264,856
                        ---------- ---------- ---------- ---------- ----------
 Net interest income.....  342,003    339,823    320,444    255,551    236,556
 Provision for loan loss.    6,463      6,450     17,355     14,024     13,404
 Noninterest income......   84,700     82,540     77,087     72,283     68,376
 Noninterest expenses....  252,459    245,767    238,891    218,243    202,037
                        ---------- ---------- ---------- ---------- ----------
 Income before income tax  167,781    170,146    141,285     95,567     89,491
 Provision for income tax   54,560     54,122     43,812     25,959     24,380
                        ---------- ---------- ---------- ---------- ----------
 Net income ............$  113,221 $  116,024 $   97,473 $   69,608 $   65,111
                        ========== ========== ========== ========== ==========
 Dividends declared:
  Preferred ............$       51 $       54 $       61 $       71 $       76
  Common................    42,108     36,519     31,830     28,995     27,247

Per Share of Common Stock
 Net income ............      3.51       3.57       3.02       2.17       2.03
 Dividends declared.....      1.28       1.13        .99        .91        .85
 Shareholders' equity...     23.68      21.29      18.85      16.80      15.51
 Market price at year-end    32.00      32.75      36.63      23.67      15.17

                           1994       1993       1992       1991       1990
                         ---------- ---------- ---------- ---------- ----------
Ratios
- ------
Earnings:
 Return on average assets      1.58%     1.68%      1.50%      1.22%      1.25%
 Return on average equity     15.76     17.81      17.03      13.44      13.59
 Net interest margin.....      5.28      5.46       5.46       5.03       5.15
Risk-based capital:
 Tier 1 or core capital..     14.76     16.84      15.52      14.74      14.05
 Tier 2 or total capital.     15.96     18.09      16.77      16.00      15.28
Capital strength:
 Ratio of average equity
  to average assets......     10.04      9.45       8.80       9.08       9.22
 Dividends declared as a
  percentage of net
  income (per share, not
  restated for poolings
  of interests)..........     36.47     31.65      32.78      41.94      41.87

Data for prior years have been restated for material acquisitions accounted for as poolings of interests.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

  First Virginia's net income for the year ended December 31, 1994, was $113.221 million, a decline of 2.4% from the record level of $116.024 million achieved in 1993. Primary earnings per share declined $.06 to $3.51, compared to the $3.57 per share earned in 1993. The drop in earnings per share represented a 1.7% decline. This was less than the decline in net income because of the lower number of shares outstanding during 1994. The primary reason for the decline in net income was a 2.7% increase in noninterest expenses while net interest income remained essentially flat.
  Despite the decline in earnings, First Virginia continued to out-perform its peer group of banks and remained in the top 10% of the best earning banks in the country. During 1994, First Virginia's return on average earning assets was 1.58%, which was the highest of any of the major banking companies in the Corporation's market areas of Virginia, Maryland and East Tennessee. This mark also exceeded the average for all banks in the Corporation's peer group of $5 to $10 billion asset-size banks of 1.31% by 21% and was one of the highest of all banks in the United States. The banking industry had its two best years ever in 1993 and 1994. First Virginia has consistently outperformed the industry, averaging a 1.38% return on average assets over the past ten years compared to the 1.00% return traditionally considered the standard of a high-performing bank.
  The return on average shareholders' equity was 15.76% during 1994 compared to 17.81% in 1993. This was the second highest of any of the major banking companies headquartered in the Corporation's trade area and exceeded the national peer group average of 15.21%. During 1994, the Board of Directors increased the dividend twice, marking the 18th consecutive year of increases and the 13th consecutive year in which the dividend has been increased at least twice during the year. Also during 1994, the Corporation retired approximately 5% of its outstanding shares in a share repurchase program. Despite these actions, First Virginia remains one of the five most highly capitalized banks among the 100 largest banks in the nation. At the end of 1994, it had increased its ratio of shareholders' equity to total assets to 10.26% from 9.83% at the end of 1993.
  Total assets increased 12% during 1994 to $7.865 billion as the Corporation completed two acquisitions during 1994. In June, the Corporation completed the acquisition of the $100 million asset FNB Financial Corporation that operated the First National Bank in Knoxville, Tennessee. In late December, the Corporation completed the largest acquisition in its history when it acquired the $700 million asset Farmers National Bancorp, which operated three banks in Maryland, including the largest bank in the Annapolis area and two banks on Maryland's Eastern Shore. The acquisition of these two companies marks the entry of the Corporation into two critical market areas at the top of First Virginia's priority list. Both of the acquisitions were accounted for as purchases and did not have a material impact on operating results during 1994.
  Average assets increased 4% during 1994, down from the 6% growth in 1993 and the 14% growth in 1992. Loan demand was very strong during the year as average loans increased 12% compared to an 8% growth in 1993, with demand for home equity and automobile loans particularly strong. Indirect automobile loan production increased 20% as the Corporation opened two loan production offices in North Carolina and continued to be a strong player in its traditional market area. Direct installment loans made in the branches, including home equity loans, increased 22% during 1994. The growth in both categories of loans had slowed by the end of the year, however, as interest rates rose in response to the Federal Reserve's moves to slow the economy and control inflation.
  Average deposits increased 3% in 1994 after advancing 6% in 1993. The increase in interest rates during the year was responsible for the sluggish deposit growth, and the Corporation began to experience the effects of disintermediation as customers moved funds out of savings and insured money market accounts and into higher-yielding deposit categories, such as certificates of deposit. One of the biggest competitors for deposit funds was the U.S. Government as rates on short-term Treasury securities rose rapidly in response to the Federal Reserve's actions. In order to fund the strong loan growth, the Corporation permitted a portion of the investment portfolio to mature and be reinvested in loans.
                                                 Year Ended December 31
                                                  94vs93 93vs92 92vs91
                                                   -----  -----  -----
Earnings per share - prior period................. $3.57  $3.02  $2.17
                                                   -----  -----  -----
Net change during the year:
  Taxable interest income.........................   .04   (.37)   .24
  Tax-exempt interest income......................  (.06)  (.04)  (.05)
  Interest expense ...............................   .07    .80   1.13
  Provision for loan losses.......................   .00    .22   (.07)
  Gain on sale of mortgage servicing rights.......   .03    .02   (.04)
  Noninterest income..............................   .02    .08    .14
  FDIC expense....................................  (.01)  (.02)  (.05)
  Noninterest expense, excluding FDIC expense.....  (.13)  (.12)  (.37)
  Income taxes....................................  (.04)  (.01)  (.07)
  Decrease (increase) in common shares outstanding   .02   (.01)  (.01)
                                                   -----  -----  -----
    Net increase (decrease) during the period.....  (.06)   .55    .85
                                                   -----  -----  -----
Earnings per share - current period............... $3.51  $3.57  $3.02
                                                   =====  =====  =====
AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES


                                                        1994
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
ASSETS                                           (Dollars in thousands)
Interest-earning assets:
  Investment securities- held to maturity:
    U.S. Government & its agencies         $1,777,875   $104,701     5.89%
    State and municipal obligations(1)        240,615     17,288     7.18
    Other(1)                                    2,141        153     7.15
                                           ----------   --------
      Total investment securities           2,020,631    122,142     6.04
                                           ----------   --------
  Loans, net of unearned income:(2)
    Installment                             3,089,033    264,795     8.57
    Real estate                               667,382     59,198     8.87
    Other(1)                                  630,724     54,600     8.66
                                           ----------   --------
      Total loans                           4,387,139    378,593     8.63
                                           ----------   --------
  Mortgage loans held for sale                 26,602      1,893     7.12
  Federal funds sold and securities
     purchased under agreements to resell     178,829      8,084     4.52
  Other interest-earning assets                 6,584        396     6.00
                                           ----------   --------
      Total earning assets and
         interest income                    6,619,785    511,108     7.72
                                           ----------   --------
Noninterest-earning assets:
  Cash and due from banks                     317,353
  Premises and equipment, net                 141,142
  Other assets                                132,019
  Less allowance for loan losses              (52,515)
                                           ----------
      Total Assets                         $7,157,784
                                           ==========


(1) Income from tax-exempt securities and loans is included in interest income on a taxable-equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 35% in 1994 and 1993, 34% in 1992, and increased in recognition of the partial disallowance of interest costs incurred to carry the tax-exempt investments.

(2) Nonaccruing loans are included in their respective categories.

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                        1994
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
LIABILITIES AND SHAREHOLDERS' EQUITY             (Dollars in thousands)
Interest-bearing liabilities:
  Transaction accounts                     $1,289,956  $  28,315     2.20%
  Money-market accounts                       723,202     19,004     2.63
  Savings deposits                          1,327,002     36,247     2.73
  Certificates of deposit:
    Consumer                                1,614,572     63,339     3.92
    Large denomination                        180,140      7,192     3.99
                                           ----------   --------
      Total interest-bearing deposits       5,134,872    154,097     3.00
  Short-term borrowings                       178,333      7,101     3.98
  Long-term indebtedness                        4,173        441    10.57
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense                5,317,378    161,639     3.04
                                           ----------   --------
Noninterest-bearing liabilities:
  Demand deposits                           1,062,951
  Other                                        59,013
Shareholders' equity                          718,442
                                           ----------
      Total liabilities and
        shareholders' equity               $7,157,784
                                           ==========
Net interest income and
   net interest margin                                  $349,469     5.28%
                                                        ========

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES


                                                        1993
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
ASSETS                                           (Dollars in thousands)
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,863,228   $117,634     6.31%
    State and municipal obligations(1)        268,288     21,206     7.90
    Other(1)                                    2,866        215     7.50
                                           ----------   --------
      Total investment securities           2,134,382    139,055     6.51
                                           ----------   --------
  Loans, net of unearned income:(2)
    Installment                             2,669,463    254,157     9.52
    Real estate                               652,118     60,845     9.33
    Other(1)                                  597,811     47,549     7.95
                                           ----------   --------
      Total loans                           3,919,392    362,551     9.25
                                           ----------   --------
  Mortgage loans held for sale                 38,930      2,568     6.60
  Federal funds sold and securities
     purchased under agreements to resell     270,392      8,359     3.09
  Other interest-earning assets                 6,255        372     5.95
                                           ----------   --------
      Total earning assets and
         interest income                    6,369,351    512,905     8.05
                                           ----------   --------
Noninterest-earning assets:
  Cash and due from banks                     305,900
  Premises and equipment, net                 137,124
  Other assets                                129,245
  Less allowance for loan losses              (50,882)
                                           ----------
      Total Assets                         $6,890,738
                                           ==========


(1) Income from tax-exempt securities and loans is included in interest income on a taxable-equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 35% in 1994 and 1993, 34% in 1992, and increased in recognition of the partial disallowance of interest costs incurred to carry the tax-exempt investments.

(2) Nonaccruing loans are included in their respective categories.

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                        1993
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
LIABILITIES AND SHAREHOLDERS' EQUITY             (Dollars in thousands)
Interest-bearing liabilities:
  Transaction accounts                     $1,218,697  $  31,840     2.61%
  Money-market accounts                       746,703     20,090     2.69
  Savings deposits                          1,276,937     37,432     2.93
  Certificates of deposit:
    Consumer                                1,627,982     65,460     4.02
    Large denomination                        167,697      6,353     3.79
                                           ----------   --------
      Total interest-bearing deposits       5,038,016    161,175     3.20
  Short-term borrowings                       150,951      3,563     2.36
  Long-term indebtedness                        1,374        221    16.06
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense                5,190,341    164,959     3.18
                                           ----------   --------
Noninterest-bearing liabilities:
  Demand deposits                             990,007
  Other                                        58,929
Shareholders' equity                          651,461
                                           ----------
      Total liabilities and
        shareholders' equity               $6,890,738
                                           ==========
Net interest income and
   net interest margin                                  $347,946     5.46%
                                                        ========
AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES


                                                        1992
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
ASSETS                                          (Dollars in thousands)
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,815,126   $125,528     6.92%
    State and municipal obligations(1)        252,240     21,615     8.57
    Other(1)                                   43,047      3,297     7.66
                                           ----------   --------
      Total investment securities           2,110,413    150,440     7.13
                                           ----------   --------
  Loans, net of unearned income:(2)
    Installment                             2,431,099    261,774    10.77
    Real estate                               610,223     61,814    10.13
    Other(1)                                  618,784     50,447     8.15
                                           ----------   --------
      Total loans                           3,660,106    374,035    10.22
                                           ----------   --------
  Mortgage loans held for sale                 34,064      2,742     8.05
  Federal funds sold and securities
     purchased under agreements to resell     260,606      9,516     3.65
  Other interest-earning assets                 5,876        356     6.06
                                           ----------   --------
      Total earning assets and
         interest income                    6,031,125    533,991     8.85
                                           ----------   --------
Noninterest-earning assets:
  Cash and due from banks                     246,218
  Premises and equipment, net                 140,016
  Other assets                                133,129
  Less allowance for loan losses              (47,060)
                                           ----------
      Total Assets                         $6,503,428
                                           ==========


(1) Income from tax-exempt securities and loans is included in interest income on a taxable-equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 35% in 1994 and 1993, 34% in 1992, and increased in recognition of the partial disallowance of interest costs incurred to carry the tax-exempt investments.

(2) Nonaccruing loans are included in their respective categories.

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                        1992
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
LIABILITIES AND SHAREHOLDERS' EQUITY             (Dollars in thousands)
Interest-bearing liabilities:
  Transaction accounts                     $1,059,112  $  34,540     3.26%
  Money-market accounts                       788,729     26,067     3.30
  Savings deposits                            954,503     35,883     3.76
  Certificates of deposit:
    Consumer                                1,856,277     94,207     5.08
    Large denomination                        187,662      8,767     4.67
                                           ----------   --------
      Total interest-bearing deposits       4,846,283    199,464     4.12
  Short-term borrowings                       145,227      4,149     2.86
  Long-term indebtedness                       10,833      1,213    11.20
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense                5,002,343    204,826     4.09
                                           ----------   --------
Noninterest-bearing liabilities:
  Demand deposits                             864,000
  Other                                        64,812
Shareholders' equity                          572,273
                                           ----------
      Total liabilities and
        shareholders' equity               $6,503,428
                                           ==========
Net interest income and
   net interest margin                                  $329,165     5.46%
                                                        ========
EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                                            1994 Compared to 1993
                                             Increase (Decrease)
                                              Due to Change in
                                       ------------------------------
                                                               Total
                                        Average    Average   Increase
                                        Volume      Rate    (Decrease)
                                       --------   --------   --------
Interest income                                (In thousands)
- ---------------
Investment securities-held to maturity:
  U.S. Government and
   its agencies                        $ (5,389)  $ (7,544)  $(12,933)
  State and municipal obligations*       (2,187)    (1,731)    (3,918)
  Other*                                    (54)        (8)       (62)
                                       --------   --------   --------
    Total investment securities          (7,630)    (9,283)   (16,913)
                                       --------   --------   --------
Loans:
  Installment                            39,947    (29,309)    10,638
  Real estate                             1,424     (3,071)    (1,647)
  Other*                                  2,618      4,433      7,051
                                       --------   --------   --------
    Total loans                          43,989    (27,947)    16,042
                                       --------   --------   --------
Mortgage loans held for sale               (813)       138       (675)
Federal funds sold and securities
  purchased under agreements
  to resell                              (2,831)     2,556       (275)
Other interest-earning assets                20          3         23
                                       --------   --------   --------
    Total interest income                32,735    (34,533)    (1,798)
                                       --------   --------   --------
Interest expense
- ----------------
Transaction accounts                      1,862     (5,387)    (3,525)
Money market accounts                      (632)      (454)    (1,086)
Savings deposits                          1,468     (2,653)    (1,185)
Certificates of deposit:
  Consumer                                 (539)    (1,582)    (2,121)
  Large denomination                        471        368        839
                                       --------   --------   --------
    Total interest-bearing deposits       2,630     (9,708)    (7,078)
Short-term borrowings                       646      2,892      3,538
Long-term indebtedness                      450       (230)       220
                                       --------   --------   --------
    Total interest expense                3,726     (7,046)    (3,320)
                                       --------   --------   --------
Net interest income                    $ 29,009   $(27,487)  $  1,522
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

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                                            1993 Compared to 1992
                                             Increase (Decrease)
                                              Due to Change in
                                       ------------------------------
                                                               Total
                                        Average    Average   Increase
                                        Volume      Rate    (Decrease)
                                       --------   --------   --------
Interest income                                (In thousands)
- ---------------
Investment securities-held to maturity:
  U.S. Government and
   its agencies                        $  3,328   $(11,222)  $ (7,894)
  State and municipal obligations*         (668)    (1,665)    (2,333)
  Other*                                   (798)        (4)      (802)
                                       --------   --------   --------
    Total investment securities           1,862    (12,891)   (11,029)
                                       --------   --------   --------
Loans:
  Installment                            25,666    (33,283)    (7,617)
  Real estate                             7,795     (6,022)     1,773
  Other*                                 (1,709)    (1,189)    (2,898)
                                       --------   --------   --------
    Total loans                          31,752    (40,494)    (8,742)
                                       --------   --------   --------
Mortgage loans held for sale                392       (566)      (174)
Federal funds sold and securities
  purchased under agreements
  to resell                                 357     (1,514)    (1,157)
Other interest-earning assets                23         (7)        16
                                       --------   --------   --------
    Total interest income                34,386    (55,472)   (21,086)
                                       --------   --------   --------
Interest expense
- ----------------
Transaction accounts                      5,204     (7,904)    (2,700)
Money market accounts                    (1,389)    (4,588)    (5,977)
Savings deposits                         12,122    (10,573)     1,549
Certificates of deposit:
  Consumer                              (11,586)   (17,161)   (28,747)
  Large denomination                       (933)    (1,481)    (2,414)
                                       --------   --------   --------
    Total interest-bearing deposits       3,418    (41,707)   (38,289)
Short-term borrowings                       164       (750)      (586)
Notes and mortgages                      (1,059)        67       (992)
                                       --------   --------   --------
    Total interest expense                2,523    (42,390)   (39,867)
                                       --------   --------   --------
Net interest income                    $ 31,863   $(13,082)  $ 18,781
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

STATEMENT OF INCOME
- -------------------

NET INTEREST INCOME

  The tables on the previous pages detail the increase in earning assets, interest-bearing liabilities and demand deposits for the last three years, along with the related levels of fully taxable-equivalent interest income and expense. The variance in interest income and expense caused by differences in average balances and rates is shown on the previous pages.
  The Federal Reserve moved very aggressively to increase interest rates during 1994 in an effort to slow the economy and keep inflation in check. The Federal Reserve increased the targeted federal funds rate a record six times during the year, for a total of 2 1/2 percentage points, and increased the discount rate three times. This was the most rapid increase in rates since the early 1980s and marked the end of approximately ten years of generally declining interest rates.
  Net interest income increased 1% in 1994, which was less than the 4% increase in average earning assets. As a result, the net interest margin declined 18 basis points to 5.28% after remaining stable at 5.46% in the preceding two years. The Corporation maintains a highly liquid balance sheet on both the asset and liability sides and is relatively unaffected by long-term movements in interest rates. In the very near term (up to six months), however, the Corporation is slightly liability sensitive, so that a rapid movement in rates as occurred in 1994 will have a negative impact on net interest income. The net interest margin stabilized during the fourth quarter; however, it is anticipated that it will decline slightly in the first half of 1995 because of further increases in interest rates on deposits not fully offset on the asset side. As rates stabilize, the margin is expected to stabilize and then expand somewhat in the latter part of 1995.
  Interest income on securities declined during the year, primarily due to lower rates but also due to lower volumes, as balances were needed to fund loan growth. The strong growth in loans resulted in an increase in interest income on loans that exceeded both the decline in income caused by rate increases and the decline in interest income from the Corporation's lower volume of securities.
  Interest expense on deposits declined during 1994 because of lower average rates in the early part of the year compared to 1993. As rates rose rapidly in the second half of the year, interest expense on deposits was increasing at a faster pace than the increase in interest income from earning assets. The growth in average outstanding, low-cost NOW and savings accounts slowed during 1994 to 6% and 4%, respectively, as compared to the 15% and 34% growth achieved in the prior year. In 1992 and 1993, the Corporation saw significant growth in these low-cost deposit categories as consumers shifted to liquid investments. This process began to reverse itself in 1994, particularly in the second half of the year when these categories began to decline, as consumers extended their deposit maturities in response to higher interest rates.
  Competition for deposits in the Corporation's market area was strong during the year as lending volumes for all banks increased and as some competitor banks made strategic moves to restructure their sources of funds and reduce their liability sensitivity. As a result, the cost of funds increased steadily throughout the year, accelerating at year-end. In contrast, the yield on earnings assets was essentially flat throughout the year as rates on new loans and investments, while rising, were generally lower than rates on maturing loans and investments. This situation changed in the fourth quarter, however, as rates on new loans and investments exceeded those of maturing assets, and consequently, the yield on earning assets began to increase.

PROVISION FOR LOAN LOSSES

  The provision for loan losses was essentially unchanged during 1994 and was $6.5 million in both 1994 and 1993 after dropping 63% in 1993. The decline in the provision in 1993 resulted from lower net charge-offs that had dropped to .13% of average loans and that dropped further in 1994 to .11%. Due to the favorable trend in net charge-offs, a decline in nonperforming loans, and continued low delinquencies in all categories of loans, the Corporation reduced the allowance for loan losses as a percentage of year-end loans from 1.27% at the end of 1993 to 1.18% at the end of 1994. The allowance for loan losses covered net charge-offs 11.9 times at the end of 1994, compared to 9.9 times at the end of 1993.
  Net charge-offs declined from $5.1 million in 1993 to $4.9 million in 1994. This decline came in spite of the growth in average outstanding loans of 12% because of a decline in net charge-offs of indirect loans. The Corporation primarily purchases top quality automobile loans through its dealers, and the quality of the portfolio has improved steadily over the past several years. The two largest components of the loan portfolio, automobile and home equity loans, comprise approximately 70% of total loans, yet they had net charge-offs of only three basis points in 1994, compared to five basis points in 1993. The net charge-off rate for credit card loans declined 19 basis points in 1994 to 2.61%, following a drop of 31 basis points in 1993 to 2.80% despite an increase in average outstandings of 15%. These ratios are all significantly below national averages and reflect the Corporation's conservative lending standards.
  The Corporation makes approximately 81% of its loans to consumers for small amounts with regular monthly repayment schedules and, therefore, has less risk exposure to loan charge-offs than many banks. The balance of the Corporation's loans are made primarily to small and medium-sized businesses in the Corporation's trade area and are well secured. Less than 3% of the Corporation's loans are for land development and construction, which are primarily for residential or owner-occupied facilities. The Corporation does not have any international, national or highly leveraged credits, nor does it have concentration of credit in any one industry that exposes the loan portfolio to adverse risk.

OTHER INCOME

  Noninterest income increased 3% in 1994, after rising 7% in both 1993 and 1992. The Corporation has historically received a lower proportion of its total income from noninterest sources as compared to other banks-reflecting its primarily consumer-oriented nature. The Corporation's objective is to increase its noninterest income sources and to grow these revenues at a faster pace than the growth in noninterest expenses. During 1994, noninterest income grew at approximately the same pace as noninterest expenses. One reason was the decline in mortgage brokerage activities as the 1992-93 refinancing explosion abated in 1994 as interest rates on mortgages increased.
  Service charges on deposit accounts increased 5% during 1994, after rising 4% during 1993, and comprise the largest segment of noninterest income. The growth in service charges reflects the 7% growth in average outstanding transaction accounts in 1994. Continued competitive pricing of these accounts limited the increase in pricing during 1994 after virtually no price increases in 1993 and 1992. As a result, service charge income did not grow as rapidly as outstanding balances. Service charges from commercial deposit accounts increased at a 10% rate in 1994 and 8% in 1993 due to an increase in processing of major corporate accounts, while increases in returned check fees created a 4% increase in service charges on consumer accounts.
  Credit card service charges and fees increased at a 3% rate in 1994, less than the rate of growth of outstanding balances, as the impact of annual fee waivers for new accounts partially offset the increase in interchange volume and merchant discount fees. Income from insurance premiums and commissions increased 2% in 1994, after remaining flat in 1993, as higher credit life insurance premium income, resulting from greater loan volume, was partially offset by slower growth in insurance agency income.
  Income from trust services increased 4% in 1994, after rising 12% in 1993, as new account volume from court-appointed trusts declined. Income from other customer services rose 6%, due primarily to an increase in automated teller machine (ATM) interchange income of 12% in 1994, following a 13% increase in 1993. The Corporation had 175 ATMs at the end of 1994 and a growing number of point-of-sale (POS) terminals at merchant locations.
  The Corporation had a $976 thousand gain from the sale of securities in 1994, compared to a $711 thousand gain in 1993. Both years included the sale of the remaining balance of equity securities acquired a number of years previously. The Corporation's policy is to retain its investment securities until their scheduled maturity date.
  Other noninterest income includes $2.5 million in 1994 and $1.2 million in 1993 from the sale of mortgage servicing rights. The Corporation normally sells a package of servicing rights each year, rather than selling individual loans with servicing released, since a higher total profit is made by packaging a group of servicing rights for sale. Excluding the sale of mortgage servicing rights, other income declined 39%. This was the result of a 43% decline in mortgage origination income as the increase in interest rates caused a decline in mortgage loan origination activities.

Efficiency Ratio Chart
(The lower, the better)
                                National
             First   Southern     Peer
           Virginia  Regionals   Group
           --------  ---------  --------
 1994         58.5%      61.9%     62.7%
 1993         56.9%      62.6%     62.6%
 1992         58.4%      61.8%     60.0%
 1991         65.1%      64.7%     63.6%
 1990         64.8%      64.0%     63.8%

Southern Regionals: Banking companies with assets over $2 billion (31 in
1994)

National Peer Group: Banking companies with assets of
                     between $5 and $10 billion (20 in 1994)

Source: Keefe, Bruyette & Woods

OTHER EXPENSES

  Noninterest expenses increased 3% in 1994 and 1993, which was fairly consistent with the rate of inflation. Salaries and employee benefits increased 4% in both 1994 and 1993. In 1994, salaries increased 6%, however, this included the increase in expense from the acquisitions of FNB Financial Corporation and Farmers National Bancorp that were accounted for as purchases. Their expenses were not included in the prior year. Not including the acquisitions, the increase would have been 3%-an increase consistent with inflation. Employee benefits declined 2% for two reasons: a decline in profit-sharing expense, caused by the drop in income, and a decline in production-related commissions, caused by a drop in mortgage loan originations. Health care costs declined during 1994, after increasing 14% in both 1993 and 1992, and reversed a long-term trend of double digit increases. In 1993, the Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which increased the annual expense for retiree medical benefits by $1.9 million in 1993 and an additional $.6 million in 1994.
  An increase in the number of branches caused occupancy expense to increase 5% in 1994 and 4% in both 1993 and 1992. Equipment expense increased 1% in 1994 compared to a 4% increase in 1993. In late 1993, the Corporation replaced its existing mainframe computer, doubling the capacity of the old computer while reducing the cost substantially in 1994.
  Other operating expenses declined 3% in 1994, following a 2% decline in 1993. Improvement in loan quality caused collection expenses to decline 25% in 1993 and an additional 8% in 1994. In both 1992 and 1993, declines in interest rates resulted in an increase in amortization of mortgage servicing rights as many loans prepaid during that period. During 1994, this expense declined $1.5 million or 75% as rising interest rates and lower balances in unamortized servicing rights required a lower rate of amortization. In addition, the decline in mortgage loan origination activities resulted in a $.7 million decline in production-related expenses. Foreclosed property expenses declined slightly in 1994 and were not material in either 1994 or 1993.

PROVISION FOR INCOME TAXES

  In 1994, income tax expense increased $438 thousand despite the decline in income, caused by a decline in the proportion of income received from tax-exempt municipal securities. In 1993, the increase in the federal income tax rate also resulted in a $432 thousand reduction in income tax expense to adjust for certain income tax benefits as required by SFAS No. 109, "Accounting for Income Taxes."
  The Corporation's effective tax rate increased .7% to 32.5% in 1994 and .8% to 31.8% in 1993 because of reductions in nontaxable interest received on municipal securities. Since 1982, various changes in tax laws have reduced the availability and attractiveness of tax-exempt securities for banks, and the Corporation has not been able to replace maturing tax-exempt securities.

BALANCE SHEET
- -------------

  The Corporation uses its funds primarily to support lending activities, its greatest income source. The Corporation's objective is to invest 70-80% of its total deposits in loans. After several years of weak loan volume that did not allow the Corporation to meet this objective, 1994 saw very strong loan demand that increased the ratio of loans to deposits to 73.3% from 65.5% and allowed the Corporation to meet its objective for the first time since 1990. Average loans increased 12% during 1994, while average deposits grew at a lower rate of 3%. The increase in loans was primarily funded with the proceeds from maturing investments.
  Actual balances at year-end were substantially higher than the average balances as the Corporation acquired the approximately $700 million asset Farmers National Bancorp on December 28, 1994, in a purchase transaction. Accordingly, prior periods were not restated to include the results of the merged organizations. In addition, on June 17, 1994, the approximately $100 million asset FNB Financial Corporation was acquired in a purchase transaction. Its activities are included only from that date forward. Assets grew at double-digit rates from 1990 to 1992 because of the Corporation's reputation for safety and soundness and the well-publicized problems of its competitors. With the improvement of the economy in 1993 and 1994, growth returned to a more normal rate, exclusive of the acquisitions mentioned above.
  The table below shows the average balances of the various categories of earning assets as a percentage of total earning assets for the years indicated.


                                1994    1993    1992    1991    1990
                               ------  ------  ------  ------  ------
Loans ..................        69.78%  61.53%  60.28%  62.76%  69.84%
Taxable securities......        29.08   30.00   30.76   28.23   20.89
Tax-exempt securities...          .40    3.65    4.10    4.70    5.60
Mortgage loans held for sale      .19    1.07     .97     .47     .25
Other interest-earning assets     .13     .10     .10     .10     .11
Overnight investments...          .42    3.65    3.79    3.74    3.31
                               ------  ------  ------  ------  ------
                               100.00% 100.00% 100.00% 100.00% 100.00%
                               ======  ======  ======  ======  ======

LOANS

  Loans increased strongly during 1994, after growing at a moderate pace in 1993, as the economy continued to improve and pent-up demand increased automobile sales nationally. First Virginia capitalized on its well-known strength in the indirect automobile lending area to increase outstanding automobile loans by 19%. Gross production of indirect auto loans increased 20% over 1993, following a 25% increase over 1992.
  First Virginia concentrates on the highest quality of automobile loans, primarily for new cars with a maximum life of five years, and has an approximately equal distribution between domestic and foreign automobiles. The loss rate on this quality of loan is minimal and, coupled with the Corporation's low cost of funds, permits the Corporation to generally offer the best rate on a new car loan and still make a wider spread than its competitors. In 1993, the Corporation opened its first automobile loan production office in North Carolina, and in 1994, it opened an additional one. By the end of 1994, outstanding balances for these offices were $118.4 million. In the first quarter of 1995, the Corporation will further capitalize on its expertise in the automobile loan market when it begins offering a leasing product in conjunction with an unaffiliated partner who will assume the ownership, servicing and residual risks of the leases. The Corporation will earn a fee for performing the origination activities in connection with the lease.
  Home equity loans increased 11% during 1994, and comprised 24% of all loans. During the first half of 1994, the Corporation experienced record production in this area. By the end of the third quarter, volume had slowed considerably as rates increased and refinancing and consolidation activity virtually disappeared. First Virginia's policy in this area, pursuing the highest quality loans with high underwriting standards, has enabled the Corporation to show minimal bad debt losses. For example, the Corporation typically requires a maximum loan to equity ratio of 70 to 75% and does not take a second mortgage behind a jumbo first mortgage to reduce its risk in the event of foreclosure.
  Residential real estate loans advanced 19% in 1994, after refinancing activity caused a 7% decline in 1993. The Corporation generally limits the term of loans it will accept for its own portfolio to 15-year, fixed-rate mortgage loans or longer-term loans with rates that adjust every three to five years. Activity in the 15-year mortgages was fairly steady throughout 1994 in contrast to 1993 when interest rates were lower and consumers were locking in longer-term mortgages with fixed rates. The Corporation generally does not invest in adjustable-rate mortgages, other than those mentioned above, because of the substantial prepayment risk and low initial rates generally associated with such loans.
  Revolving credit loans, including credit cards, increased 17% during the year, their first increase in five years, as the Corporation enhanced the attractiveness of its credit card products. Interest rates were lowered during the year on certain promotional cards and the annual fee was eliminated for certain types of accounts. These two moves resulted in a higher retention rate of existing cardholders and an increased penetration rate for new accounts. The Corporation limits its solicitation efforts primarily to its geographic market area.
  Average commercial loans grew 6% during 1994, after dropping 3% during 1993, and comprised 9% of outstanding loans at the end of the year. Floor plan loans to automobile dealers for their inventory of new and used cars grew 47% during the year and comprised 41% of the commercial loan portfolio. These loans are made to the highest quality automobile dealers and are subject to periodic inventory audits and at least an annual financial review. Increased competition for attractive commercial loans caused other commercial loan activity to remain modest in both 1993 and 1994. Some banks continue to offer fixed-rate and below-prime loans to borrowers whose credit profiles and risks do not justify these pricing levels.
  Real estate development and construction loans increased 35% during 1994 after declining 17% in 1993. These loans comprise only 2% of the total loan portfolio and are primarily made to strong developers on residential properties with strong sales. Commercial mortgage loans increased 55% in 1994. This was due primarily to the acquisition of Farmers National Bancorp, which had a greater proportion of its loans in commercial, owner-occupied properties.
                                    LOANS

                                             December 31
                         1994       1993       1992       1991       1990
                      ---------- ---------- ---------- ---------- ----------
                                             (In thousands)
Consumer:
 Automobile...........$1,873,819 $1,571,418 $1,362,138 $1,243,927 $1,271,395
 Home equity, fixed-
  and variable-rate    1,381,543  1,242,982  1,178,378  1,109,067  1,033,336
 Revolving credit loans,
  including credit cards 190,103    161,995    163,711    166,961    173,780
 Other.........          283,361    167,942    184,879    193,175    200,767
Real estate:
 Construction and
  land development       122,737     90,823    109,378    109,809    133,475
 Commercial mortgage.    465,943    301,315    284,579    257,944    207,195
 Residential mortgage..  506,245    424,695    469,210    380,083    370,109
 Other, including
  Industrial Development
  Authority loans         61,876     63,082     69,898     70,204     75,959
Commercial               466,877    321,428    311,932    336,264    365,021
                      ---------- ---------- ---------- ---------- ----------
                       5,352,504  4,345,680  4,134,103  3,867,434  3,831,037
Deduct unearned income,
 principally on
 consumer loans         (355,310)  (327,635)  (351,835)  (377,897)  (408,999)
                      ---------- ---------- ---------- ---------- ----------
Loans, net of
 unearned income      $4,997,194 $4,018,045 $3,782,268 $3,489,537 $3,422,038
                      ========== ========== ========== ========== ==========

Loans and other assets which were not performing in accordance with their original terms are discussed on several of the following pages under the caption NONPERFORMING ASSETS.

INVESTMENT SECURITIES

  The investment portfolio declined on average 5% in 1994 and 1% in 1993 after increasing in excess of 30% in 1992 and 1991 when loan volume was weak. Throughout 1994, the investment portfolio was permitted to mature without reinvestment except where needed to satisfy pledging requirements.
  The Corporation places primary importance on safety and liquidity in the investment portfolio. Accordingly, the majority of the portfolio is invested in U.S. Government securities with a maximum life of five years and an average life of approximately 1.95 years at the end of 1994. At December 31, 1994, U.S. Government securities comprised 86% of the securities portfolio, compared to 88% at the end of 1992. The percentage of securities invested in U.S. Government securities has generally been increasing since 1982 when changes in federal income tax laws reduced the tax benefits derived by banks for investments in municipal securities. The limited availability of bank-qualified municipal securities and the reduction in yield due to the loss of tax benefits have generally made municipal securities less attractive to the Corporation. First Virginia has limited its investments in municipal securities primarily to publicly issued securities of municipalities with a rating of A1 or better or to unrated, general-obligation securities of municipalities in its market areas with which it is familiar.
  The Corporation generally does not invest in mortgage-backed securities or collateralized mortgage obligations because of the unpredictability of cash flows and maturities and the Corporation's emphasis on liquidity. It does not invest in structured notes or other types of derivative securities except forward contracts to hedge mortgage banking activities. Also, the Corporation has constructed its portfolio in a "laddered" approach so an approximately equal amount matures each month.
  During 1994, the Corporation adopted the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At the adoption date, approximately $2.2 million of securities were classified as available for sale and sold during the first quarter of 1994. The Corporation has classified virtually all of its investment portfolio as held to maturity and intends to hold its securities until their stated maturity and has the ability to do so. Accordingly, there is no adjustment to either income or capital for changes in the market value of the Corporation's investment securities.

OVERNIGHT INVESTMENTS

  Overnight investments, consisting primarily of federal funds sold and securities repurchase agreements, are generally governed by the size of normally anticipated deposit swings and loan demand. In addition, the amount of customer repurchase agreements is generally covered by investments in overnight securities. In 1994, average overnight investments declined 34%, to a lower-than-normal $179 million, as the Corporation utilized some of the liquidity in this asset to temporarily fund loan growth.

DEPOSITS

  Deposit growth slowed further in 1994 as competition for funds heightened and interest rates rose at their fastest pace in many years. Competition from other banks in the Corporation's market areas and particularly from the U.S. Government caused average deposits to increase by only 3% during 1994, following a 6% growth in 1993 and a 15% growth in 1992. Rising interest rates and a weakness in the stock market in 1994 meant reduced competition for funds from insurance products and mutual funds.
  The Corporation's extensive branch system has enabled it to acquire low-cost consumer core deposits, although 1994's growth was weaker than in previous years. In addition, while the low-cost areas of deposits grew on average during the year, by the second half of the year, as interest rates increased strongly, internal disintermediation began to occur. Consumers began withdrawing funds from shorter-term, liquid types of accounts and moved them into higher-cost, longer-term certificates of deposit. Competition was particularly acute in rural areas with local community banks and in Tennessee. Most of the growth in average deposits during the year occurred in the Corporation's largest market--the Washington-Baltimore area--primarily in transaction accounts.
  Demand deposit growth slowed to 7% in 1994, after growing 15% in 1993 and 14% in 1992, while NOW accounts also increased at a slower 6% pace in 1994, following 15% and 25% growth rates in the two prior years. Demand deposits comprise 16.6% of total deposits, while NOW accounts comprise 20.2% of average deposits. Total transaction accounts constitute 36.8% of total deposits.
  The growth in consumer savings accounts slowed to 4% during 1994, following a 34% increase in 1993 and a 62% increase in 1992 when consumers were remaining liquid in anticipation of future rate increases. In the second half of 1994, consumers began transferring balances to higher-cost certificates of deposit. It is expected that this process will continue throughout 1995, resulting in a higher cost of funds for the Corporation. The Corporation estimates that approximately $1.05 billion in savings accounts may be vulnerable to transfer to higher-cost accounts. Money market accounts decreased 3% in 1994 and 5% in 1993 and, by year-end, were shifting at a faster pace to higher-cost certificates of deposit.
  Consumer certificates of deposit declined 1% in 1994 and 12% in 1993; however, this category was expanding in the latter half of the year as consumers began extending maturities and locking in interest rates. The Corporation has priced the shorter maturities at the most attractive prices so much of the activity has been directed to the 9-13 month categories. Large-denomination certificates increased 18% during the year, after declining 11% in 1993 and 25% in 1992; however, this category comprised only 3% of outstanding deposits. The Corporation does not actively bid on these types of deposits nor rely on them for its funding sources. They are primarily composed of high-savings-level consumers and bear rates identical to consumer certificates of deposit. The Corporation does not purchase brokered deposits nor does it solicit deposits outside of its primary market areas.
  Maturity ranges for certificates of deposit with balances of $100,000 or more on December 31, 1994, were (in thousands):

One month or less..............................................  $ 32,400
After one month through three months...........................    39,587
After three through six months ................................    53,019
After six through twelve months ...............................    55,098
Over twelve months.............................................    25,376
                                                                 --------
                                                                 $205,480
                                                                 ========

Average Deposits Pie Chart
(Millions of Dollars)

                                 1994      1993      1992
                               --------  --------  --------
Noninterest Bearing            $1,063.0  $  990.0  $  864.0
NOW                             1,290.0   1,218.7   1,059.1
Savings                         1,327.0   1,276.9     954.5
Money Market                      723.2     746.7     788.7
Consumer CDs                    1,614.5   1,628.0   1,856.3
Large-Denomination CDs            180.1     167.7     187.7
                               --------  --------  --------
                               $6,197.8  $6,028.0  $5,710.3
                               ========  ========  ========

OTHER INTEREST-BEARING LIABILITIES

  Short-term borrowings consist primarily of commercial paper issued by the parent company and securities sold by the member banks with an agreement to repurchase them on the following business day. These short-term obligations are issued principally as a convenience to customers in connection with cash management activities utilized by these customers. Average short-term borrowings from these sources increased 18% in 1994 after advancing 3% during 1993, an increase that reflects the increased volume of commercial customers under cash management.
  Long-term debt is comprised of capitalized lease obligations on branch office facilities that are not subject to pre-payment and one equipment note for the purchase of the Corporation's mainframe computer.
  A shelf registration for the issuance of $50 million of senior notes was filed with the Securities and Exchange Commission in 1989. Moody's has indicated that the notes, when and if issued, will have a rating of A-1. The Corporation's commercial paper is rated P-1 by Moody's and A-1 by Standard & Poor's, and the lead bank's certificates of deposit are rated A+/A-1 by Standard & Poor's and Aa3 by Moody's--the highest rating of any bank's deposits in the Corporation's market area.

SHAREHOLDERS' EQUITY

  First Virginia maintains its capital at one of the highest levels relative to other banks in the country. The ratio of shareholders' equity to assets was 10.26% at the end of 1994, compared to an average of 8.51% for similar banks in its peer group of banks with assets between $5-10 billion according to Keefe, Bruyette & Woods. The Corporation's Tier 1 leverage ratio was 10.25% at the end of 1994, compared to 9.67% at the end of 1993. This level exceeds the regulatory minimum of 3% by over three times and gives the Corporation considerable capital available for growth and safety. Each of the Corporation's individual banks maintains capital ratios well in excess of regulatory minimums and all qualify as well-capitalized banks, allowing them the lowest FDIC premium rate and freedom to operate without restrictions from regulatory bodies.
  During 1994, the Board of Directors approved the repurchase of 2.7 million shares of the Corporation's common stock, and at December 31, approximately
1.7 million, or 5% of outstanding shares, had been repurchased. Also during 1994, the Corporation issued 3.2 million shares in connection with the acquisition of two bank holding companies accounted for as purchases.
  Over the past five years, shareholders' equity has increased at an annual compounded growth rate of 12.2%, while assets have grown at an 8.9% rate. At the end of 1994, shareholders' equity totaled $807 million, up 17% compared to the end of 1993. The dividend rate on the common stock was increased twice in 1994, and at the end of 1994, the annual rate had increased 6.4% over the rate at the end of 1993.
  First Virginia and its subsidiary banks are required to comply with capital adequacy standards established by the Federal Reserve and the FDIC. With its high level of capital and conservative assets, the Corporation exceeded the additional regulatory risk-based capital requirements by wide margins. The Tier 1 risk-based capital ratio totaled 14.76% at the end of 1994, and the Total risk-based capital ratio equaled 15.96%. Regulatory minimums are 4% and 8%, respectively.

Asset Quality
- -------------

  The Corporation has a number of policies to ensure that lending and investment activities expose the bank to a minimum of risk while producing a profit consistent with the exposure to risk. These policies are reviewed constantly by the Corporation's senior management, and each member bank's internal loan monitoring system provides a detailed monthly report of production, delinquencies and nonperforming and potential problem loans. This careful monitoring has resulted in a consistent record of low delinquencies and charge-offs, as well as few nonperforming loans in relation to the entire loan portfolio.
  The Corporation has no foreign or highly leveraged transaction loans, and loans are generally made only within the trade areas of the member banks. Loans are generally not participated with or purchased from banks outside of the First Virginia system. In addition, participations between banks within the First Virginia system must first be participated with the Corporation's lead bank where a more comprehensive loan review process is performed. Approximately 78% of the Corporation's loans are made to consumers and are normally secured by personal or real property.
  First Virginia has no significant concentrations of credit to a single industry or borrower, and its loans are spread throughout its market area. The Corporation's legal lending limit to any one borrower is approximately $121 million; however, it generally limits its loans to any one borrower and related interests to $15 million. In special cases, the Corporation may occasionally exceed its internal guideline.
  One of the Corporation's specialty loan areas is the automobile finance area, and loans are made to consumers both directly in the branches of the member banks and indirectly through automobile dealerships. Roughly 34% of the total loan portfolio is comprised of consumer automobile loans. Because the loan amounts are relatively small and spread across many individual borrowers, the risk of any major charge-offs are minimized. The Corporation also makes loans directly to automobile dealers to finance their inventories.

NONPERFORMING ASSETS

  Nonperforming assets declined 5% in 1994, despite an increase in outstanding loans of 24%, and totaled $26.2 mil lion at year-end. Nonperforming assets were .52% as a percentage of total loans plus foreclosed property, down from the .68% at the end of 1993. Nonperforming loans have steadily declined since 1990 and are significantly below the levels of similarly sized institutions in the Corporation's market area and in the nation. Foreclosed properties increased 20% in 1994, primarily as a result of the acquisition of Farmers National Bancorp. They would have declined 10% excluding properties acquired from the Farmers merger. The Corporation had no in-substance foreclosures at the end of 1994 and no foreclosed commercial real estate in the Washington, D.C., area market.
  The table below shows the total of nonperforming loans at the end of each of the past five years. Experience has shown that actual losses on nonperforming assets are only a small percentage of such assets. The Corporation expects to recover virtually all of its nonperforming assets, many with full interest. During 1994, the Corporation collected approximately $1 million in previously unaccrued interest on loans in a nonaccrual status that were collected in full.





                            Nonperforming Assets

                                              December 31
                                1994     1993     1992     1991     1990
                               -------  -------  -------  -------  -------
                                             (In thousands)
Nonaccruing loans ........     $15,286  $18,387  $20,453  $17,425  $24,812
Restructured loans........       2,478    2,175    1,139    1,337    1,745
Properties acquired
 by foreclosure...........       8,478    7,086   11,099   16,160   10,278
                               -------  -------  -------  -------  -------
  Total...................     $26,242  $27,648  $32,691  $34,922  $36,835
                               =======  =======  =======  =======  =======
Percentage of total loans and
 foreclosed real estate           .52%     .68%     .85%     .99%    1.07%

Loans 90 days past due....     $ 4,881  $ 2,752  $ 4,595  $ 8,935  $ 6,293
                               =======  =======  =======  =======  =======

Percentage of total loans.        .10%     .07%     .12%     .25%     .19%


  Loans past due 90 days or more totaled $4.9 million at the end of 1994, an increase of 77% compared to 1993; however, this represented only .10% of outstanding loans, less than half the historic level and significantly below national averages. No particular loan or category of loans accounted for the increase. Loans past due over 30 days increased to .47% of the loan portfolio, up five basis points over the .42% at the end of 1993, and were also considerably below industry averages, reflecting the high overall quality of the Corporation's loan portfolio.
  A loan generally is classified as nonaccrual when full collectability of principal or interest is in doubt; when repossession, foreclosure or bankruptcy proceedings are initiated; or when other legal actions are taken. In the case of installment loans, a loan is placed in nonaccrual if payments are delinquent 120 days. The same is true for credit card loans if they are 180 days past due, and for other loans after payments are delinquent for 90 days. If collateral on a loan is sufficient to insure full collection of principal and interest, an exception to the general policy might be made. Loans may also be placed in a nonaccruing status at any time prior to that indicated above if the Corporation anticipates that interest or principal will not be collected.

ALLOWANCE FOR LOAN LOSSES

  The allowance for loan losses is maintained at a level that management believes is adequate to absorb potential losses in the loan portfolio. Management's methodology in determining the adequacy of the allowance considers specific credit reviews, past loan-loss experience, current economic conditions and trends, and the growth and composition of the loan portfolio. Every commercial loan is reviewed and rated at least annually according to the Corporation's credit standards, and trends in the total portfolio are examined for potential deterioration in overall quality.
  At the end of 1994, the allowance represented 1.18% of total loans--down nine basis points from the level at the end of 1993. This can be attributed to the continued low level of net charge-offs, the low level of nonperforming and delinquent loans, and the improvement in the credit quality of the loan portfolio. The allowance covered net charge-offs approximately 12 times. Only a small percentage of the allowance has been allocated to specific credits, with the majority available for currently unidentified losses. Management believes the allowance is adequate to absorb any potential unidentified losses.
  Net charge-off experience improved again in 1994 to a record low, after already improving significantly in 1993. The Corporation constantly monitors the level of the allowance, considering its long-term experience and short-term individual requirements. If asset quality and loan charge-offs remain at the current historically low levels, the Corporation intends to maintain an allowance for loan losses in the 1.15% to 1.20% range.
  The allowance is charged when management determines that the prospect of recovery of the principal of a loan has significantly diminished. Subsequent recoveries, if any, are credited to the allowance. Net charge-offs declined 4% in 1994 after dropping 60% in 1993. A decline in charge-offs on indirect automobile loans was responsible for most of the decline in 1994, while most other categories were essentially unchanged. Despite the Corporation's exposure to automobile lending, its actual loss experience has been very favorable and its net charge-offs were only three basis points in 1994 and six basis points in 1993. Commercial loans had a slight increase in net charge-offs, after posting a net recovery during 1993, as the Corporation experienced no significant problems during the year.
  An analysis of the activity in the allowance for loan losses for each of the last five years is presented in the following table.

                          Allowance for Loan Losses

                                                December 31
                                  1994     1993     1992     1991     1990
                                 -------  -------  -------  -------  -------
                                               (In thousands)
Balance at beginning of year     $50,927  $49,340  $44,817  $43,917  $40,905
Balances of acquired banks         6,412      259     -        -         291
Provision charged to
 operating expense........         6,463    6,450   17,355   14,024   13,404
                                 -------  -------  -------  -------  -------
    Total ................        63,802   56,049   62,172   57,941   54,600
                                 -------  -------  -------  -------  -------
Charge-offs:
 Consumer:
  Credit card.............         4,677    4,516    4,852    4,756    3,189
  Indirect automobile.....         2,396    2,827    5,139    7,062    5,826
  Other...................         1,222    1,464    2,758    3,291    2,555
 Real estate..............            98       39      473      201      224
 Commercial...............           363      365    3,298    1,176    2,235
                                 -------  -------  -------  -------  -------
    Total ................         8,756    9,211   16,520   16,486   14,029
                                 -------  -------  -------  -------  -------
Recoveries:
 Consumer:
  Credit card.............           856      758      632      516      438
  Indirect automobile.....         1,988    2,102    2,024    1,807    1,698
  Other...................           730      765      813      681      812
 Real estate..............             3       17       18       53       34
 Commercial...............           237      447      201      305      364
                                 -------  -------  -------  -------  -------
    Total ................         3,814    4,089    3,688    3,362    3,346
                                 -------  -------  -------  -------  -------
Net charge-offs deducted..         4,942    5,122   12,832   13,124   10,683
                                 -------  -------  -------  -------  -------
Balance at end of year ...       $58,860  $50,927  $49,340  $44,817  $43,917
                                 =======  =======  =======  =======  =======

Net Loan Losses (Recoveries) to
 Average Loans by Category:
 Credit card..............          2.61%    2.80%    3.11%    2.96%    1.87%
 Indirect automobile......           .03      .06      .29      .50      .40
 Other consumer...........           .03      .05      .16      .23      .16
 Real estate..............           .01      -        .07      .03      .04
 Commercial...............           .02     (.01)     .50      .14      .28
                                 -------  -------  -------  -------  -------
Total Loans...............           .11%     .13%     .35%     .38%     .31%
                                 =======  =======  =======  =======  =======

Percentage of allowance for loan
 losses to year-end loans.          1.18%    1.27%    1.30%    1.28%    1.28%
Nonperforming Asset Ratios Ribbon Chart
(the lower, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1994         0.52%      0.71%     0.64%
 1993         0.68       1.19%     0.98%
 1992         0.85       2.62%     1.58%
 1991         0.99%      2.49%     2.22%
 1990         1.07%      2.56%     2.28%

Southern Regionals: Banking companies with assets over $2 billion (31 in
1994)

National Peer Group: Banking companies with assets of between $5 and $10 billion (20 in 1994)
   Source: Keefe, Bruyette & Woods


Reserve Coverage Ratios Ribbon Chart
(the higher, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1994          224        328       320
 1993          248        235       256
 1992          229        161       204
 1991          239        139       134
 1990          165        104       117

Southern Regionals: Banking companies with assets over $2 billion (31 in
1994)

National Peer Group: Banking companies with assets of between $5 and $10 billion (20 in 1994)
   Source: Keefe, Bruyette & Woods


Net Charge-Offs Ratios Ribbon Chart
(the lower, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1994         0.11       0.19      0.19
 1993         0.13       0.33      0.31
 1992         0.35       0.78      0.66
 1991         0.38       0.96      0.89
 1990         0.31       0.87      0.75

Southern Regionals: Banking companies with assets over $2 billion (31 in
1994)

National Peer Group: Banking companies with assets of between $5 and $10 billion (20 in 1994)
   Source: Keefe, Bruyette & Woods

LIQUIDITY AND SENSITIVITY TO INTEREST RATES
- -------------------------------------------

  The primary functions of asset/liability management are to ensure adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities. Liquidity management involves the ability to meet the cash flow requirements of the Corporation's loan and deposit customers. Interest-rate-sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation does not hedge its position with swaps, options or futures but instead maintains a highly liquid and short-term position in all of its earning assets and interest-bearing liabilities.
  In order to meet its liquidity needs, the Corporation schedules the maturity of its investment securities so that an approximately equal amount will mature each month. The weighted-average life of the securities portfolio at the end of 1994 was just under 24 months--slightly lower than in the prior two years because of the portfolio's maturity and reduced investment activity in 1994. Because the Corporation views its securities portfolio primarily as a source of liquidity and safety, it does not necessarily react to changes in the yield curve in an attempt to enhance its yield. Accordingly, the average life of the portfolio does not change much since the Corporation maintains a constant approach to its portfolio and invests primarily in five-year-or-less U.S. Government securities. Municipal securities are also generally limited to terms of no more than five years but, due to availability and other factors, are occasionally purchased in serial issues with longer terms. The maturity ranges of the securities and the average taxable-equivalent yields as of December 31, 1994, are shown in the following table.


                                U.S. Government    State and
                                and its Agencies   Municipal       Other
                                ---------------  -------------  ------------
                                  Amount  Yield   Amount Yield  Amount Yield
                                ---------- ----  -------- ----  ------- ----
                                              (Dollars in thousands)
One year or less..............  $  590,658 5.6%  $ 91,201 7.5%  $16,818  4.7%
After one year through
     five years                  1,187,969 5.9    161,250 6.4     2,444  5.7
After five through ten years..       4,726 5.7     25,351 6.5        34 10.0
After ten years...............       2,484 8.0      3,015 9.2        80  9.2
                                ----------       --------       -------
Total ........................  $1,785,837 5.8%  $280,817 6.8%  $19,376  5.2%
                                ==========       ========       =======

Weighted-average maturity.....  23 months        28 months

  A cash reserve, consisting primarily of overnight investments, is also maintained by the parent company to meet any contingencies and to provide additional capital, if needed, to the member banks.
  Most of the Corporation's loans are fixed-rate installment loans to consumers and mortgage loans whose maturities are longer than the deposits by which they are funded. A degree of interest-rate risk is incurred if the interest rate on deposits should rise before the loans mature. However, the substantial liquidity provided by the monthly repayments on these loans can be reinvested at higher rates that largely reduce the interest-rate risk. Home equity lines of credit have adjustable rates that are tied to the prime rate. Many of the loans not in the installment or mortgage categories have maturities of less than one year or have floating rates that may be adjusted periodically to reflect current market rates. These loans are summarized in the following table.

                                                   Between
                                         1 year    1 and 5   After
                                         or less    years   5 years    Total
                                        --------  --------  -------  --------
                                                 (In thousands)

Maturity ranges:
 Commercial, financial and other...     $384,371  $134,021  $55,862  $574,254
 Construction and land development.       43,826    69,925    8,986   122,737
                                        --------  --------  -------  --------
Total .............................     $428,197  $203,946  $64,848  $696,991
                                        ========  ========  =======  ========

Floating-rate loans:
 Commercial, financial and other...               $ 35,206  $28,092  $ 63,298
 Construction and land development.                 33,675    6,081    39,756
                                                  --------  -------  --------
Total .............................               $ 68,881  $34,173  $103,054
                                                  ========  =======  ========

  First Virginia's Asset/Liability Committee is responsible for reviewing the Corporation's liquidity requirements and maximizing the Corporation's net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Liquidity requirements are also reviewed in detail for each of the Corporation's individual banks, however, overall asset/liability management is performed on a consolidated basis to achieve a consistent and coordinated approach.
  One of the tools the Corporation uses to determine its interest-rate risk is gap analysis. Gap analysis attempts to examine the volume of interest-rate sensitive assets minus interest-rate sensitive liabilities. The difference between the two is the interest-sensitivity gap, which indicates how future changes in interest rates may affect net interest income. Regardless of whether interest rates are expected to increase or fall, the objective is to maintain a gap position that will minimize any changes in net interest income. A negative gap exists when the Corporation has more interest-sensitive liabilities maturing within a certain time period than interest-sensitive assets. Under this scenario, if interest rates were to increase, it would tend to reduce net interest income. At December 31, the Corporation had a slightly negative interest-rate gap in the short term (under six months) but was slightly asset sensitive in the longer term. The table on the following pages shows the Corporation's interest sensitivity position at December 31, 1994.
  First Virginia does not manage its interest-rate risk simply with static maturity and repricing reports. It also uses a dynamic modeling process that projects the impact of different interest rate, loan and deposit growth scenarios over a 12-month period. A large part of First Virginia's loans and deposits comes from its retail base and does not automatically reprice on a contractual basis in reaction to changes in interest-rate levels. Accordingly, First Virginia has not experienced the earnings volatility indicated by its interest-sensitive gap position. The Corporation has maintained a net interest margin in excess of 5% every year since 1978, whether rates were high or low, and has been able to maintain adequate liquidity to provide for changes in interest rates and in loan and deposit demands.

INTEREST-SENSITIVITY ANALYSIS


                                     1 to 30-Day  1 to 90-Day  1 to 180-Day
                                     Sensitivity   Sensitivity  Sensitivity
                                     -----------  -----------  -----------
                                             (Dollars in thousands)
Earning assets:
  Loans, net of unearned income....  $  825,125   $1,047,353   $1,350,859
  Investment securities............      52,348      134,949      308,639
  Federal funds purchased and
    securities purchased under
    agreements to resell...........      30,000       30,000       30,000
  Other earning assets.............        -            -            -
                                     -----------  -----------  -----------
      Total earning assets.........     907,473    1,212,302    1,689,498
                                     -----------  -----------  -----------

Funding sources:
  Non-interest bearing
    demand deposits................        -            -            -
  NOW accounts.....................        -            -            -
  Money market accounts............     761,160      761,160      761,160
  Savings deposits.................        -            -            -
  Consumer certificates of deposit.     186,650      397,916      706,703
  Large-denomination certificates
    of deposit.....................      32,400       71,987      125,006
  Short-term borrowings............     179,409      179,409      179,409
  Long-term borrowings.............        -            -            -
                                     -----------  -----------  -----------
      Total funding sources........   1,159,619    1,410,472    1,772,278
                                     -----------  -----------  -----------
Interest-sensitivity gap...........  $ (252,146)  $ (198,170)  $  (82,780)
                                     ===========  ===========  ===========
Interest-sensitivity gap as a
  percentage of earning assets.....       (3.54)%      (2.78)%      (1.16)%

Ratio of interest-sensitive assets
  to interest-sensitive liabilities         .78x         .86x         .95x

                                                   Beyond One
                                    1 to 365-Day    Year or
                                     Sensitivity  Nonsensitive     Total
                                     -----------  -----------  -----------
                                             (Dollars in thousands)
Earning assets:
  Loans, net of unearned income....  $1,937,854   $3,072,631   $5,010,485
  Investment securities............     633,164    1,452,866    2,086,030
  Federal funds purchased and
    securities purchased under
    agreements to resell...........      30,000         -          30,000
  Other earning assets.............        -           8,987        8,987
                                     -----------  -----------  -----------
      Total earning assets.........   2,601,018    4,534,484    7,135,502
                                     -----------  -----------  -----------

Funding sources:
  Noninterest-bearing
    demand deposits................                1,234,060    1,234,060
  NOW accounts.....................                1,391,978    1,391,978
  Money market accounts............     761,160         -         761,160
  Savings deposits.................                1,402,889    1,402,889
  Certificates of deposit..........   1,119,718      700,556    1,820,274
  Large-denomination certificates
    of deposit.....................     180,104       25,376      205,480
  Short-term borrowings............     179,409         -         179,409
  Long-term borrowings.............                    3,814        3,814
                                     -----------  -----------  -----------
      Total funding sources........   2,240,391    4,758,673    6,999,064
                                     -----------  -----------  -----------
Interest-sensitivity gap...........  $  360,627   $ (224,189)  $  136,438
                                     ===========  ===========  ===========
Interest-sensitivity gap as a
  percentage of earning assets.....        5.05%       (3.14)%       1.91%

Ratio of interest-sensitive assets
  to interest-sensitive liabilities        1.16x         .95x        1.02x

Quarterly Results
- -----------------

  The results of operations for the first three quarters of 1994 have been analyzed in quarterly reports to shareholders. The results of operations for each of the quarters during the two years ended December 31, 1994, are summarized in the table on the following pages.
  Net income of $27.8 million or $.88 per share in the fourth quarter of 1994 was down 1% as compared to the $29.0 million or $.89 per share earned in the prior year's fourth quarter but was up 4% as compared to the $27.6 million or $.85 per share earned in the third quarter of 1994. The prior year's fourth quarter included a $.7 million gain on the sale of an equity security and a gain of $1.2 million on the sale of mortgage servicing rights. Also included in the prior year's fourth quarter was a charge of $1 million on the write-down of mortgage servicing rights due to an increase in the prepayment rate of the underlying mortgages.
  The net interest margin increased three basis points to 5.25%, compared to the third quarter of 1994, but was down from the 5.28% achieved in the prior year's fourth quarter. During the fourth quarter of 1994, approximately $.8 million in previously unaccrued interest from the collection of a nonperforming loan was recorded. The cost of funds increased 19 basis points, compared to the prior year's fourth quarter, as consumers began moving deposits out of lower-cost savings and money market accounts and into higher-cost certificates of deposit with higher yields. The yield on earning assets increased at a lesser rate of ten basis points as higher-yielding loans and securities made in prior years matured and were replaced with lower-yielding assets.
  On December 28, 1994, the Corporation acquired Farmers National Bancorp, a $700 million asset bank holding company operating three banks in Annapolis and the Eastern Shore of Maryland. The acquisition was accounted for as a purchase and did not have a material effect on income. In connection with this acquisition, 2.892 million shares of stock were issued and cash of $45.1 million was paid.
  During the fourth quarter, the Corporation continued its previously announced stock repurchase program and purchased 1.140 million shares of its common stock. Despite the repurchase of its shares, shareholders' equity increased 17% compared to the fourth quarter of 1993, and the ratio of shareholders' equity to assets increased from 9.83% to 10.26%. The Corporation remains one of the best capitalized banks in the country.
  Nonperforming assets declined 5% compared to the fourth quarter of 1993 but were up 6% compared to the third quarter because of the acquisition of nonperforming loans of the Farmers National Bancorp.

                                         QUARTERLY RESULTS

                                                 1994
                                --------------------------------------
                                             Quarter Ended
                                --------------------------------------
                                 Dec. 31  Sept. 30   June 30   Mar. 31
Condensed Statements of Income  --------  --------  --------  --------
                          (Dollar amounts in thousands, except per-share data)

Interest and fees on loans      $ 98,799  $ 96,267  $ 93,481  $ 87,765
Interest on mortgage loans
  held for sale                      233       348       478       834
Income from securities            26,154    28,292    30,146    32,365
Other interest income              2,707     2,040     1,769     1,964
                                --------  --------  --------  --------
 Total interest income           127,893   126,947   125,874   122,928
                                --------  --------  --------  --------
Interest on deposits              40,333    39,043    37,435    37,286
Interest on borrowed funds         2,571     2,080     1,731     1,160
                                --------  --------  --------  --------

 Total interest expense           42,904    41,123    39,166    38,446
                                --------  --------  --------  --------
Net interest income               84,989    85,824    86,708    84,482
Provision for loan losses          1,362       938     3,702       461
Other income                      20,327    20,693    22,655    21,025
Other expense                     63,090    64,630    62,436    62,303
Provision for income taxes        13,074    13,363    14,196    13,927
                                --------  --------  --------  --------
Net income                      $ 27,790  $ 27,586  $ 29,029  $ 28,816
                                ========  ========  ========  ========
Net income per share            $    .88  $    .85  $    .89  $    .89

Average Quarterly Balances

Average balances (in millions):
 Securities                     $  1,838  $  1,974  $  2,108, $  2,168
 Loans                             4,613     4,546     4,331     4,053
 Total earning assets              6,604     6,702     6,648     6,513
 Total assets                      7,160     7,245     7,180     7,041

 Demand deposits                   1,087     1,078     1,067     1,019
 Interest-bearing deposits         5,134     5,179     5,132     5,093
 Total deposits                    6,221     6,257     6,199     6,112
 Interest-bearing liabilities      5,293     5,378     5,336     5,260
 Total shareholders' equity          727       734       721       700

Key Ratios

Rates earned on assets              7.82%     7.66%     7.68%     7.67%
Rates paid on liabilities           3.22      3.03      2.94      2.96
Net interest margin                 5.25      5.22      5.32      5.28

Return on average assets            1.55      1.52      1.62      1.64
Return on average equity           15.29     15.03     16.11     16.47

                                         QUARTERLY RESULTS

                                                 1993
                                --------------------------------------
                                             Quarter Ended
                                --------------------------------------
                                 Dec. 31  Sept. 30   June 30   Mar. 31
Condensed Statements of Income  --------  --------  --------  --------
                          (Dollar amounts in thousands, except per-share data)

Interest and fees on loans      $ 88,569  $ 91,087  $ 90,937  $ 89,958
Interest on mortgage loans
  held for sale                      803       691       487       587
Income from securities            32,589    32,752    33,460    34,503
Other interest income              2,059     2,212     2,260     1,828
                                --------  --------  --------  --------
 Total interest income           124,020   126,742   127,144   126,876
                                --------  --------  --------  --------
Interest on deposits              38,990    40,729    40,826    40,630
Interest on borrowed funds         1,062       981       850       891
                                --------  --------  --------  --------

 Total interest expense           40,052    41,710    41,676    41,521
                                --------  --------  --------  --------
Net interest income               83,968    85,032    85,468    85,355
Provision for loan losses          1,416       820     2,026     2,188
Other income                      22,088    20,802    20,084    19,566
Other expense                     62,392    62,452    60,820    60,103
Provision for income taxes        13,259    14,039    13,414    13,410
                                --------  --------  --------  --------
Net income                      $ 28,989  $ 28,523  $ 29,292  $ 29,220
                                ========  ========  ========  ========
Net income per share            $    .89  $    .88  $    .90  $    .90

Average Quarterly Balances

Average balances (in millions):
 Securities                     $  2,176  $  2,122  $  2,105  $  2,134
 Loans                             3,978     3,950     3,903     3,825
 Total earning assets              6,495     6,403     6,344     6,233
 Total assets                      7,021     6,919     6,869     6,750

 Demand deposits                   1,037     1,005       988       929
 Interest-bearing deposits         5,073     5,044     5,043     4,991
 Total deposits                    6,110     6,049     6,031     5,920
 Interest-bearing liabilities      5,245     5,199     5,181     5,135
 Total stockholders' equity          681       662       642       621

Key Ratios

Rates earned on assets              7.72%     8.02%     8.16%     8.33%
Rates paid on liabilities           3.03      3.18      3.23      3.28
Net interest margin                 5.28      5.43      5.53      5.63

Return on average assets            1.65      1.65      1.71      1.73
Return on average equity           17.03     17.23     18.25     18.81

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

CONSOLIDATED BALANCE SHEETS


                                                        December 31
                                                     1994          1993
                                                  ----------    ----------
                                                      (In thousands)

ASSETS
Cash and noninterest-bearing deposits in banks    $  420,742    $  326,136
Federal funds sold and securities purchased
   under agreements to resell.................        30,000       235,000
                                                  ----------    ----------
        Total cash and cash equivalents.......       450,742       561,136
                                                  ----------    ----------
Mortgage loans held for sale..................        13,291        69,173
Other interest-earning assets.................         8,987         6,263
Investment securities-held to maturity:
   U.S. Government & its agencies.............     1,785,837     1,904,717
   State and municipal obligations............       280,817       263,039
   Other......................................        19,376         2,015
                                                  ----------    ----------
        Total investment securities (market
           value $2,032,148-1994 and
           $2,225,555-1993)...................     2,086,030     2,169,771
                                                  ----------    ----------
Loans.........................................     5,352,504     4,345,780
   Deduct:  Unearned income...................      (355,310)     (327,635)
                                                  ----------    ----------
       Loans, net of unearned income..........     4,997,194     4,018,145
            Allowance for loan losses.........       (58,860)      (50,927)
                                                  ----------    ----------
        Net loans.............................     4,938,334     3,967,218
                                                  ----------    ----------
Premises and equipment........................       156,051       137,007
Intangible assets.............................        85,322        16,450
Other assets..................................       126,625       109,865
                                                  ----------    ----------
   Total Assets...............................    $7,865,382    $7,036,883
                                                  ==========    ==========

                                                        December 31
                                                     1994          1993
                                                  ----------    ----------
                                                      (In thousands)

LIABILITIES
Deposits:
   Noninterest-bearing........................    $1,234,060    $1,039,933
   Interest-bearing:
        Transaction accounts..................     1,391,978     1,294,867
        Money-market accounts.................       761,160       724,462
        Savings deposits......................     1,402,889     1,325,943
        Certificates of deposit:
           Consumer...........................     1,820,274     1,585,824
           Large denomination.................       205,480       165,360
                                                  ----------    ----------
           Total deposits.....................     6,815,841     6,136,389
Interest, taxes and other liabilities.........        59,430        56,126
Short-term borrowings.........................       179,409       151,859
Mortgage indebtedness.........................           963         1,008
Long-term indebtedness........................         2,851          -
                                                  ----------    ----------
   Total Liabilities..........................     7,058,494     6,345,382
                                                  ----------    ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value................           746           805
Common stock, $1 par value....................        34,050        32,444
Capital Surplus...............................       111,184        68,406
Retained Earnings.............................       660,908       589,846
                                                  ----------    ----------
   Total Shareholders' Equity.................       806,888       691,501
                                                  ----------    ----------
   Total Liabilities and Shareholders' Equity.    $7,865,382    $7,036,883
                                                  ==========    ==========


















See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME


                                                   Year Ended December 31

                                                 1994       1993       1992
                                               --------   --------   --------
                                          (In thousands, except per share data)
Interest income:
     Interest and fees on loans..........      $376,312   $360,551   $369,019
     Interest on mortgage loans
      held for sale......................         1,893      2,568      2,742
     Interest on investment
      securities-held to maturity:
        U.S. Government & its agencies...       104,701    117,634    125,528
        State and municipal
         obligations.....................        12,152     14,960     17,133
        Other............................           104        338        976
     Income from federal funds sold
      and securities purchased
      under agreements to resell.........         8,084      8,359      9,516
     Other interest-earning assets.......           396        372        356
                                               --------   --------   --------
        Total interest income............       503,642    504,782    525,270
                                               --------   --------   --------

Interest expense:
     Deposits:
        Transaction accounts.............        28,315     31,840     34,540
        Money market accounts............        19,004     20,090     26,067
        Savings deposits.................        36,247     37,432     35,883
        Certificates of deposit:
           Consumer......................        63,339     65,460     94,207
           Large denomination............         7,192      6,353      8,767
     Short-term borrowings...............         7,101      3,563      4,149
     Long-term indebtedness..............           441        221      1,213
                                               --------   --------   --------
        Total interest expense...........       161,639    164,959    204,826
                                               --------   --------   --------
Net interest income......................       342,003    339,823    320,444
Provision for loan losses................         6,463      6,450     17,355
                                               --------   --------   --------
Net interest income after provision
 for loan losses.........................       335,540    333,373    303,089
                                               --------   --------   --------

                                                   Year Ended December 31

                                                 1994       1993       1992
                                               --------   --------   --------
                                          (In thousands, except per share data)

Net interest income after provision
 for loan losses.........................       335,540    333,373    303,089
                                               --------   --------   --------
Other income:
    Service charges on deposit accounts..        36,063     34,448     33,080
    Insurance premiums and commissions...         6,713      6,555      6,591
    Credit card service charges and fees.        11,407     11,070     11,278
    Trust services.......................         5,203      5,001      4,467
    Income from other customer services..        17,513     16,533     15,173
    Securities gains (losses) before
      income tax provisions (credits)
      of $343-1994, $246-1993,
      and $(100)-1992....................           976        711       (159)
    Other................................         6,825      8,222      6,657
                                               --------   --------   --------
        Total other income...............        84,700     82,540     77,087
                                               --------   --------   --------
Other expenses:
     Salaries and employee benefits......       139,780    134,296    129,137
     Occupancy...........................        19,263     18,207     17,499
     Equipment...........................        19,919     19,634     18,864
     Telephone...........................         5,270      5,508      5,511
     Printing and supplies...............         5,550      5,485      5,219
     Postage.............................         4,534      4,600      4,549
     Credit card processing fees.........         7,292      6,431      6,467
     FDIC assessment.....................        13,771     13,412     12,453
     Other...............................        37,080     38,194     39,192
                                               --------   --------   --------
        Total other expenses.............       252,459    245,767    238,891
                                               --------   --------   --------
Income before income taxes...............       167,781    170,146    141,285
Provision for income taxes...............        54,560     54,122     43,812
                                               --------   --------   --------
NET INCOME...............................      $113,221   $116,024   $ 97,473
                                               ========   ========   ========
Net income per share of common stock.....      $   3.51   $   3.57   $   3.02

Average primary shares of
        common stock outstanding.........        32,281     32,512     32,252








See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY  1994       1993       1992
Preferred stock                                --------   --------   --------
- ---------------                                    (Dollars in thousands)
Balance at beginning of year..............     $    805   $    825   $  1,027
Redemption of 5,871 shares-1994, 2,021
  shares-1993 and 20,241 shares-1992 upon
  conversion to common stock..............          (59)      (20)      (202)
                                               --------   --------   --------
Balance at end of year....................     $    746   $    805   $    825
                                               ========   ========   ========
Common stock
- ------------
Balance at beginning of year..............     $ 32,444   $ 32,185   $ 32,093
Issuance of 3,234,081 shares-1994 and
  196,679 shares-1993 for acquired banks..        3,234        197       -
Issuance of 7,758 shares-1994, 3,026
  shares-1993 and 29,770 shares-1992
  upon conversion of preferred stock......            8          3         30
Issuance of 23,213 shares-1994, 48,500
  shares-1993 and 25,467 shares-1992
  for stock options.......................           23         48         26
Issuance of 9,014 shares-1994, 11,084
  shares-1993 and 36,239 shares-1992
  for stock appreciation rights...........            9         11         36
Common stock purchased and
  retired-1,668,100 shares................       (1,668)      -          -
                                               --------   --------   --------
Balance at end of year....................     $ 34,050   $ 32,444   $ 32,185
                                               ========   ========   ========
Capital surplus
- ---------------
Balance at beginning of year..............     $ 68,406   $ 64,930   $ 63,121
Increase arising from:
  Bank acquisitions.......................      102,201      2,117       -
  Conversion of preferred stock...........           51         17        172
  Issuance of common stock for the
    dividend reinvestment plan............         -          -           222
  Exercise of stock options...............          356        937        321
  Exercise of stock appreciation rights...          357        405      1,094
Common stock purchased and retired........      (60,187)      -          -
                                               --------   --------   --------
Balance at end of year....................     $111,184   $ 68,406   $ 64,930
                                               ========   ========   ========
Retained earnings
- -----------------
Balance at beginning of year..............     $589,846   $509,459   $443,877
Increase attributable to acquired banks...         -         1,139
Net income................................      113,221    116,024     97,473
Dividends declared:
  Preferred stock.........................          (51)       (54)       (61)
  Common stock $1.28 per share-1994, $1.13
    per share-1993 and $.99 per share-1992      (42,108)   (36,519)   (31,830)
Dividends paid by a bank prior to
  its acquisition.........................                    (203)      -
                                               --------   --------   --------
Balance at end of year....................     $660,908   $589,846   $509,459
                                               ========   ========   ========
See notes to consolidated financial statements
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31

                                                 1994       1993       1992
                                               --------   --------   --------
                                                       (In thousands)
Operating activities
- --------------------
Net income.................................... $113,221   $116,024   $ 97,473
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Provision for depreciation and amortization   12,644     12,487     12,280
   Gain on sale of fixed assets...............     (596)      (208)       (54)
   Provision for loan losses..................    6,463      6,450     17,355
   Amortization of securities premiums........   16,265     20,936     20,099
   Accretion of securities discounts..........     (661)      (775)    (1,232)
   Net decrease (increase) in mortgage
     loans held for sale......................   55,882)    (9,068)   (34,263)
   Loss (gain) on sale of securities..........     (976)      (711)       159
   Amortization of intangible assets..........    2,843      3,963      3,666
   Deferred income tax credits................   (1,976)    (1,943)    (1,445)
   Increase in prepaid expenses...............   (2,963)    (2,708)    (5,566)
   Decrease (increase) in interest receivable.     (643)     6,489     (2,733)
   Increase (decrease) in interest payable....    2,793     (1,940)   (14,531)
   Increase in other accrued expenses.........    3,421      2,720      9,423
                                               --------   --------   --------
     Net cash provided by operating activities  205,717    151,716    100,631
                                               --------   --------   --------
Investing activities
- --------------------
Proceeds from maturity and sale of
  investment securities.......................     -       631,475    478,270
Proceeds from the sale of available
  for sale securities.........................    2,183       -          -
Proceeds from the maturity of held
  to maturity securities......................  645,092       -          -
Purchase of investment securities.............     -      (662,409)  (849,695)
Purchase of held to maturity securities....... (255,750       -          -
Net increase in loans......................... (581,584)  (240,530)  (305,355)
Purchases of premises and equipment...........  (14,339)   (12,996)    (8,393)
Sales of premises and equipment...............    1,245        362        786
Mortgage servicing rights acquired............     (495)      (747)      (748)
Other intangible assets acquired..............     -          (625)    (2,987)
Acquisition of banks, net of cash acquired....   (1,785)      -          -
Other.........................................   (1,339)    (7,409)     3,759
                                               --------   --------   --------
     Net cash used for investing activities... (206,772)  (292,879)  (684,363)
                                               --------   --------   --------

                                                   Year Ended December 31

                                                 1994       1993       1992
                                               --------   --------   --------
                                                       (In thousands)
Financing activities
- --------------------
Net (decrease) increase in deposits...........  (12,234)   122,643    663,775
Net increase in short-term borrowings.........    2,181      1,178      5,865
Principal payments on long-term borrowings....     (994)    (4,219)    (6,240)
Proceeds from long-term borrowings............    3,799       -          -
Common stock purchased and retired............  (61,856)      -          -
Cash dividends paid:
  Common $1.26 per share-1994, $1.08 per
   share-1993 and $.96 per share-1992.........  (40,928)   (34,830)   (30,945)
  Preferred...................................      (52)       (54)       (65)
Cash dividends paid by a bank prior to
  its acquisition.............................     -          (204)      -
Proceeds from issuance of common stock........      745      1,401      1,699
                                               --------   --------   --------
     Net cash (used for) provided
       by financing activities................ (109,339)    85,915    634,089
                                               --------   --------   --------
     Net increase (decrease) in cash and
         cash equivalents..................... (110,394)   (55,248)    50,357

     Cash and cash equivalents at
       beginning of year......................  561,136    616,384    566,027
                                               --------   --------   --------
     Cash and cash equivalents at end of year. $450,742   $561,136   $616,384
                                               ========   ========   ========























See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Corporation and all of its subsidiaries. The Corporation's subsidiaries are predominantly engaged in banking. Foreign banking activities and operations other than banking are not significant. All material intercompany transactions and accounts have been eliminated. Certain amounts for years prior to 1994 have been reclassified for comparative purposes.

SECURITIES HELD TO MATURITY

   Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held to maturity. The Corporation has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. The adjusted carrying value of a specific security sold is used to compute gains or losses on the sale of investment securities.

MORTGAGE LOANS HELD FOR SALE

   Mortgage loans held for sale to investors are carried at the lower of cost (net of discounts) or market. Market is determined by investor commitment prices or current auction rates at the date of the financial statements.

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

PREMISES AND EQUIPMENT

   Premises and equipment are carried at cost, less accumulated depreciation and amortization computed principally on the straight-line method over lives not exceeding 50 and 20 years for buildings and equipment, respectively. Gains and losses on disposition are reflected in current operations. Maintenance and repairs are charged to operating expenses, and major alterations and renovations are capitalized. Capital leases are carried at the lower of the present value of their net minimum lease payments or the fair value of the leased properties at the inception of the lease, less accumulated amortization computed on the straight-line method over the noncancelable terms of the leases that do not exceed 20 years.

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

2. ACQUISITIONS

   On June 17, 1994, the merger of FNB Financial Corporation into the Corporation was consummated. FNB Financial Corporation was the bank holding company of First Knoxville Bank, located in Knoxville, Tennessee, and that bank became a wholly owned subsidiary bank of the Corporation as a result of the merger. Cash of $2.275 million and 342,295 shares of the Corporation's common stock were issued and were valued at $36.63 per share. The transaction was accounted for as a purchase and goodwill of $7.399 million was recorded and is being amortized over a period of ten years.
   On December 28, 1994, the merger of Farmers National Bancorp into the Corporation was consummated. Farmers National Bancorp operated three banks in
Maryland: Farmers Bank of Maryland of Annapolis, Maryland; Atlantic Bank of Ocean City, Maryland, and The Caroline County Bank in Greensboro, Maryland. Cash of $45.138 million and 2,891,786 shares of the Corporation's common stock were issued and were valued at $32.13 per share. The acquisition was accounted for as a purchase and goodwill and other intangible assets of $62.79 million were recorded and are being amortized over periods of 10 to 25 years.
   The results of operations of the two acquisitions are included in the consolidated statements of income from the date of acquisition through December 31, 1994. Periods prior to the date of acquisition are not included in the consolidated statements of income.
   The unaudited pro forma information presented in the following table has been prepared based on the historical results of the Corporation combined with FNB Financial Corporation and Farmers National Bancorp. The information has been combined to present the results of operations as if the acquisitions had occurred at the beginning of 1993. The pro forma results are not necessarily indicative of the results that would have actually been obtained if the acquisitions had been consummated in the past nor is it indicative of future results.

                                                    Year Ended December 31
                                                      1994          1993
                                                    --------      --------
Total interest income...............................$555,725      $560,448
Total interest expense.............................. 179,597       184,504
Provision for loan losses...........................   7,427         8,422
Total other income..................................  84,206        89,476
Total other expenses................................ 276,825       272,080
Provision for income taxes .........................  57,767        57,942
                                                    --------      --------
Net income..........................................$118,315      $126,976
                                                    ========      ========
Earnings per share..................................$   3.36      $   3.55

   On August 27, 1993, the Corporation acquired United Southern Bank of Morristown, Tennessee, in exchange for 196,679 shares of common stock. As of December 31, 1992, United Southern Bank had total assets of $43.2 million and shareholders' equity of $3.4 million. Because the restatement would not have had a material effect upon the Corporation's financial statements, the accounts of United Southern Bank have not been retroactively reflected in periods prior to 1993.

3. INTANGIBLE ASSETS

   Total intangible assets represent core deposit premiums, mortgage servicing rights and the excess of purchase price of subsidiaries over net assets acquired and are included in other assets on the consolidated balance sheet. The carrying amounts of these intangibles were (in thousands):
                                                         December 31
                                                      1994          1993
                                                    --------      --------
Goodwill ...........................................$ 67,325      $ 10,136
Core deposit premiums...............................  14,134         3,141
Mortgage servicing rights ..........................   2,437         2,543
Lease rights........................................   1,047            46
Covenant not to compete and customer lists .........     379           584
                                                    --------      --------
Total intangible assets.............................$ 85,322      $ 16,450
                                                    ========      ========

   The increase in goodwill is related to the Farmers National Bancorp acquisition ($51.364 million) and FNB Financial Corporation acquisition ($7.399 million).
   Goodwill related to acquisitions purchased prior to 1976 is being amortized on a straight-line basis over 40 years, and goodwill related to acquisitions after 1975 is being amortized over periods of 10 to 25 years. Unamortized core deposit premiums, mortgage servicing rights and covenants not to compete, along with the customer lists, are being amortized over periods of 5 to 10 years. Lease rights are being amortized over periods of 15 to 99 years.

4. RESTRICTIONS ON CASH BALANCES

   The Corporation's banking affiliates are required by Federal Reserve regulations or by state banking laws to maintain certain minimum cash balances consisting of vault cash and deposits in the Federal Reserve Bank or in other commercial banks. Such restricted balances totaled $176.179 million and $162.948 million as of December 31, 1994 and 1993, respectively.

5. INVESTMENT SECURITIES

   On January 1, 1994, Financial Accounting Standards Board Statement No. 115, "Accounting for Certain investments in Debt and Equity Securities," was implemented by the Corporation. Securities classified as available for sale were sold in the first quarter. All remaining securities have been classified as held to maturity. The carrying amounts of investment securities and the related approximate fair values were (in thousands):

                                    Carrying Unrealized Unrealized   Fair
                                     Amount     Gains     Losses     Value
                                   ----------  -------    ------  ----------
December 31,1994:
U.S. Government and its agencies...$1,785,837  $   367   $51,314  $1,734,890
State and municipal obligations....   280,817      809     3,742     277,884
Other .............................    19,376     -            2      19,374
                                   ----------  -------   -------  ----------
  Total............................$2,086,030  $ 1,176   $55,058  $2,032,148
                                   ==========  =======   =======  ==========
December 31,1993:
U.S. Government and its agencies...$1,904,717  $46,992   $ 1,788  $1,949,921
State and municipal obligations....   263,039    7,020       332     269,727
Other .............................     2,015      893         1       2,907
                                   ----------  -------   -------  ----------
  Total............................$2,169,771  $54,905   $ 2,121  $2,222,555
                                   ==========  =======   =======  ==========

   Proceeds from the sale of available for sale securities during 1994 were $2.183 million, resulting in gains of $976 thousand and losses of $12 thousand. Proceeds from the maturity and call of held to maturity securities were $645.092 million, resulting in a gain of $12 thousand on called securities.
   Securities having a carrying value of $479.512 million and $444.986 million at December 31, 1994 and 1993, respectively, were pledged to secure public deposits and for other purposes required by law.
   The maturity ranges of the securities, the average taxable-equivalent yield and fair value by maturity range as of December 31, 1994, are shown below:


                                              U.S. Government
                                              and its Agencies
                                        Book Value  Fair Value  Yield
                                        ----------  ----------  -----
One year or less                        $  590,658  $  571,381  5.6%
After one year through five years        1,187,969   1,156,785  5.9
After five through ten years                 4,726       4,284  5.7
After ten years                              2,484       2,440  8.0
                                        ----------  ----------  ----
   Total                                $1,785,837  $1,734,890  5.8%
                                        =========   ==========  ====







                                                   State and
                                                   Municipal
                                        Book Value  Fair Value  Yield
                                        ----------  ----------  -----
One year or less                        $   91,201  $   91,413  7.5%
After one year through five years          161,250     158,900  6.4
After five through ten years                25,351      24,444  6.5
After ten years                              3,015       3,127  9.2
                                        ----------  ----------  ----
   Total                                $  280,817  $  277,884  6.8%
                                        ==========  ==========  ====

                                                     Other
                                        Book Value  Fair Value  Yield
                                        ----------  ----------  -----
One year or less                        $   16,818  $   16,817  4.7%
After one year through five years            2,444       2,443  5.7
After five through ten years                    34          34 10.0
After ten years                                 80          80  9.2
                                        ----------  ----------  ----
   Total                                $   19,376  $   19,374  5.2%
                                        ==========  ==========  ====



6. LOANS

Loans consisted of (in thousands):                        December 31
                                                        1994        1993
                                                     ----------  ----------
Consumer:
  Automobile installment ............................$1,873,819  $1,571,418
  Home equity, fixed and variable rate............... 1,381,543   1,242,982
  Revolving credit loans, including credit cards.....   190,103     161,995
  Other..............................................   283,361     167,942
Real estate:
  Construction and land development..................   122,737      90,823
  Commercial mortgage................................   465,943     301,315
  Residential mortgage...............................   506,245     424,795
  Other, including Industrial Development Authority..    61,876      63,082
Commercial...........................................   466,877     321,428
                                                     ----------  ----------
                                                      5,352,504   4,345,780
Less unearned income, principally on consumer loans .   355,310     327,635
                                                     ----------  ----------
  Loans, net of unearned income ..................... 4,997,194   4,018,145
Less allowance for loan losses.......................    58,860      50,927
                                                     ----------  ----------
  Net loans .........................................$4,938,334  $3,967,218
                                                     ==========  ==========








Loans on which interest is not being accrued or whose terms have been modified to provide for a reduced rate of interest because of financial difficulties of borrowers and interest income earned with respect to such loans were (in thousands):
                                                          December 31
                                                        1994       1993
                                                      -------    -------
Nonaccruing loans.....................................$15,286    $18,387
Restructured loans ...................................  2,478      2,175
                                                      -------    -------
                                                      $17,764    $20,562
                                                      =======    =======
Income recorded.......................................$   109    $   107

Income anticipated under original loan agreements ....$ 1,481    $ 1,639

   There were no formal commitments of a material amount to lend additional funds under these agreements, but additional advances may be made in the future if it is in the interest of the Corporation to do so. Loans modified for reasons other than a reduction in the interest rate were not material in amount.
   The Corporation's loans are widely dispersed among individuals and industries. On December 31, 1994, there was no concentration of loans in any single industry that exceeded 5% of total loans.
   The Corporation, in the normal course of business, has made commitments to extend loans and has written standby letters of credit that are not recognized in the financial statements. On December 31. 1994 and 1993 standby letters of credit totaled $23.780 million and $19.984 million, respectively, and the unfunded amounts of loan commitments were (in thousands):

                                                        1994        1993
                                                     ----------  ----------

Fixed-rate revolving credit lines ...................$  731,054  $  497,728
Adjustable-rate loans:
  Home equity lines .................................   346,336     333,530
  Commercial loans...................................   392,858     276,570
  Construction and land development loans............    75,361      49,783
  Other .............................................    42,533     132,543
                                                     ----------  ----------
    Total ...........................................$1,588,142  $1,290,154
                                                     ==========  ==========

   As of December 31, 1994, the Corporation had mortgage loans held for sale of $13.291 million and additional commitments to fund mortgage loans totaling $6.232 million, with a corresponding commitment to sell $21.194 million of mortgage loans to outside investors. The commitments to sell mortgage loans to outside investors are intended to reduce the Corporation's interest rate exposure.
   A majority of the commercial, construction and land development commitments and letters of credit will expire within one year, and all loan commitments can be terminated by the Corporation if the borrower violates any condition of the commitment agreement.
   The credit risk associated with loan commitments and letters of credit is essentially the same as that involved with loans that are funded and outstanding. The Corporation uses the same credit standards on a case-by-case basis in evaluating loan commitments and letters of credit as it does when funding loans, including the determination of the type and amount of collateral, if required.

7. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was (in thousands):
                                                  Year ended December 31
                                                  1994     1993     1992
                                                -------  -------  -------
Balance January 1...............................$50,927  $49,340  $44,817
Increase attributable to acquired banks ........  6,412      259     -
Provision charged to operating expense .........  6,463    6,450   17,355
                                                -------  -------  -------
                                                 63,802   56,049   62,172
                                                -------  -------  -------
Deduct:
  Loans charged off.............................  8,756    9,211   16,520
  Less recoveries...............................  3,814    4,089    3,688
                                                -------  -------  -------
  Net charge-offs...............................  4,942    5,122   12,832
                                                -------  -------  -------
Balance December 31.............................$58,860  $50,927  $49,340
                                                =======  =======  =======

8. PREMISES, EQUIPMENT AND LEASES

Premises and equipment consisted of (in thousands):
                                                          December 31
                                                        1994       1993
                                                      --------   --------

Land .................................................$ 31,675   $ 28,035
Premises and improvements............................. 155,837    134,939
Furniture and equipment...............................  96,752     88,207
                                                      --------   --------
                                                       284,264    251,181
Accumulated depreciation and amortization............. 128,213    114,174
                                                      --------   --------
  Carrying value .....................................$156,051   $137,007
                                                      ========   ========

   The Corporation's subsidiaries have entered into lease agreements with unaffiliated persons for premises, principally banking offices. Many of the leases have one or more renewal options, generally for five or ten years, and some contain a provision for increased rent during the renewal period. Leases containing a provision for contingent payments are immaterial in number or amount. Portions of a few premises are subleased, and the amount of rent received is not material. There are no significant restrictions imposed on the Corporation or its subsidiaries by the lease agreements. The subsidiaries also lease a portion of their computer systems and other equipment. Leases on eight banking offices have been recorded as capital leases. The effect of capitalizing such leases on net income has not been material.







   Minimum rental payments over the noncancelable term of operating and capital leases having a remaining term in excess of one year are (in thousands):

1995..............................................$ 5,768
1996..............................................  5,452
1997..............................................  4,732
1998..............................................  4,105
1999..............................................  3,285
Thereafter........................................ 13,344
                                                  -------
Total minimum lease payments......................$36,686
                                                  =======

   During 1994, 1993 and 1992, occupancy and equipment expense included the rent paid on operating leases of $14.724 million, $13.668 million, and $13.242 million, respectively, and was reduced by rental income of $2.162 million, $2.024 million, and $2.571 million, respectively, applicable to leases to unaffiliated persons, generally for a five-to-ten-year duration.

9. INDEBTEDNESS

Short-term borrowings consisted of (in thousands):
                                                          December 31
                                                        1994       1993
                                                      --------   --------
Securities sold under agreements to repurchase .......$159,041   $134,637
Commercial paper (parent company only) ...............  20,368     17,222
                                                      --------   --------
                                                      $179,409   $151,859
                                                      ========   ========

   Securities sold under agreements to repurchase generally mature within three days from the transaction date. Commercial paper maturities range from 1 to 270 days. Bank lines of credit available to the Corporation amounted to $50 million and $25 million at December 31, 1994 and 1993, respectively. Such lines were not being used on either of those dates.
   Mortgage indebtedness, including capital lease obligations, of the Corporation and its subsidiaries was (in thousands):

                                                          December 31
                                                        1994       1993
                                                       ------     ------
8% - 9 1/2%, payable through July 1996.................$   77     $ -
Capital leases ........................................   886      1,008
                                                       ------     ------
                                                       $  963     $1,008
                                                       ======     ======


Other long-term indebtedness consisted of (in thousands):

                                                          December 31
                                                        1994       1993
                                                       ------     ------
7.9% note due December 1997 ...........................$2,851       -
                                                       ======     ======

The capital leases are on properties that had a carrying value of $944 thousand and $609 thousand on December 31, 1994 and 1993, respectively.
   The principal maturities of debt, other than short-term borrowings, in each of the five years after December 31, 1994, will be $1.084 million, $1.130 million, $1.016 million, $16 thousand and $10 thousand, respectively.
   Interest paid on deposits and indebtedness during the years 1994, 1993 and 1992 totaled $140.194 million, $166.892 million and $219.356 million, respectively.

10. PREFERRED STOCK

  There are three million shares of preferred stock, par value of $10 per share, authorized. The following four series of cumulative convertible pre-ferred stock were outstanding as of December 31:
                                                       Number of Shares
         Series              Dividends                  1994       1993
                                                       ------     ------
           A                     5%                    23,721     24,673
           B                     7%                     9,300     10,110
           C                     7%                    10,484     13,964
           D                     8%                    31,083     31,712
                                                       ------     ------
                                                       74,588     80,459
                                                       ======     ======

   The Series A and Series B shares are convertible into one and one-half shares of common stock, and the Series C shares are convertible into one and two-tenths shares of common stock. They may be redeemed at the option of the Corporation for $10 per share.
   The Series D shares are convertible into one and one-half shares of common stock. They are redeemable at the option of the Corporation for $10.08 until March 15, 1995, and for $.08 less per year each succeeding year to a minimum of par value.

11. COMMON STOCK

   There are 60 million shares of common stock, par value $1 per share, authorized, and 34.050 million shares and 32.444 million shares were outstanding on December 31, 1994 and 1993, respectively.
   On December 31, 1994, options to purchase 302,300 shares of common stock and 8,750 stock appreciation rights were outstanding under employee stock option and stock appreciation rights plans. An additional 281,500 shares are authorized for further granting of options and rights. Options for 224,550 shares were exercisable on December 31, 1994, at a weighted-average price of $21.60. Additional options becoming exercisable in subsequent years total 20,250 in 1995 at an average price of $32.43; 19,250 in 1996 at an average price of $32.45; 19,250 in 1997 at an average price of $32.45; and 19,000 in 1998 at an average price of $32.45.










                                                Options
                             -----------------------------------------------
                              Options  Unexercised      Option      Average
                             Available     Or           Price       Option
                                To     Outstanding       Per       Price Per
                               Grant     Options        Share        Share
                             --------    --------   --------------  --------
Balance, January 1,1992...... 391,500     389,004   $12.25 - 23.08   $18.93
Exercised....................             (84,391)   12.25 - 19.75    16.59
                             --------    --------   --------------  --------
Balance, December 31, 1992 .. 391,500     304,613    12.25 - 23.08    19.58
Granted......................(110,000)    110,000    32.13 - 32.75    32.47
Exercised ...................             (69,350)   12.25 - 23.08    20.04
                             --------    --------   --------------  --------
Balance, December 31,1993 ... 281,500     345,263    12.25 - 32.75    23.59
Exercised ...................             (42,963)   12.25 - 23.08    18.00
                             --------    --------   --------------  --------
Balance, December 31, 1994 .. 281,500     302,300   $14.83 - 32.75   $24.39
                             ========    ========   ==============  ========

   A stock appreciation right entitles the holder to the difference between the value of a share of common stock on the exercise date and the value on the date the right was granted. Payment will be made with common stock based on its value on the exercise date. In 1992, 36,239 shares were issued for 78,350 rights, and in 1993, 11,084 shares were issued for 22,800 rights. In 1994, 9,014 shares were issued for 31,963 rights. On December 31, 1994, 8,750 rights were exercisable for an average price of $19.17 per share. Holders of 141,150 options outstanding on December 31, 1994, with an average price of $21.44, may elect on the exercise date to receive the benefits of a stock appreciation right rather than an option. Compensation expense is recognized in connection with stock appreciation rights based on the current market value of the common stock. No compensation expense is recognized in connection with stock options, unless an election can be made by the holder to treat the option as a stock appreciation right.
   A stock option is accounted for at the difference between the market price of the option on the measurement date or date granted and the amount the employee is required to pay. All options are granted at full market price on the date of the grant and, therefore, no compensation expense is recognized. In certain cases, a holder may exercise an option as a stock appreciation right. Stock appreciation rights are measured in the same way as an option, except that in subsequent periods if a change in the market value of the shares occurs, then adjustments between the current market price and previously accrued amounts are recorded as compensation expense.
   At December 31, 1994, 701,288 shares of common stock were reserved:
108,738 for the conversion of preferred stock and 592,550 for stock options and stock appreciation rights.
   The Corporation has adopted a shareholder rights plan, which under certain circumstances will give the holders of the Corporation's common stock the right to purchase shares of its preferred stock or other securities. The rights will become exercisable if a person or entity should acquire 20% or more of the Corporation's voting stock, unless it is acquired pursuant to an offer for all outstanding shares of common stock at a price and on terms determined by the Board of Directors to be adequate and in the best interests of the Corporation and its shareholders.
   If the rights become exercisable, the holder of each share of common stock, except the person or entity acquiring 20% or more of the voting stock, will have the right to purchase for $90 the number of one one-hundredths of a share of preferred stock or equivalent security equal to $180, divided by the then market value of one share of common stock. In the event of a merger involving an exchange of common stock, the holder of each right, except the acquiring person or entity, will also have the right to purchase for $90 the number of shares of common stock of the acquiring company having a then market value of $180.
   The Corporation may redeem the rights for $.01 per right, at its option, at any time prior to the date they become exercisable. The rights expire on August 8, 1998.


12. FAIR VALUE OF FINANCIAL INSTRUMENTS

   Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow analyses or other valuation techniques. Those techniques involve subjective judgment and are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. As a result, the derived fair value estimates cannot be substantiated by comparison to independent markets, and in many cases, could not be realized in immediate settlement of the instrument.
   The following methods and assumptions were used by the Corporation in estimating the fair value of its financial instruments. All of the Corporation's financial instruments were held or issued for purposes other than trading.

Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

Investment Securities: Fair values for investment securities are based on quoted market prices.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans (e.g., one-to-four family residential) and credit cards are based on quoted market prices of similar loans sold in conjunction with securitization transactions and adjusted for differences in loan characteristics. The fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Other Earning Assets: The carrying amount of other earning assets as reported on the balance sheet approximates their fair values

Deposits: For deposits with no defined maturity, SFAS No. 107 defines the fair value as the amount payable on demand and prohibits adjusting fair value for any value derived from retaining those deposits for an expected future period of time. Accordingly, the fair value of demand, interest checking, regular savings and money market deposits is equivalent to their carrying value as of the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities.

Short-Term Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements and other short-term borrowings approximate their fair values.

Long-Term Debt: The Corporation's long-term debt consists primarily of capital leases that are exempt from the disclosure requirements of SFAS No.
107. The fair value of the remaining long-term debt is estimated based on interest rates currently available for debt with similar terms and remaining maturities.

Off-Balance Sheet Instruments: The estimated fair value of off-balance sheet items was not material at December 31, 1994. The Corporation does not engage in hedging or swap transactions nor does it employ any derivative securities.

The estimated fair values of the Corporation's financial instruments as of December 31, are as follows (in thousands):
                                      1994                     1993
                             Carrying      Fair       Carrying      Fair
                              Amount       Value       Amount       Value
                            ----------  ----------   ----------  ----------
Financial assets:
  Cash and cash equivalents $  450,752  $  450,752   $  561,136  $  561,136
  Investment securities....  2,086,030   2,032,148    2,169,771   2,222,555
  Loans, net...............  5,010,485   4,951,032    4,087,318   4,171,083
  Other earning assets.....      8,987       8,987        6,263       6,263

Financial liabilities:
  Deposits.................  6,815,841   6,801,951    6,136,389   6,144,630
  Short-term borrowings....    179,409     179,409      151,859     151,859
  Long-term indebtedness...      2,928       2,926         -           -

   SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The disclosures also do not include certain intangible assets such as core deposit premiums, mortgage-servicing rights and goodwill. Accordingly, the aggregate fair value amount presented should not be interpreted as representing the underlying value of the Corporation.

13. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

   The Corporation and its subsidiaries have several noncontributory, defined-benefit pension plans covering substantially all of their qualified employees. The benefits under these plans are based on years of service and the employee's compensation during the last ten years of employment. The Corporation's funding policy is to make annual contributions in amounts necessary to satisfy the Internal Revenue Service's funding standards to the extent they are deductible against taxable income. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Contributions to the plans totaled $3.665 million, $3.385 million and $2.587 million in 1994, 1993 and 1992, respectively. Contributions include normal costs of the plan and amortization for periods of up to 40 years of unfunded past service cost.







Pension expense included the following components (in thousands):
                                                   Year ended December 31
                                                   1994     1993     1992
                                                  ------   ------   ------
Service cost - benefits earned during the period..$2,739   $2,541   $2,239
Interest cost on projected benefit obligation..... 4,844    4,615    4,185
Actual return on plan assets......................   192   (3,267)  (2,609)
Net amortization and deferral ....................(5,972)  (2,336)  (2,510)
                                                  ------   ------   ------
  Net periodic pension cost.......................$1,803   $1,553   $1,305
                                                  ======   ======   ======

The following table sets forth the plans' funded status and amounts recognized in the consolidated balance sheets (in thousands):
                                                           December 31
                                                      1994     1993     1992
                                                     -------  -------  -------
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested
 benefits of $52,302, $46,693 and $38,372.........   $57,643  $51,485  $42,535
                                                     =======  =======  =======
Plan assets at fair value ........................   $74,476  $67,126  $62,489
Projected benefit obligation for service
     rendered to date.............................    73,109   66,242   58,553
                                                     -------  -------  -------
Plan assets in excess of projected benefit obligation  1,367      884    3,936
Unrecognized net (gain) loss from past experience
   different from that assumed and effects of
   change in assumptions............................. 11,139    7,988    3,343
Unamortized prior service cost....................... (2,359)  (2,611)  (2,864)
Unrecognized net obligation at January 1, 1990
   being recognized over 15 years ...................     72       86      100
                                                     -------  -------  -------
Prepaid pension cost included in other assets........$10,219  $ 6,347  $ 4,515
                                                     =======  =======  =======

 The assets of the plans consist of U.S. Treasury securities - 38%, other debt obligations - 23%, stocks - 34%, and cash and equivalents - 5%. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.50% and 4.75%, respectively. The expected long-term rate of return on plan assets was 9%.
   The Corporation and its subsidiaries have a thrift plan that employees with one year of service may elect to contribute up to 6% of their salary. The Corporation contributes to the plan to the extent of 50% of the employees' contributions, and an additional 25% contribution is made if a specified profit objective is met. A 75% employer match was made in each of the years 1994, 1993 and 1992 when the Corporation's contributions to the plan totaled $3.212 million, $3.055 million and $2.784 million, respectively. The plan is administered under the provisions of Section 401(k) of the Internal Revenue Code.
   Certain retired individuals who were participating in any of the Corporation's medical plans at retirement may elect to receive medical benefits similar to those provided for active employees if they make their elections within 30 days of retirement. Terminated employees may elect to receive such benefits for a limited period.
   The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to full-time employees who have worked at least 10 years and have attained age 55 while in service with the Corporation. The benefits are based on years of service and are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. Employees hired after December 31, 1993, may participate in the plan but must pay 100% of the cost. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with the Corporation's expressed intent to increase the retiree contribution rate annually for the expected increase in medical costs for that year. The Corporation has set a maximum amount that it will contribute per year of approximately three times the 1993 contribution level. The plan is not funded.
   In 1993, the Corporation adopted Financial Accounting Standards Board Statement No. 106 (SFAS No. 106), "Employers' Accounting for Postretirement Benefits Other than Pensions." The effect of adopting the new rules increased 1993 net periodic postretirement benefit cost by $1.977 million and decreased 1993 net income by $1.285 million. Postretirement benefit cost for 1992, which was recorded on a cash basis, has not been restated.

   The liability for postretirement benefits is unfunded. The following table presents the status of the plan, reconciled with amounts recognized in the Corporation's statement of financial position (in thousands).
                                                          December 31
                                                          1994     1993
                                                        -------  -------
Accumulated postretirement benefit obligation:
   Retirees ........................................... $ 5,631  $ 6,083
   Fully eligible, active plan participants ...........   2,179    2,587
   Other active plan participants .....................   5,635    8,206
                                                        -------  -------
                                                         13,445   16,876

Plan assets at fair value .............................    -        -
                                                        -------  -------
Accumulated postretirement benefit obligation
   in excess of plan assets ...........................  13,445   16,876
Unrecognized net gain or (loss) .......................  (2,068)   3,299
Unrecognized transition obligation ....................  10,989   11,600
                                                        -------  -------
Accrued postretirement benefit cost ................... $ 4,524  $ 1,977
                                                        =======  =======

Net periodic postretirement benefit cost includes the following components:

                                                    1994    1993    1992
                                                   ------  ------  ------
Service cost ......................................$  971  $  691  $  270
Interest cost ..................................... 1,223     977     -
Amortization of transition obligation over 20 years   611     610     -
Net amortization and deferral......................   102    -        -
                                                   ------  ------  ------
Net periodic postretirement benefit cost...........$2,907  $2,278  $  270
                                                   ======  ======  ======

   The weighted-average, annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost-trend rate) is 11.3% for 1994 and is assumed to decrease gradually to 5.0% for 2003 and to remain at that level there-after. The health care cost-trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost-trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994, by $777,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1994 by $79,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.50% at December 31, 1994. The Corporation has limited its exposure to increases in health care, cost-trend rates by setting a cap on the maximum amount it will ever pay on any one retiree and by passing through 100% of the cost of retiree health care to new employees hired after December 31, 1993.

14. INCOME TAXES

   In 1992, the Corporation adopted Financial Accounting Standards Board Statement No. 109 (SFAS No. 109), Accounting for Income Taxes," which increased the 1992 provision for income taxes by $886,000. Significant components of the Corporation's deferred-tax liabilities and assets are as follows (in thousands):

                                                            December 31
                                                           1994     1993
                                                         -------  -------
Deferred-tax liabilities:
  Life insurance reserves................................$ 3,013  $ 2,812
  Depreciation...........................................  6,298    6,635
  Other..................................................  5,087    4,252
  Acquisition of banks...................................    337     -
                                                         -------  -------
  Total deferred-tax liabilities ........................ 14,735   13,699
                                                         -------  -------
Deferred-tax assets:
  Installment loan interest and fees.....................  2,845    2,628
  Deferred compensation..................................  4,845    4,504
  Allowance for loan losses.............................. 18,230   17,769
  Other..................................................  6,918    5,262
  Acquisition of banks...................................  4,782     -
                                                         -------  -------
  Total deferred-tax assets.............................. 37,620   30,163
                                                         -------  -------
Net deferred-tax assets .................................$22,885  $16,464
                                                         =======  =======

  The provision for income taxes includes amounts currently payable and amounts deferred to or from other years as a result of differences in timing of income or expenses for reporting and tax purposes. The income tax provision includes the following amounts (in thousands):

                                                    Year Ended December 31
                                                   -------------------------
                                                      1994     1993     1992
                                                     -------  -------  -------
Current:
  Federal income taxes ..............................$55,570  $54,590  $44,120
  State income taxes.................................    966    1,475    1,137
                                                     -------  -------  -------
  Total current...................................... 56,536   56,065   45,257
                                                     -------  -------  -------
Deferred (benefit):
  Federal income taxes .............................. (1,910)  (1,858)  (1,272)
  State income taxes.................................    (66)     (85)    (173)
                                                     -------  -------  -------
  Total deferred .................................... (1,976)  (1,943)  (1,445)
                                                     -------  -------  -------
                                                     $54,560  $54,122  $43,812
                                                     =======  =======  =======
  Income taxes paid during the year..................$56,260  $60,207  $46,010
                                                     =======  =======  =======

   The exclusion of certain categories of income and expense from taxable net income results in an effective tax rate which is lower than the statutory federal rate. The differences in the rates are as follows (dollars in thousands):

                                          Year Ended December 31
                                   1994            1993            1992
                              --------------- --------------- ---------------
                              Amount  Percent Amount  Percent Amount  Percent
                              ------- ------- ------- ------- ------- -------
Statutory rate................$58,723   35.0% $59,551   35.0% $48,037   34.0%
Nontaxable interest on
  municipal obligations....... (4,874)  (2.9)  (5,847)  (3.4)  (6,210)  (4.4)
Adoption of SFAS No. 109......                                    886     .6
Other items ..................    711     .4      418     .2    1,099     .8
                              ------- ------- ------- ------- ------- -------
Effective rate................$54,560   32.5% $54,122   31.8% $43,812   31.0%
                              ======= ======= ======= ======= ======= =======

15. EARNINGS PER SHARE

   Earnings per share of common stock, after giving effect to dividends on preferred stock of $51 thousand in 1994, $54 thousand in 1993 and $61 thousand in 1992, are based on 32.281 million, 32.512 million and 32.252 million average shares outstanding, respectively. The dilutive effect upon earnings per share of the conversion of the outstanding, convertible preferred stock and other items was not material for any of the three years.

16. COMMITMENTS AND CONTINGENCIES

   The Corporation, in the normal course of its business, is the subject of legal proceedings instituted by customers and others. In the opinion of the Corporation's management, there were no legal matters pending as of December 31, 1994, that would have a material effect on its financial statements.

17. RESTRICTIONS ON LOANS AND DIVIDENDS FROM SUBSIDIARIES

   The Corporation's banking affiliates and its life insurance subsidiary are subject to federal and/or state statutes that prohibit or restrict certain of their activities, including the transfer of funds to the Corporation. There are restrictions on loans from banks to their parent company, and banks and life insurance companies are limited as to the amount of cash dividends that they can pay. As of December 31, 1994, the Corporation's equity in the net assets of its subsidiaries, after elimination of intercompany deposits and loans, totaled $635.250 million. Of that amount, $582.613 million was restricted as to the payment of dividends. Consolidated retained earnings in the amount of $284.852 million were free of limitations on the payment of dividends to the Corporation's shareholders as of December 31, 1994.

18. RELATED-PARTY TRANSACTIONS

   Directors and officers of the Corporation and their affiliates were customers of, and had other transactions with, the Corporation in the ordinary course of business. The Corporation has made residential mortgage loans at favorable rates to officers of the Corporation and its subsidiaries who have been relocated for the convenience of the Corporation. Other loan transactions with directors and officers were made on substantially the same terms as those prevailing for comparable loans to other persons and did not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 1994 and 1993, loans to directors and executive officers of the Corporation and its largest subsidiary bank, where the aggregate of such loans exceeded $60 thousand, totaled $60.334 million and $35.173 million, respectively. During 1994, $212.794 million of new loans were made and repayments totaled $187.633 million. These totals include loans to certain business interests and family members of the directors and executive officers, and no losses are anticipated in connection with any of the loans.

19. FIRST VIRGINIA BANKS, INC. (PARENT COMPANY ONLY)
    CONDENSED FINANCIAL INFORMATION (IN THOUSANDS)

                                 BALANCE SHEETS
                                                              December 31
                                                            1994       1993
                                                          --------   --------
Assets
  Cash and noninterest-bearing deposits
    principally in affiliated banks.......................$  3,546   $  1,474
  Securities purchased under agreements to resell.........  56,902     28,390
  Investment in affiliates based on the Corporation's
    equity in their net assets:
     Member banks......................................... 606,092    541,769
     Bank-related companies...............................  12,729     10,381
  Investment securities, (market value $9,682-1994
       and $28,107-1993)................................... 10,048     27,101
  Loans (including $14,425-1994 and $52,758-1993
       to affiliated companies) ..........................  15,121     53,429
  Premises and equipment..................................  39,550     40,128
  Goodwill and core deposit premium.......................  78,705      7,884
  Other assets ...........................................  35,828     30,360
                                                          --------   --------
    Total Assets .........................................$858,521   $740,916
                                                          ========   ========

Liabilities
  Interest, taxes and other liabilities ..................$ 31,265   $ 32,193
  Commercial paper .......................................  20,368     17,222
                                                          --------   --------
    Total Liabilities ....................................  51,633     49,415
                                                          --------   --------
Shareholders' Equity
  Preferred stock.........................................     746        805
  Common stock............................................  34,050     32,444
  Capital surplus......................................... 111,184     68,406
  Retained earnings....................................... 660,908    589,846
                                                          --------   --------

    Total Shareholders' Equity............................ 806,888    691,501
                                                          --------   --------
    Total Liabilities and Shareholders' Equity............$858,521   $740,916
                                                          ========   ========

                              STATEMENTS OF INCOME

                                                      Year Ended December 31
                                                      1994     1993     1992
                                                    --------  -------  -------
Income
Dividends from affiliates:
  Member banks .....................................$123,024  $ 68,674  $63,171
  Bank-related companies ...........................    -           25      335
Service fees from affiliates........................   9,017    10,529   10,884
  Rental income:
   Affiliates ......................................   6,692     5,185    5,891
   Other ...........................................   1,975     1,782    2,252
Interest and dividends on investment securities ....   3,706     1,901    1,433
Other income:
  Affiliates .......................................   2,339     2,390    2,096
  Other ............................................   1,187       751      494
                                                    --------  --------  -------
    Total income.................................... 147,940    91,237   86,556
                                                    --------  --------  -------

Expenses
Salaries and employee benefits......................  14,092    12,685   16,680
Interest ...........................................     829       517    1,594
Other expenses:
  Paid to affiliates................................   1,694       806    1,517
  Other ............................................   9,715     9,673    9,834
                                                    --------  --------  -------
    Total expenses..................................  26,330    23,681   29,625
                                                    --------  --------  -------
Income before income taxes and equity in
     undistributed income of affiliates ............ 121,610    67,556   56,931
Federal Income tax credits..........................     706     1,054    2,368
                                                    --------  --------  -------
Income before equity in
     undistributed income of affiliates............. 122,316    68,610   59,299
Equity in undistributed income of affiliates .......  (9,095)   47,414   38,174
                                                    --------  --------  -------
Net income..........................................$113,221  $116,024  $97,473
                                                    ========  ========  =======

                            STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31
                                                      1994     1993     1992
                                                     -------  -------  -------
Net cash provided by operating activities...........$125,485  $69,025  $68,301
                                                     -------  -------  -------
Investing activities:
  Proceeds from maturity and sale
     of investment securities........................   -      28,167    5,920
  Proceeds from the sale of
     available for sale securities...................  1,195     -        -
  Proceeds from maturity of
     held to maturity securities..................... 20,699     -        -
  Purchase of investment securities ................. (4,263) (48,931)  (5,198)
  Net (increase) decrease in loans................... 38,308   (4,862) (37,152)
  Purchases of premises and equipment ............... (1,749)  (1,891)  (1,096)
  Sales of premises and equipment ...................     28        3      (28)
  Investment in affiliates...........................(43,651)  (3,453)  (6,000)
  Other.............................................. (6,523)   2,260   (4,654)
                                                     -------  -------  -------
     Net cash used for investing activities..........  4,044  (28,707) (48,208)
                                                     -------  -------  -------
Financing activities:
  Net increase (decrease) in short-term borrowings ..  3,146   (4,114)   2,054
  Principal payments on long-term borrowings.........   -      (4,095)  (5,890)
  Common stock purchased and retired.................(61,856)    -        -
  Cash dividends - common............................(40,928) (34,830) (30,945)
  Cash dividends - preferred ........................    (52)     (54)     (65)
  Proceeds from issuance of common stock.............    745    1,401    1,698
                                                     -------  -------  -------
     Net cash used for financing activities .........(98,945) (41,692) (33,148)
                                                     -------  -------  -------
     Net increase (decrease) in cash and
                cash equivalents..................... 30,584   (1,374) (13,055)
     Cash and cash equivalents at beginning of year . 29,864   31,238   44,293
                                                     -------  -------  -------
     Cash and cash equivalents at end of year........$60,448  $29,864  $31,238
                                                     =======  =======  =======

Net cash provided by operating activities has been
    reduced (increased) by the following
    cash payments (receipts):
  Interest on indebtedness...........................$   823  $   518  $ 1,598
  Income taxes.......................................   (467)    (954)  (1,727)

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING
- ---------------------------------------------------

   The management of First Virginia Banks, Inc., has prepared and is responsible for the accompanying financial statements, together with the financial data and other information presented in this annual report. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances. The financial statements include amounts that are based on management's best estimates and judgments.
   Management maintains and depends upon an internal accounting control system designed to provide reasonable assurance that transactions are executed in accordance with management's authorization, that financial records are reliable as the basis for the preparation of all financial statements, and that the Corporation's assets are safeguarded. The design and implementation of all systems of internal control are based on judgments required to evaluate the costs of control in relation to the expected benefits and to determine the appropriate balance between these costs and benefits. The Corporation maintains a professional internal audit staff to monitor compliance with the system of internal accounting control. Operational and special audits are conducted, and internal audit reports are submitted to appropriate management.
   The Audit Committee of the Board of Directors, comprised solely of outside directors, meets periodically with the independent public accountants, management and internal auditors to review accounting, auditing and financial reporting matters. The independent public accountants and internal auditors have free access to the Committee, without management present, to discuss the results of their audit work and their evaluations of the adequacy of internal controls and the quality of financial reporting.
   The financial statements in this annual report have been audited by the Corporation's independent auditors, Ernst & Young LLP, for the purpose of determining that the financial statements are presented fairly. Their independent professional opinion on the Corporation's financial statements is presented on the following page.


/S/ Robert H. Zalokar
_______________________
Robert H. Zalokar
Chairman and Chief Executive Officer

/S/ Richard F. Bowman
_______________________
Richard F. Bowman
Vice President, Treasurer and Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
- -------------------------------------------------

To the Shareholders and Board of Directors
First Virginia Banks. Inc.

   We have audited the accompanying consolidated balance sheets of First Virginia Banks, Inc., and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Virginia Banks, Inc., and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Washington, D.C.
January 17, 1995


/S/ Ernst & Young LLP
_____________________

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


                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

   The Board of Directors is divided into three classes (A, B and C) and was recently expanded from fifteen to sixteen members when Barry J. Fitzpatrick was appointed Chairman and Chief Executive Officer of First Virginia effective January 1, 1995. The term of office for Class B directors will expire at this Annual Meeting. Five persons, four of whom are presently on the Board, have been nominated to serve as Class B directors. The nominee for the Class B director who presently is not on the Board, John B. Melvin, was a director of Farmers National Bancorp ("Farmers") when it merged into First Virginia on December 28, 1994. Under the merger agreement with Farmers, the Director Nominating Committee of First Virginia's Board of Directors is obligated to recommend for nomination and election to First Virginia's Board a member of Farmers' Board designated by Farmers. Farmers designated John B. Melvin and the Director Nominating Committee recommended him for nomination and election. If elected, John B. Melvin will be a Class B director and will replace Richard T. Selden who is no longer eligible for reelection. If elected, the five nominees for Class B directors will serve for a term of three years.

   In addition to the five nominees for Class B directors, Barry J. Fitzpatrick, who became First Virginia's Chairman and Chief Executive Officer on January 1, 1995, has been nominated to serve as a Class A director. If elected, he will serve for a term of two years.

   It is the intention of the persons named in the accompanying form of proxy, unless stockholders specify otherwise by their proxies, to vote for the election of the six nominees named on the next two pages. Although the Board of Directors does not expect that any of the persons named will be unable to serve as a director, should any of them be unable to accept nomination or election, it is intended that shares represented by the accompanying form of proxy will be voted by the proxy holders for such other person or persons as may be designated by the present Board of Directors.

   Certain information concerning the nominees for election at this meeting and the Class C and Class A directors who will continue in office after the meeting is set forth below and on the following pages, as furnished by them.

NOMINEES FOR CLASS B DIRECTORS

Edward L. Breeden, III, 60, is a partner in the law firm of Breeden, MacMillan & Green in Norfolk, Virginia, and has been a director of First Virginia since 1982. He is a director of First Virginia Bank of Tidewater, Norfolk, Virginia and of First Virginia Life Insurance Company. He serves on both the Executive Committee and the Public Policy Committee and chairs the Audit Committee. He beneficially owns 65,876 shares of Common Stock. (1)

Gilbert R. Giordano, 66, is a partner in the law firm of Giordano, Bush, Villareale & Vaughan, P.A. in Upper Marlboro, Maryland and has been a director of First Virginia since 1989. He is Chairman of the Board of First Virginia Bank-Maryland, Upper Marlboro, Maryland. He serves on the Audit Committee and the Director Nominating Committee and beneficially owns 199,172 shares of Common Stock. (2)

Eric C. Kendrick, 48, is President of Mereck Associates, Inc., a real estate management and development firm in Arlington, Virginia and has been a director of First Virginia since 1986. He serves on the Management Compensation and Benefits Committee and the Public Policy Committee. He beneficially owns 48,100 shares of Common Stock. (3)

John B. Melvin, 70, is Trustee of the Stanley Family Bottling Company Trust. In 1991, he retired as Chairman of the Board, Coca-Cola Bottling Co. of Annapolis, Maryland. He formerly was on the Board of Directors of Farmers National Bancorp (which merged into First Virginia on December 28, 1994) and now is on the Board of Directors of Farmers Bank of Maryland, a subsidiary bank of First Virginia located in Annapolis, Maryland. He beneficially owns 19,620 shares of Common Stock. (4)

Robert H. Zalokar, 67, retired as Chairman of the Board and Chief Executive Officer of First Virginia on December 31, 1994. He has been a director of First Virginia since 1959. He serves as Chairman of the Executive Committee and is a member of the Public Policy Committee and the Director Nominating Committee. He beneficially owns 124,267 shares of Common Stock.

Barry J. Fitzpatrick, 55, was appointed Chairman and Chief Executive Officer of First Virginia effective January 1, 1995. He is Chairman of First Virginia Bank in Falls Church and a chairman and/or director of a number of nonbank affiliated companies including First Virginia Services, Inc, First General Mortgage Company and First Virginia Credit Services, Inc. Until his appointment as Chairman and Chief Executive Officer of First Virginia, he was Executive Vice President of First Virginia from May, 1992. He was Senior Vice President and Regional Executive Officer from June, 1982, to May, 1992. He serves on the Executive Committee, the Public Policy Committee and the Director Nominating Committee. He beneficially owns 46,472 shares of First Virginia Common
Stock. (5)

CLASS C DIRECTORS (Serving until the 1996 Annual Meeting)

Paul H. Geithner, Jr., 64, is President and Chief Administrative Officer of First Virginia and has been a director of First Virginia since 1984. He also is a director of First Virginia Bank in Falls Church and a director of a number of nonbank affiliates including First Virginia Life Insurance Company, First Virginia Insurance Services, Inc. and First Virginia Mortgage Company. He is a member of the Public Policy Committee and the Executive Committee. He beneficially owns 56,777 shares of Common Stock. (6)

L. H. Ginn, III, 61, is President of Lighting Affiliates, Inc., a distributor of electrical fixtures located in Richmond, Virginia and has been a director of First Virginia since 1978. Mr. Ginn is a retired U. S. Army Reserve Major General. He is Chairman of the Board of First Virginia Bank-Colonial, Richmond, Virginia. He is a member of the Executive Committee and the Director Nominating Committee and beneficially owns 11,686 shares of Common Stock. (7)

T. Keister Greer, 73, is principal of T. Keister Greer, P.C. in Rocky Mount, Virginia and has been a director of First Virginia since 1976. He is Chairman of the Board of First Virginia Bank-Franklin County, Rocky Mount, Virginia. Mr. Greer is a member of the Public Policy Committee and the Director Nominating Committee and beneficially owns 17,400 shares of Common Stock. (8)

Edward M. Holland, 55, is an attorney in Arlington, Virginia and a member of the Virginia General Assembly (Senate). He has been a director of First Virginia since 1974. He also is a director of First Virginia Bank, Falls Church, Virginia. He serves on the Executive Committee and the Management Compensation and Benefits Committee and beneficially owns 60,979 shares of Common Stock (9)

Thomas K. Malone, Jr., 75, is retired Chairman and Chief Executive Officer of First Virginia and has been a director of First Virginia since 1957. He is a director of First Virginia Bank in Falls Church, First Virginia Life Insurance Company and First Virginia Mortgage Company. Mr. Malone is Chairman of the Director Nominating Committee and a member of the Executive Committee and the Public Policy Committee. He beneficially owns 44,632 shares of Common Stock.
(10)

CLASS A DIRECTORS (Serving until the 1997 Annual Meeting)

E. Cabell Brand, 71, is President of Recovery and Development Systems, Inc., a company in Salem, Virginia that engages in business and environmental consulting and international development projects. He is a director and Vice Chairman of the Board of First Virginia Bank-Southwest, Roanoke, Virginia and has been 8 director of First Virginia since 1976. He serves on the Management Compensation and Benefits Committee and the Director Nominating Committee and beneficially owns 5,538 shares of Common Stock. (11)

Elsie C. Gruver, 68, is a community and civic leader in Arlington, Virginia and has been a director of First Virginia since 1973. She is Chairman of the Public Policy Committee and a member of the Audit Committee and beneficially owns 5,936 shares of Common Stock. (12)

W. Lee Phillips, Jr., 59, is a professional engineer and is currently involved in real estate management and home building in Falls Church, Virginia and southern Maryland. He has been a director of First Virginia since 1985 and is a director of First Virginia Bank, Falls Church, Virginia. He serves on the Audit Committee as well as the Management Compensation and Benefits Committee and beneficially owns 8,255 shares of Common Stock. (13)

Josiah P. Rowe, III, 67, is Co-Publisher and General Manager of The Free Lance-Star Publishing Co. of Fredericksburg, Virginia and has been a director of First Virginia since 1991. He is a director of First Virginia Bank, Falls Church, Virginia. He serves on the Public Policy Committee and the Director Nominating Committee and beneficially owns 1,500 shares of Common Stock and 100 shares of preferred stock.

Albert F. Zettlemoyer, 60, is President of the Government Systems Group of UNISYS Corporation in McLean, Virginia and is Executive Vice President of UNISYS Corporation and has been a director of First Virginia since 1978. He serves on the Audit Committee and chairs the Management Compensation and Benefits Committee. He beneficially owns 6,000 shares of Common Stock. (14)

(1) Includes 7,500 shares held by a corporation of which Mr. Breeden is President, 16,325 shares held by two foundations of which Mr. Breeden is Chairman, 16,275 shares held by two trusts of which Mr. Breeden is trustee, and 21,900 shares held by an estate of which Mr. Breeden is the executor.

(2) Includes 4,438 shares held in a trust for his son, 108 shares held by his spouse and daughter, 533 shares held by his spouse and son, 10,188 shares held by the Giordano Family Foundation and 387 shares held by his daughter.

(3) Includes 4,855 shares held by his spouse and 1,729 shares held by a corporation of which Mr. Kendrick is a director and president.

(4) All of the shares are held in a trust.

(5) Includes options to purchase 28,250 shares of Common Stock which are currently exercisable but does not include options to purchase 8,000 shares of Common Stock which are not currently exercisable.

(6) Includes 29,000 shares held in a revocable trust, 3,974 shares held indirectly through his spouse and options to purchase 21,250 shares of Common Stock which are currently exercisable. It does not include 6,250 stock appreciation rights which are currently exercisable.

(7) Includes 229 shares held indirectly through his spouse and 1,237 shares held by a trust of which Mr. Ginn is trustee.

(8) Includes 5,400 shares of Common Stock held by a trust in which Mr. Greer has a beneficial interest.

(9) Includes 34,479 shares held by a corporation of which Mr. Holland is an officer, director, and owner.

(10) Includes 10,125 shares of Common Stock held jointly with his spouse (shared voting and investment power).

(11) Includes 264 shares of Common Stock held indirectly through his spouse.

(12) Includes 1,782 shares of Common Stock held in a Keogh Plan, 900 shares held in an Individual Retirement Account and 900 shares held in her spouse's Individual Retirement Account.

(13) Includes 3,000 shares held by a trust of which Mr. Phillips is a trustee.

(14) All of the shares held jointly with spouse.

   As of February 28, 1995, executive officers and directors as a group beneficially owned 937,597 shares of Common Stock representing approximately 2.79% of those shares outstanding, of which 175,575 shares represent shares covered by currently exercisable options (or options exercisable within 60 days) and 200 shares of Preferred Stock representing approximately .27 % of those shares outstanding. No officer or director owned as much as 1.0 % of First Virginia Common Stock. Messrs. Breeden, Greer and Giordano are members of or are associated with law firms which have been in the last two years, and are proposed in the future to be, retained by First Virginia and its subsidiaries. Messrs. Brand, Breeden, Fitzpatrick, Geithner, Ginn, Giordano, Greer, Holland, Malone, Melvin, Phillips, Rowe and Zalokar have been directors of various subsidiaries of First Virginia during the past five years. Ages of the directors are stated as of February 28, 1995





BENEFICIAL OWNERSHIP OF NAMED EXECUTIVE OFFICERS

The following table sets forth certain information regarding the named executives' beneficial ownership of First Virginia Common Stock as of February 28, 1995.

                    Shares of Common Stock of First Virginia
                               Beneficially Owned
Name of Officer                    Number *          Percent of Class

Robert H. Zalokar                  124,267             .3630

Paul H. Geithner, Jr.               56,777             .1658

Barry J. Fitzpatrick                46,472             .1357

Shirley C. Beavers, Jr.             36,964             .1080

Justin C. O'Donnell                 18,655             .0545


 * The amounts shown represent the total shares owned outright by such individuals together with shares which are issuable upon the exercise of all stock options that are currently exercisable. Specifically, the following individuals have the right to acquire the shares indicated after their names, upon the exercise of stock options: Mr. Zalokar, 0; Mr. Geithner, 21,250; Mr. Fitzpatrick, 28,250; Mr. Beavers, 28,250; and Mr. O'Donnell, 4,150.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

First Virginia's Board of Directors has a standing Audit Committee, Director Nominating Committee, Management Compensation and Benefits Committee, Public Policy Committee, and Executive Committee.

   The Audit Committee, comprised of Directors Breeden, Giordano, Gruver, Phillips, Selden, and Zettlemoyer, held five meetings during 1994. Functions of the Committee include (1) reviewing with the independent public accountants and management such matters as: the financial statements and the scope of First Virginia's audit, compliance with laws and regulations, and the adequacy of First Virginia's system of internal procedures and controls and resolution of material weaknesses; (2) reviewing with First Virginia's internal auditors the activities and performance of the internal auditors; (3) reviewing with management the selection and termination of the independent public accountants and any significant disagreements between the independent public accountants and management; and (4) reviewing the nonaudit services of the independent public accountant. Under Section 36 of the Federal Deposit Insurance Act, the Audit Committee also performs similar functions for some of the First Virginia member banks.

   The Director Nominating Committee, comprised of Directors Malone, Brand, Ginn, Giordano, Greer, Rowe, and Zalokar, held one meeting in 1994. The functions of the Committee include annually recommending to the Board the names of persons to be considered for nomination and election by First Virginia's stockholders and, as necessary, recommending to the Board the names of persons to be elected to the Board between annual meetings.

   The Management Compensation and Benefits Committee, comprised of Directors Zettlemoyer, Brand, Holland, Kendrick, and Phillips, held two meetings in 1994. The Committee has the authority to establish the level of compensation (including bonuses) and benefits of management of First Virginia. In addition, the Committee has authority to award long-term incentive compensation, e.g., stock options and stock appreciation rights, to First Virginia's management based on such factors as individual and corporate performance.

   The Public Policy Committee, comprised of Directors Gruver, Breeden, Geithner, Greer, Kendrick, Malone, Rowe, and Zalokar, met four times during 1994. This Committee supervises First Virginia's contribution and matching gifts programs. The Committee also monitors the programs developed for affirmative action and compliance with the Community Reinvestment Act and Title VII of the Civil Rights Act of 1964.

   The Executive Committee, comprised of Directors Zalokar, Breeden, Geithner, Ginn, Holland, and Malone, held 11 meetings in 1994. The Committee exercises all of the powers of the Board of Directors when the Board is not in session, except for those powers reserved for the Board under state law and by First Virginia's Articles of Incorporation and Bylaws and those powers delegated to other committees.

   During 1994, there were 12 meetings of the Board of Directors. All directors attended more than 75% of the aggregate total number of meetings of the Board and committees of the Board on which they served.

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

   Based on a review of the forms that were filed and written representations from the executive officers and directors, First Virginia believes that during the year 1994 all filing requirements applicable to its officers and directors were met with the exception of Justin C. O'Donnell who reported eight days late to the SEC the sale of 1,800 shares.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

   The Summary Compensation Table on the following page shows the annual compensation for the last three fiscal years for First Virginia's Chief Executive Officer and for the four most highly compensated executive officers other than First Virginia's Chief Executive Officer:

                           SUMMARY COMPENSATION TABLE
                                                                 Long-Term
                                     Annual Compensation         Compensation

  (a)                            (b)     (c)      (d)    (e)      (f)     (g)
                                                        Other             All
                                                        Annual  Options/ Other
Name And                                                Compen-  SARs   Compen-
Principal                              Salary    Bonus  sation  Awarded sation
Position                         Year  ($) (1)  ($) (2) ($) (3) (#) (4) ($) (5)
- --------                         ----  -------  ------- ------- ------- -------

Robert H. Zalokar                1994  530,000  297,933  9,429    0     98,214
Chairman and Chief Executive     1993  500,000  306,388  8,509    0    108,901
Officer of First Virginia until  1992  490,000  270,714 10,608    0     93,979

his retirement on 12/31/94

Paul H. Geithner, Jr.            1994  335,000  114,495  5,814    0     57,152
President of First Virginia      1993  315,000  131,679  5,583  10,000  60,347
                                 1992  300,000  113,050  3,987    0     52,513

Barry J. Fitzpatrick             1994  209,000  125,144  6,135    0     24,691
Executive Vice President         1993  189,000   90,406 69,099  10,000  25,203
of First Virginia. Appointed     1992  169,310   72,830 29,236    0     18,723
Chairman and Chief Executive
Officer of First Virginia
effective 1/1/95

Shirley C. Beavers, Jr.          1994  209,000   94,952  6,919    0     25,963
Executive Vice President of      1993  189,000   90,406  6,045  10,000  31,385
First Virginia and President,    1992  175,769   72,830  5,160    0     26,112
First Virginia Services, Inc.

Justin C. O'Donnell              1994  208,830   19,286  5,725    0     31,590
Senior Vice President of         1993  202,600   45,386  5,437   2,000  33,604
First Virginia and President     1992  192,950   43,394  4,089    0     30,549
and Chief Executive Officer
of First Virginia Bank

(1) The Salary Column (Column (c)) includes the base salary earned by the executive officer, which includes amounts that are deferred under the First Virginia Banks, Inc. Employees Thrift Plan and the First Virginia Pre-Tax Health Benefit Plan.

(2) The Bonus Column (Column (d)) includes the amount earned as a bonus for that year even if paid in the following year. It also includes amounts earned for that year under the First Virginia Banks, Inc. Profit Sharing Plan.

(3) The Other Annual Compensation Column (Column (e)) includes the amount of taxes paid by First Virginia for certain benefits.

(4) The All Other Compensation Column (Column (g)) includes the amount paid by the employer under the First Virginia Banks, Inc. Employees Thrift Plan which, for each of the named officers, was $6,750. It also includes the amounts paid by the employer under the First Virginia Supplemental Benefits Plan. This plan provides supplemental retirement benefits for those key officers who are restricted from receiving further benefits under the Thrift Plan as a result of the $9,000 limitation on pretax contributions imposed by the Internal Revenue Code for 1994. For 1994, these amounts were: for Mr. Zalokar, $30,673; Mr. Geithner, $13,586; Mr. Fitzpatrick, $8,073; Mr. Beavers, $3,134; and Mr. O'Donnell, $3,125. It also includes the premium amounts paid by the employer under the First Virginia Split Dollar Life Insurance Plan. For 1994, these amounts were: for Mr. Zalokar, $41,410; Mr. Geithner, $27,916; Mr. Fitzpatrick, $8,524; Mr. Beavers, $14,720; and Mr. O'Donnell, $15,194. It also includes the "above-market" earnings on deferred compensation earned during 1994. These amounts were: for Mr. Zalokar, $19,381; Mr. Geithner, $8,900; Mr. Fitzpatrick, $1,344; Mr. Beavers, $1,359; and Mr. O'Donnell, $6,521.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

   The following table shows for each of the named executive officers the number of shares of First Virginia Common Stock acquired upon the exercise of stock options and stock appreciation rights during 1994, the value realized upon their exercise, the number of unexercised stock options and SARs at the end of 1994 and the value of unexercised "in-the-money" stock options and SAR rights at the end of 1994. Stock options or freestanding SARs are considered "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the option or SAR. No stock options were granted during 1994. Some of the stock options which were granted to First Virginia's executive officers include a provision that would accelerate the vesting of the options upon a "change in control" of First Virginia. A "change in control" is defined to mean a change of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, or a similar reporting requirement. The table includes Mr. Geithner's ownership of 8,750 exercisable freestanding SARs at yearend whose value was $112,291. There were no other exercisable freestanding SARs owned by any of the named executive officers at yearend.

                  Aggregated Options/SAR Exercises in 1994 and
                           Yearend Options/SAR Values

                                                     Value of
                                     Number of       Unexercised
                                     Unexercised     In-the-Money
                                     Options/SARs    Options/
                 Shares              at Yearend      SARs at
                 Acquired            (#)             Yearend ($)
                 on        Value     Exercisable/    Exercisable/
                 Exercise  Realized  Unexercisable   Unexercisable
  Name           (#)       ($)
  ----           --------  --------  -------------   -------------

Robert H.           5,213    99,529   0/0            0/0
Zalokar

Paul H.             5,104   197,552  20,000/10,000  212,604/0
Geithner, Jr.

Barry J.            3,000    38,875  26,250/10,000  319,563/0
Fitzpatrick

Shirley C.           0         0     26,250/10,000  322,188/0
Beavers, Jr.

Justin C.
O'Donnell           3,781   143,625   9,000/2,000   139,000/0


PENSION AND THRIFT PLANS AND SUPPLEMENTAL COMPENSATION ARRANGEMENTS

   The following table shows the estimated annual benefit payable upon retirement under the First Virginia Pension Trust Plan based on specified remuneration and years of credited service classifications, assuming a participant retired on December 31, 1994 at age 65. The table ends at an average annual pay of $150,000 since effective January 1, 1994, compensation in excess of that amount is not taken into account under the Plan because of IRS regulations. Credited service in excess of thirty years is also not taken into account in determining benefits under the Plan.

          Annual Benefits Under First Virginia's Pension Trust Plan

Average
Annual        10 Years   15 Years   20 Years   25 Years   30 Years
Pay             of         of         of         of         of
for Past      Service    Service    Service    Service    Service
60 Months
- ---------     -------    -------    -------    -------    -------
$125,000       18,784     28,177     37,569     46,961     56,353
 150,000       22,784     34,177     45,569     56,961     68,353


   Under the First Virginia Pension Trust Plan, a participant retiring at age 65 with 30 years of credited service under the Plan will receive a maximum annual pension benefit equal to 1.1 % of his average annual pay multiplied by 30 years of credited service plus 0.5% of his average annual pay in excess of his covered compensation multiplied by 30 years of credited service. The calculation of "average annual pay" is based on annual compensation for the highest five consecutive years out of the participant's final 10 years of service. "Covered compensation" is calculated by multiplying the annual average of Social Security taxable wage base as in effect for the 35 years ending with the last day of the year in which the participant attains Social Security retirement age.

   Remuneration on earnings determining pension benefits under the Plan includes salaries and bonuses (which are listed in the Summary Compensation Table) but it also includes any other taxable compensation including compensation resulting from the exercise of nonqualified options and SARs. Credited service as of December 31, 1994 for each of the named executives was as follows: Mr. Zalokar, 32 years; Mr. Geithner, 26.3 years; Mr. Fitzpatrick,
25.4 years; Mr. Beavers, 25.3 years and Mr. O'Donnell, 12.3 years. If a participant retired on December 31, 1994 under the Plan, the participant would receive the greater of (1) that participant's accrued benefits as determined by using the Summary Compensation Table and the pension table in conjunction with the formula described above or (2) that participant's accrued benefits as of December 31, 1993, which for the named executive officers, was as follows: Mr. Zalokar $102,060, Mr. Geithner $85,524, Mr. Fitzpatrick $69,988, Mr. Beavers $75,610, and Mr. O'Donnell $38,013. Except for individual supplemental compensation agreements which are described below, First Virginia does not have a supplemental pension plan which would provide supplemental pension benefits to executive officers in excess of IRS prescribed limits.

   Messrs. Zalokar, Geithner and Fitzpatrick have supplemental compensation agreements with First Virginia which will provide them with supplemental retirement benefits in addition to those pension benefits described above. Mr. Zalokar retired effective December 31, 1994 and will be receiving a benefit of $521,316 per year for his life under his supplemental compensation agreement in addition to his pension benefit of $102,060 per year from the First Virginia Pension Trust Plan. When requested, Mr. Zalokar is required to provide consulting services under his supplemental compensation agreement.

   Under Mr. Geithner's agreement, if he retires, resigns or leaves First Virginia for any reason, he is entitled to receive for the rest of his life supplemental compensation equal to 60% of the average of his highest five years of annual salary. Highest annual salary includes wages, bonuses and any other compensation that is included in his IRS Form W-2 (including compensation arising from the exercise of SARs and nonqualified options) plus any amounts deferred under First Virginia's key employee salary reduction deferred compensation plans. The amount of benefit Mr. Geithner would receive under his agreement would be reduced by the amount Mr. Geithner would receive under the First Virginia Pension Trust Plan. After receiving benefits, should Mr. Geithner die, his wife would be entitled to one-half of his total annual benefit for the rest of her life. Under his agreement, once benefits begin to be paid, Mr. Geithner is to remain available to provide consulting and advisory services if he is physically and mentally capable of doing so. Furthermore, his benefits are forfeitable under certain circumstances.

   Under Mr. Fitzpatrick's agreement, if he resigns, retires or leaves First Virginia for any reason after reaching the age of 62, he is entitled to receive for the rest of his life supplemental compensation equal to Sixty percent of the average of his highest five years of annual salary and bonus. Highest annual salary includes salary and bonus and any profit sharing payments received under the First Virginia Profit Sharing Plan but does not include any other form of compensation that is not salary or bonuses, such as compensation arising from the exercise of SARs and nonqualified options. Mr. Fitzpatrick can also receive his benefits under his agreement prior to age 62 if there is a "change in control", if he becomes totally and permanently disabled, or if he is dismissed or requested to leave his employment without "just cause." A "change in control" is defined to mean a change of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934; provided, however, that a change in control shall be deemed to occur if any person (other than First Virginia or any present director or officer of First Virginia) becomes the beneficial owner of 25 % or more of the voting stock of First Virginia or if, during any two consecutive years, the individuals who constitute First Virginia's Board at the beginning of such period should cease to constitute a majority of the Board, unless the election of each subsequent director has been approved in advance by directors representing at least two thirds of the directors then in office who were directors at the beginning of the two-year period. The amount of benefit Mr. Fitzpatrick would receive under his agreement would be reduced by the amount he would receive under the First Virginia Pension Trust Plan. After receiving benefits, should Mr. Fitzpatrick die, his wife would be entitled to one-half of his total annual benefit for the rest of her life. Under his agreement, once benefits begin to be paid, Mr. Fitzpatrick is to remain available to provide consulting and advisory services if he is physically and mentally capable of doing so. Furthermore, his benefits are forfeitable under certain circumstances.

   Executive officers, like other employees of First Virginia, are eligible to participate in the First Virginia Banks, Inc. Employees' Thrift Plan ("Thrift Plan"). Under the Thrift Plan, employees of First Virginia and its subsidiaries who have completed one year of service can contribute up to six percent of their compensation and receive matching employer contributions equal to 50% of their employee contributions. For years when First Virginia meets an earnings test under the Thrift Plan, First Virginia contributes 75% of employee contributions. The Thrift Plan complies with Section 401(k) of the Internal Revenue Code so that employee contributions can be made on a pretax basis. Employees can direct the investment of their contributions and the matching employer contributions into one or more of three funds that are administered by the Trust Department of First Virginia Bank. Reference is made to footnote 4 of the Summary Compensation Table for the amount of contributions made on behalf of the named executive officers under the Thrift Plan.

   First Virginia also maintains a First Virginia Supplemental Benefits Plan which provides supplemental retirement benefits for those key officers who are restricted from receiving further benefits under the Thrift Plan as a result of the $9,000 limitation on pretax contributions imposed by the Internal Revenue Code for 1994. Under the First Virginia Supplemental Benefits Plan, executive officers can continue to make pretax contributions in excess of the IRS limits imposed on the Thrift Plan and receive matching contributions from First Virginia identical to what they would have received if they were in the Thrift Plan and there were no limitations on contributions. Reference is made to Footnote 4 of the Summary Compensation Table for the amount of the employer and employee contributions made on behalf of the named executive officers under the First Virginia Supplemental Benefits Plan.
DIRECTORS' COMPENSATION, CONSULTING ARRANGEMENTS AND PLANS WHICH INCLUDE CHANGE IN CONTROL ARRANGEMENTS

   For 1995, directors of First Virginia who are not salaried officers will be paid an annual retainer of $14,000 per year, a fee of $850 for each meeting of the Board of Directors attended, and a fee of $700 for each meeting of a Committee of the Board of Directors attended. Committee chairmen will receive $850 for each committee meeting they chair. Directors are reimbursed for out-of-town expenses incurred in connection with Board and Committee meetings. Directors can participate in First Virginia's deferred compensation plans which allow them to defer their retainers and fees.

   During 1994, Edwin T. Holland, the founder and former Chairman and Chief Executive Officer of First Virginia, and Thomas K. Malone, Jr., former Chairman and Chief Executive Officer of First Virginia, were paid $144,108 and $109,896 respectively under their supplemental compensation agreements, in addition to the amounts they received from the First Virginia Pension Trust Plan. When requested, both Holland and Malone are required to provide consulting services under their supplemental compensation agreements.

   During 1994, Virginia H. Brown, formerly Virginia H. Beeton, received $71,000 pursuant to her former husband's Supplemental Retirement Agreement with First Virginia in addition to what she received from the First Virginia Pension Trust Plan. Her former husband, Ralph A. Beeton, was Chairman and Chief Executive Officer of First Virginia.

   First Virginia also has two key employee salary reduction deferred compensation plans, one of which began in 1983 and the other in 1986, and two directors' deferred compensation plans, one of which also began in 1983 and the other in 1986, ("Deferred Compensation Plans") for key employees of First Virginia and its subsidiaries and for directors of First Virginia. Under the Deferred Compensation Plans, participants elect to defer some or all of their compensation from First Virginia, and First Virginia agrees to pay at normal retirement age or earlier (or to participant's beneficiary or estate on participant's death) a sum substantially in excess of what each participant has deferred. To fund the benefits under the Deferred Compensation Plans, First Virginia has purchased life insurance contracts on the lives of the participants, with First Virginia as the beneficiary. For the period ending December 31, 1994, none of the executive officers of First Virginia deferred any compensation under the Deferred Compensation Plans. However, one of the named executive officers, Mr. Zalokar, did receive a payment of $84,630 during 1994 under his deferred compensation agreement.

   The 1983 deferred compensation plans include a provision regarding "change in control," which is defined to include, among other things, an acquisition by one person or group of 25% of the voting power of First Virginia's outstanding securities. Generally, the 1983 Key Employee Salary Reduction Deferred Compensation Plan requires that an employee continue his/her position with First Virginia and/or its subsidiaries until retirement in order to receive his/her benefits. If there is a "change in control" of First Virginia, and a director is terminated under the directors' plan, or in the case of the employee plan, an employee is terminated "without cause" or the employee terminates his/her employment for "good reason," as those terms are defined under the employee plan, then the director or employee, as the case may be, becomes entitled to his/her benefits under the 1983 Deferred Compensation Plans at retirement, notwithstanding the fact that his/her affiliation with First Virginia has terminated.

   First Virginia has a Split Dollar Life Insurance Plan ("Split Dollar Plan") which currently includes 19 executive employees (three of whom have retired) including those named in the Summary Compensation Table. Under the Split Dollar Plan, an executive can purchase ordinary life insurance policies with coverage of at least two times what is projected to be the executive's base salary at retirement, up to a limit of $1,000,000. A portion of the premiums will be loaned to the executives by First Virginia up to the later of ten years or the executive's retirement date. At the end of this period, if assumptions about mortality, dividends and other factors are realized, First Virginia will recover all of its loans for premiums from the cash value of the policy. The policy will then be transferred to the executive, who will pay all further premiums, if any, under the policy. Executives who participate in the Split Dollar Plan forego any insurance coverage over $50,000 under the First Virginia Group Life Insurance Plan. During 1989, the Split Dollar Plan was amended so that in the event of a "change in control," which term is defined in the same manner as the 1983 deferred compensation plans, only the executive would have the right to terminate the policy.

   First Virginia's Board of Directors approved in 1992 the establishment of a trust with Chemical Bank as the trustee to partially secure the benefits of some of First Virginia's nonqualified compensation plans, including the Deferred Compensation Plans and the First Virginia Supplemental Benefits Plan, in case of a change in control. Under the trust agreement establishing the trust, if a ="change in control" takes place, the trustee would pay the benefits under the covered compensation plans out of the trust assets that have been contributed to the trust b, First Virginia, if First Virginia refused to pay the benefits. The trust is considered a "grantor trust" subject to the claims of First Virginia's general creditors. For accounting purposes, the trust assets are considered corporate assets and, therefore, no balance sheet impact to First Virginia will result from the establishment of the trust. The trust agreement does not include a provision which would accelerate the vesting or payment of any of the benefits under the covered compensation plans in case of a change in control. During 1994, First Virginia contributed approximately $1,462,377 to the Trust.

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

MANAGEMENT COMPENSATION AND BENEFITS COMMITTEE REPORT CONCERNING FIRST VIRGINIA'S EXECUTIVE COMPENSATION POLICY

   The Management Compensation and Benefits Committee (the "Committee") of the Board of Directors establishes the policy for the compensation of the executive officers of First Virginia. It is also responsible for administering most of First Virginia's executive compensation programs. The Committee is composed entirely of outside directors who are not eligible, with the exception of the directors' deferred compensation plans, to participate in the plans over which it has authority.

   The overall goal of First Virginia's compensation policy is to motivate, reward and retain its key executive officers. The Committee believes this should be accomplished through an appropriate combination of competitive base salaries and, at times, both short term and long term incentives.

   The primary components of First Virginia's executive compensation program are base salaries, bonuses, (e.g. short term compensation), and equity compensation (e.g. long-term compensation). Executive officers also participate in other broad based employee compensation and benefit programs. Since no First Virginia executive had compensation in 1994 which in total exceeded one million dollars and since no executive is expected to be compensated in excess of that amount in 1995, the Committee did not consider the effect of the one million dollar deduction limitation under Section 162(m) of the Internal Revenue Code in determining executive compensation nor did they establish any specific policy regarding the deductibility of executive compensation.

Base Salary

   The Compensation Committee's policy for determining base salaries is to consider two primary factors:

   (1) the degree of responsibility the executive officer has; and
   (2) the compensation levels of corresponding positions at other banking companies of comparable size that compete with and serve the same markets as First Virginia. This "Local Peer Group" of companies consists of Central Fidelity Banks, Inc., Crestar Financial Corporation and Signet Banking Corporation based in Virginia, First Maryland Bancorp and Mercantile Bankshares Corporation based in Maryland, and First Tennessee National Corporation and First American Corporation of Tennessee. Base salaries are targeted to be the median salaries of corresponding positions in the "Local Peer Group." For 1994, Mr. Zalokar's base salary was $530,000, which was approximately the median for salaries paid to his counterparts in the "Local Peer Group."

Short Term Incentives/Bonuses

   The Committee grants bonuses to the executive officers and CEO based on the extent to which First Virginia achieves or exceeds annual performance objectives. The Compensation Committee may award bonuses to the CEO and to the executive officers if First Virginia achieves a return on total average assets
(ROA) of at least 1 % (the same basis for determining payments of profit sharing to all employees). ROA generally is considered by the Committee to be the most important single factor in measuring the performance of a banking company, and achievement of a 1 % ROA generally is considered by the Committee to be the mark of a good performing banking company.

Bonus awards are based on the following:

   (a) The Committee establishes target amounts each year for return on average assets ("ROA"), return on total stockholders' equity ("ROE"), asset quality and capital strength consistent with First Virginia's Profit Plan target amounts. Up to 50 % of an executive's salary may be awarded if the corporation achieves an ROA equivalent to 80 % or more of ROA target amount for the year. For the chief executive officer, First Virginia would also have to achieve 80 % of targeted amounts for ROE, asset quality (as determined by the ratio of nonperforming assets to total loans (NPA ratio) and net loan charge-offs (CO ratio)) and capital strength (based on the average equity to asset ratio (Equity/asset ratio) and the Tier I risk based capital ratio); or

   (b) Up to 30 % of an executive's salary may be awarded based on the degree to which First Virginia's earnings, asset quality and capital ratios exceed the average for the other major banking companies based in the Southeast, the "Southeastern Regional Peer Group," as compiled by Keefe, Bruyette and Woods, the New York securities firm which specializes exclusively in the banking and thrift industry; or

   (c) Up to 20% of an executive's salary may be awarded at the discretion of the Committee based on an individual executive's performance.

   Within the above parameters, at the beginning of each year the Committee establishes a base target bonus at an arithmetic base return on assets for each executive officer and the CEO. At the end of the year, the Committee considers a preliminary bonus after taking into account the base target bonus, First Virginia's return on assets for the year and a set relationship between that return on assets and the arithmetic base return on assets.

   The Committee then exercises its judgment in light of the foregoing parameters and other considerations, including the Committee's view of individual performance and potential and the recommendations of the CEO for the executive officers (other than himself), to reach a bonus decision for each executive officer and for the CEO. The Committee does not use a formula to determine a final bonus decision. In 1994, the final bonus decision for each of the named executive officers was at variance to the preliminary target bonus amounts. Among other things, Mr. Zalokar's bonus reflected First Virginia's success in achieving a 1.59% return on assets and the other above described results. Consistent with the Committee's avoidance of a strict formula approach, no specific weighting among the above 50%, 30% and 20% factors was specified. The Committee believes that the use of the above approach provides a clearly defined and effective method of motivating First Virginia's management.



















   Listed below are the annualized ratios for First Virginia and the Southeastern Regional Peer Group based on results for the first nine months of 1994, the latest data available to the Committee at the time the incentive awards were considered.

                     First Virginia

                  Profit Plan
                   or Target                             KBW Southeastern
                    Amount      Actual                   Regional Peer Group

Earnings

  ROA                 1.56%       1.59%                            1.26
  ROE                15.27       15.89                            15.38

Asset Quality

  NPA Ratio            .60         .54                              .88
  CO Ratio             .15         .11                              .13

Capital Strength

  Equity/Asset Ratio  8.5        10.02                             8.01
  Tier I Risk Based
     Capital Ratio   10.0        15.86                            11.25

          Based on First Virginia's results, the Committee awarded Mr. Zalokar a bonus of $275,000.

Long Term Compensation/Stock Options

   The Committee believes that the granting of stock options is the most appropriate form of long term compensation for executives and that such awards of equity encourage the executive to achieve a significant ownership stake in the success of First Virginia.

   Equity compensation awards may be made only if First Virginia performs competitively with the weighted average of the returns reported by the major competitors in its banking markets (Central Fidelity, Signet, Crestar, Mercantile Bancshares, First Tennessee and First American of Tennessee) and of the KBW Southeastern Regional Peer Group. The performance ratios are weighted as follows: ROA 35%, ROE 25%, five year cumulative total return to shareholder (Five Year Return) 15%, Nonperforming Asset Ratio 15% and Charge-off Ratio 10%. The following table shows the performance ratios of First Virginia and average for its major market area competitors of comparable size for the first nine months of 1994:



                                    Market Area
                  First Virginia    Major Competitors

ROA                        1.59%                1.31%
ROE                       15.89                14.99
Five Year Return         211.48               211.34
NPA Ratio                   .54                 1.18
CO Ratio                    .11                  .33

   As of September 30, 1994 (the latest date information is available for the peer group), the weighted average of the performance factors for First Virginia was 146.77% of the peer group.

   The Committee decided this year not to grant any stock options to executives even though the above- described results for the Corporation were competitive with the results of the major competitors in its market area. The Committee did not consider an executive officer's current stock-based holdings, or the relationship of the above results of First Virginia to those of its market area major competitors, in reaching this decision.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

     No person is known by management of the Corporation to own beneficially, directly or indirectly, more than five percent of any class of the Corporation's voting securities. The number of shares of the Corporation's voting securities beneficially owned by each of the Corporation's directors and by all of its directors and officers as a group is shown in Part III, item 10, on pages 71 through 76 of this report.


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

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

FINANCIAL STATEMENTS:

     The following consolidated financial statements and report of independent auditors of the Corporation and its subsidiaries are in Part II, item 8 on the following pages:
                                                                        Page
     Consolidated Balance Sheets - December 31, 1994 and 1993          42/43

     Consolidated Statements of Income - Three Years Ended
       December 31, 1994                                               44/45

     Consolidated Statements of Stockholders' Equity - Three Years
       Ended December 31, 1994                                            46

     Consolidated Statements of Cash Flows - Three Years Ended
       December 31, 1994                                               47/48

     Notes to Consolidated Financial Statements                        49/68

     Report of Independent Auditors                                       70

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

    (10)  Management contract for Mr. Barry J. Fitzpatrick is included as
          Exhibit 10. Management contracts for Messrs. Ralph A. Beeton, Paul H. Geithner, Jr., Edwin T. Holland, Thomas K. Malone, Jr., and Robert H. Zalokar are incorporated by reference to Exhibit 10 of the 1992 Annual Report on Form 10-K. Also incorporated from that exhibit are:
          (1) Key employee salary reduction deferred compensation plans and Directors' deferred compensation plans for 1983 and 1986 and (2) A compensatory plan known as the Split-Dollar Life Insurance Plan. (3) There are also four plans relating to options and rights. The 1982 Stock Appreciation Rights Plan is incorporated by reference to Registration Statement Number 33-6759 on Form S-8 dated June 25, 1986. The 1982 Incentive Stock Option Plan is incorporated by reference to Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987. The 1986 Incentive Stock Option Plan, Nonqualified Stock Option Plan and Stock Appreciation Rights Plan is incorporated by reference to Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987. The 1991 Incentive Stock Option Plan, Nonqualified Stock Option Plan and Stock Appreciation Rights Plan is incorporated by reference to Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992.

    (11)  Statement RE: Computation of Per Share Earnings.

    (13) First Virginia Banks, Inc. 1994 Annual Report to its Stockholders. (Not included in the electronic filing)

    (21)  Subsidiaries of the Registrant.

    (23)  Consent of Independent Auditors.

    (27)  Financial Data Schedule

FINANCIAL STATEMENT SCHEDULES:

  Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORTS ON FORM 8-K:

  Form 8-K was filed electronically on January 11, 1995. This report was for a Plan of Merger with Farmers National Bancorp, a Maryland bank holding company, to be merged into Registrant. On December 28, 1994 at 5 p.m., the merger was consummated.

SIGNATURES
- ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed as of March 22, 1995 on its behalf by the undersigned, thereunto duly authorized.

                                      FIRST VIRGINIA BANKS, INC.


                                       /s/ Barry J. Fitzpatrick
                                      ___________________________________
                                      Barry J. Fitzpatrick, Chairman and
                                      Chief Executive Officer


                                       /s/ Richard F. Bowman
                                      ___________________________________
                                      Richard F. Bowman, Senior Vice President,
                                      Treasurer and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as of March 22, 1995 on behalf of the registrant and in the capacities indicated.

                  SIGNATURE                         TITLE
                  ---------                         -----

          /s/ Barry J. Fitzpatrick
         ____________________________            Chairman, Chief
           Barry J. Fitzpatrick                  Executive Officer
                                                 and Director

          /s/ Richard F. Bowman
         ____________________________            Principal Financial
           Richard F. Bowman                     and Accounting
                                                 Officer


         ____________________________            Director
           E. Cabell Brand


          /s/ Edward L. Breeden
         ____________________________            Director
           Edward L. Breeden, III


          /s/ Paul H. Geithner, Jr.
         ____________________________            Director
           Paul H. Geithner, Jr.


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


          /s/ Thomas K. Malone, Jr.
         ____________________________            Director
           Thomas K. Malone, Jr.


          /s/ W. Lee Phillips, Jr.
         ____________________________            Director
           W. Lee Phillips, Jr.


          /s/ Josiah P. Rowe
         ____________________________            Director
           Josiah P. Rowe, III


          /s/ Richard T. Selden
         ____________________________            Director
           Richard T. Selden


          /s/ Robert H. Zalokar
         ----------------------------            Director
           Robert H. Zalokar


          /s/ Albert F. Zettlemoyer
         ____________________________            Director
           Albert F. Zettlemoyer

                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1994

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

     3.   The amount payable upon shares in event of involuntary liquidation;
     4.   The amount payable upon shares in event of voluntary liquidation;

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

D. In any proceeding brought by a shareholder in the right of the Corporation or brought by or on behalf of shareholders of the Corporation, no damages may be assessed against a director, advisory director or officer of the Corporation arising out of a single transaction, occurrence or course of conduct, provided that this elimination of liability shall not be applicable if the director, advisory director or officer engaged in willful misconduct or knowing violation of the criminal law or of any federal or state securities law.

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

          b. Thereafter, until and including March 31, 1982 (herein called the second conversion period) the Basic Conversion Rate shall be 1.20 shares of Common Stock for one share of Series A Preferred Stock;
          c. Thereafter for as long as any Series A Preferred Stock shall remain outstanding (herein called the third conversion period) the Basic Conversion Rate shall be one share of Common Stock for one share of Series A Preferred Stock.

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

F.   If the Corporation shall consolidate or merge with another corporation, or reclassify its Common Stock (other than by way of subdivision or contraction of outstanding shares of Common Stock) each share of Series A Preferred Stock shall thereafter be convertible into the number of shares of stock or other securities or property of the Corporation or of the
corporation   resulting from such consolidation, merger, or reclassification, to which the Common Stock of the Corporation, deliverable upon conversion of shares of Series A Preferred Stock, would have been entitled, upon such consolidation, merger or reclassification had the holder of such share of Series A Preferred Stock exercised his right of conversion in the manner in which it could have been exercised on the date of such consolidation, merger or reclassification or, if it could not have been converted on that date, then in the manner in which it could have first been exercised thereafter, and such shares of Common Stock been issued and outstanding, and had such holder been the holder of record of such Common Stock at the time thereof, and lawful provision therefor shall be made as part of any such consolidation, merger or reclassification.

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

                                                               Exhibit 3
                             BYLAWS

                               OF

                   FIRST VIRGINIA BANKS, INC.

           (With Amendments through February 22, 1995)


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

     Section 4. Notice of Meetings. Written notice of the annual and of any special meeting of the stockholders shall be given not less than ten days nor more than sixty days before the meeting (except as a different time is specified by law), by or at the direction of the board of directors or the person calling the meeting, to each holder of record of shares of the corporation entitled to vote at the meeting, in person or by mail sent to the address recorded on the stock transfer books of the corporation on the date mailed, unless otherwise required by law. If any stockholder shall fail or decline to furnish mailing address, then such notice need not be sent to him unless required by law. All such notices should state the day, hour, place and purpose(s) of the meeting, and the matters to be considered.
     Section 5. Voting List. A complete list of the stockholders entitled to vote at any meeting or any adjournment thereof, with the address of and number of shares held by each on the record date, shall, for a period of ten days prior to such meeting, be kept on file at the registered office or principal place of business of the corporation or at the office of the transfer agent or registrar and shall be subject to inspection by any stockholder at any time during usual business hours except as such right of inspection may be subject to limitations prescribed by law. Such list shall also be produced and kept open at the time and place of the meeting and shall be open to inspection by any stockholder during the whole time of the meeting. Whenever the production or exhibition of any voting list, or of the stock transfer books of the corporation, shall be required by law, the production of a copy thereof certified correct by the transfer agent shall be deemed to be substantial compliance with such requirement.
     Section 6. Quorum. A majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. Once a quorum has been duly convened, the quorum shall not be deemed broken by the departure of any stockholder or holder of a proxy. In the absence of a quorum, the stockholders present in person or by proxy, by majority vote and without notice other than by announcement at the meeting, may adjourn the meeting from time to time until a quorum shall be present. At any such adjourned meeting at which a quorum shall be present, any business may be transacted which could have been transacted at the meeting as originally called.
     Section 7. Organization. At all meetings of the stockholders, the chairman of the board, or in his absence the vice chairmen, in the order of their appointment, or in their absence the president, or in the absence of all of them a person chosen by a majority of the stockholders represented in person or by proxy and entitled to vote at the meeting shall preside as chairman of the meeting. The secretary of the corporation, or in his absence or if he be appointed chairman of the meeting, an assistant secretary shall act as secretary at all meetings of the stockholders; but if neither the secretary nor any assistant secretary be present and able to act as such, the chairman may appoint any person to act as secretary of the meeting.
     Section 8. Conduct of Meetings. Parliamentary rules as formulated by Cushman, Robert's or Sturgis' Manual shall govern the conduct of all meetings of the stockholders upon verbal announcement thereof by the chairman, except that where such rules conflict with the provisions of these bylaws, the statutes of Virginia, or the Articles of Incorporation, the provisions of the said bylaws, statutes or Articles shall prevail. The chairman of all meetings of the stockholders may announce from time to time such rules and guidelines for the conduct of business as he may determine in his discretion.
     Section 9. Voting. Except as otherwise provided by law or by Articles of Serial Designation with respect to any class or classes of preferred stock outstanding, each stockholder shall be entitled to one vote for each share of stock held by him and registered in his name on the books of the corporation on the date fixed by the resolution of the board of directors as the record date for the determination of the stockholders entitled to notice of and to vote at such meeting as more fully set forth elsewhere in these bylaws. Such vote may be given in person or by proxy appointed by an instrument in writing executed by a stockholder or his duly authorized attorney, and delivered to the secretary of the meeting. No proxy shall be valid after eleven months from its date, unless otherwise provided therein. If a quorum is present, the affirmative vote of a majority of the shares represented at the meeting and entitled to vote on the subject matter shall be the act of the stockholders, except when a larger vote or a vote by class is required by the Articles of Incorporation, any other provision of these bylaws or the laws of the state of Virginia and except that in elections of directors those receiving the greatest number of votes shall be deemed elected even though not receiving a majority.
     Section 10. Counting of Votes. The chairman shall appoint three tellers to count the vote respecting the election of directors and any other questions put to vote, whether such vote is by written ballot or by a show of hands or by viva voce', and at least two out of three tellers shall certify in writing the results of any such voting. Written ballots shall not be required unless first decided upon by the chairman on matters to be brought before the stockholders and a teller may but need not be, a stockholder of the corporation.
     Section 11. Stockholder Nominations. (a) Nominations of candidates for election as directors at any annual meeting of stockholders may be made
(i) by, or at the direction of, a majority of the directors (provided that, if as of the date of the nomination there is a Related Person as defined in
Article XI of the Articles of Incorporation, such majority shall include a majority of the Continuing Directors, as defined in Article XI of the Articles of Incorporation (such directors, whether or not they include the Continuing Directors shall be referred to as the "directors" for the purposes of this Section 11)) or (ii) by any stockholder of record entitled to vote at such annual meeting. Only persons nominated in accordance with procedures set forth in Section 11(b) shall be eligible for election as directors at an annual meeting.
     (b) Nominations, other than those made by, or at the direction of, a majority of the directors, shall be made pursuant to timely notice in writing to the secretary of the Corporation as set forth in this Section 11(b). To be timely, a stockholder's notice shall be delivered to, or mailed and received at, the principal executive offices of the Corporation not less than sixty (60) days nor more than ninety (90) days prior to the date of the scheduled annual meeting, regardless of postponements, deferrals, or adjournments of that meeting to a later date; provided, however, that if less than seventy (70) days' notice or prior public disclosure of the date of the scheduled annual meeting is given or made, notice by the stockholder to be timely must be so delivered or received not later than the close of business on the tenth (10th) day following the earlier of the day on which such notice of the date of the scheduled annual meeting was mailed or the day on which such public disclosure was made. Such stockholder's notice shall set forth
(i) as to each person whom the stockholder proposes to nominate for election as a director (a) the name, age, business address and residence address of such person, (b) the principal occupation or employment of such person, (c) the class and number of shares of the Corporation's equity securities which are beneficially owned (as such term is defined in Rule 13d-3 or 13d-5 under the Securities Exchange Act of 1934 (the "Exchange Act")) by such person on the date of such stockholder notice and (d) any other information relating to such person that would be required to be disclosed pursuant to Schedule 13D under the Exchange Act in connection with the acquisition of shares, and pursuant to Regulation 14A under the Exchange Act, in connection with the solicitation of proxies with respect to nominees for election as directors, regardless of whether such person is subject to the provisions of such regulations, including, but not limited to, information required to be disclosed by Items 4(b) and 6 of Schedule 14A under the Exchange Act and information which would be required to be filed on Schedule 14B under the Exchange Act with the Securities and Exchange Commission and (ii) as to the stockholder giving the notice (a) the name and address, as they appear on the Corporation's books, of such stockholder and any other stockholder who is a record or beneficial owner of any equity securities of the Corporation and who is known by such stockholder to be supporting such nominee(s) and (b) the class and number of shares of the Corporation's equity securities which are beneficially owned, as defined above, and owned of record by such stockholder on the date of such stockholder notice and the number of shares of the Corporation's equity securities beneficially owned and owned of record by any person known by such stockholder to be supporting such nominee(s) on the date of such stockholder notice. At the request of a majority of the directors, any person nominated by, or at the direction of, the Board of Directors for election as a director at an annual meeting shall furnish to the secretary of the Corporation that information required to be set forth in a stockholder's notice of nomination which pertains to the nominee.
     (c) No person shall be elected as a director of the Corporation unless such person is nominated in accordance with the procedures set forth in
Section 11 and is eligible to serve as a director under Article II of these bylaws. Ballots bearing the names of all the persons who have been nominated for election as directors at an annual meeting in accordance with the procedures set forth in Section 11 and are eligible to serve as a director under Article II of these bylaws shall be provided for use at the annual meeting.
     (d) A majority of the directors may reject any nomination by a stockholder not timely made in accordance with the requirements of Section 11(b). If a majority of the directors determines that the information provided in a stockholder's notice does not satisfy the informational requirements of Section 11(b) in any material respect, the secretary of the Corporation shall promptly notify such stockholder of the deficiency in the notice. The stockholder shall have an opportunity to cure the deficiency by providing additional information to the secretary within five (5) days from the date such deficiency notice is given to the stockholder, or such shorter time as may be reasonably deemed appropriate by a majority of the directors. If the deficiency is not cured within such period, or if a majority of the directors reasonably determines that the additional information provided by the stockholder, together with the information previously provided, does not satisfy the requirements of Section 11(b) in any material respect, then the board of directors may reject such stockholder's nomination. The secretary of the Corporation shall notify a stockholder in writing whether his or her nomination has been made in accordance with the time and informational requirements of Section 11(b). Notwithstanding the procedure set forth in this paragraph, if the majority of the directors does not make a determination as to the validity of any nominations by a stockholder, the chairman of the annual meeting shall determine and declare at the annual meeting whether a nomination was not made in accordance with the terms of
Section 11(b). If the chairman of such meeting determines that a nomination was not made in accordance with the terms of Section 11(b), he or she shall so declare at the annual meeting and the defective nomination shall be disregarded.
     Section 12. Business to be Brought Before the Meeting. (a) At an annual meeting of stockholders, only such business shall be conducted, and only such proposals shall be acted upon as shall have been brought before the annual meeting (i) by, or at the direction of, the majority of the directors (provided that, if as of the date of the nomination there is a Related Person as defined in Article XI of the Articles of Incorporation, such majority shall include a majority of the Continuing Directors, as defined in Article XI of the Articles of Incorporation (such directors, whether or not they include the Continuing Directors shall be referred to as the "directors" for the purposes of this Section 12)); or (ii) by any stockholder of the Corporation who complies with the notice procedures set forth in Section 12(b).
     (b) For a proposal to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the secretary of the Corporation. To be timely, a stockholder's notice must be delivered to, or mailed and received at, the principal executive offices of the Corporation not less than sixty (60) days nor more than ninety
(90) days prior to the scheduled annual meeting, regardless of any postponements, deferrals or adjournments of that meeting to a later date; provided, however, that if less than seventy (70) days' notice or prior public disclosure of the date of the scheduled annual meeting is given or made, notice by the stockholder, to be timely, must be so delivered or received not later than the close of business on the tenth (10th) day following the earlier of the day on which such notice of the date of the scheduled annual meeting was mailed or the day on which such public disclosure was made. A stockholder's notice to the secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting
(i) a brief description of the proposal desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and address, as they appear on the Corporation's books, of the stockholder proposing such business and any other stockholder who is the record or beneficial owner (as defined in Section 11(a) of these bylaws) of any equity security of the Corporation known by such stockholder to be supporting such proposal, (iii) the class and number of shares of the Corporation's equity securities which are beneficially owned (as defined in Section 11(a) of these bylaws) and owned of record by the stockholder giving the notice on the date of such stockholder notice and by any other record or beneficial owners of the Corporation's equity securities known by such stockholder to be supporting such proposal on the date of such stockholder notice, and (iv) any financial or other interest of the stockholder in such proposal.
     (c) A majority of the directors may reject any stockholder proposal not timely made in accordance with the terms of Section 12(b). If a majority of the directors determines that the information provided in a stockholder's notice does not satisfy the informational requirements of Section 12(b) in any material respect, the secretary of the Corporation shall promptly notify such stockholder of the deficiency in the notice. The stockholder shall have the opportunity to cure the deficiency by providing additional information to the secretary within such period of time, not to exceed five (5) days from the date such deficiency notice is given to the stockholder, as the majority of the directors shall reasonably determine. If the deficiency is not cured within such period, or if the majority of the directors determines that the additional information provided by the stockholder, together with information previously provided, does not satisfy the requirements of this Section 12(b) in any material respect, then a majority of the directors may reject such stockholder's proposal. The secretary of the Corporation shall notify a stockholder in writing whether such person's proposal has been made in accordance with the time and information requirements of Section 12(b). Notwithstanding the procedures set forth in this paragraph, if the majority of the directors does not make a determination as to the validity of any stockholder proposal, the chairman of the annual meeting shall determine and declare at the annual meeting whether the stockholder proposal was made in accordance with the terms of Section 12(b). If the chairman of such meeting determines that a stockholder proposal was not made in accordance with the terms of Section 12(b), he or she shall so declare at the annual meeting and any such proposal shall not be acted upon at the annual meeting.

     (d) This provision shall not prevent the consideration and approval or disapproval at the annual meeting of reports of officers, directors and committees of the Board of Directors, but, in connection with such reports, no new business shall be acted upon at such annual meeting unless stated, filed and received as herein provided.

                           ARTICLE II

                       BOARD OF DIRECTORS

     Section 1. General Powers. The business and affairs of the corporation shall be managed by the board of directors subject to any requirement of stockholder action.
     Section 2.  Number.  The number of directors shall be fifteen (15).
     Section 3. Terms of Directors. A person up for election shall be elected to serve a term of three years and shall not be eligible to stand for election or re-election if on the date of the stockholders' meeting at which he is to be elected or re-elected, he has then reached the age of 72 years, except that if any such person shall have been duly appointed as chairman of the corporation or of a member bank at any time prior to the date that he reaches the age of 72 years, he shall be eligible to continue to stand for election as a director thereafter; provided, however, that he shall not in any case be eligible to stand for such election beyond the date that he reaches the age of 75.
     Further, except as provided above, when a director shall reach the age of 72 during such term, he shall resign from the board of directors effective on the day preceding the next succeeding annual meeting of the stockholders at which such director's term expires. If any such director shall become ill and unable to perform his duties as a director, he shall resign from the board of directors effective on the day of the next succeeding meeting of the board of directors or the date set forth in the notice of resignation, whichever is earlier.
     Section 4. Vacancies. Any vacancy on the board of directors for any cause, except a vacancy created by an increase by more than two in the number of directors, may be filled for the unexpired portion of the term by a majority vote of all of the remaining directors, though less than a quorum, given at a regular meeting or at a special meeting called for that purpose. In case the entire board shall die or resign, any stockholder may call a special meeting of the stockholders upon notice as hereinbefore provided for meetings of the stockholders, at which special meeting the directors for the unexpired portion of the term may be elected.
     Section 5. Fees. Directors, as such, shall not receive any stated salary for their services, but, by resolution of the board of directors, a fixed sum and expenses of attendance, if any, may be allowed for attendance at each regular or special meeting of the board or any meeting of any committee. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.
     Section 6. Senior Advisory Board. There shall be a senior advisory board which shall consist of such directors of the corporation as shall resign from the board of directors hereafter at or after reaching the age of 72 or as shall resign because of poor health and who request to transfer to it. The members of such board shall serve at the pleasure of the corporation's board of directors and shall be subject to reappointment from year to year by said board of directors, but not more than three years from the date first elected to such senior advisory board. Members of the senior advisory board shall receive notice of and be entitled to attend all meetings of the corporation's regular board of directors and shall receive the same fees and expenses as are paid to members of the board of directors, but will not be entitled to vote at such meetings.
     Section 7. Stock Ownership of Directors. Every director shall be the owner in his sole name and have in his personal possession or control stock of the corporation having a par value of not less than One Thousand Dollars ($1,000). Such stock must be unpledged and unencumbered at the time such director becomes a director and during the whole of his term as such. Any director violating the provisions of this section shall immediately vacate his office.

                           ARTICLE III

                       DIRECTORS' MEETINGS

     Section 1. Regular Meetings. Regular meetings of the board of directors shall be held without other notice than this bylaw immediately after, and at the same place as, the annual meeting of stockholders. Additional regular meetings shall be held at least monthly. The board of directors may provide by resolution the time and place, either within or without this state, for the holding of additional regular meetings without other notice than such resolution.
     Section 2. Special Meetings. Special meetings of the board of directors shall be held whenever called by the chairman of the board, by the president, or by any two of the directors. Notice of each such meeting shall be mailed to each director, addressed to his residence or usual place of business, at least three days before the day on which the meeting is to be held, or shall be sent to such place by telegraph or mailgram, or be delivered personally or by telephone, not later than the day before the day on which the meeting is to be held. Neither the business to be transacted at, nor the purpose of, any special meeting need be specified in the notice or waiver of notice of such meeting.
     Section 3. Organization. At all meetings of the board of directors, the chairman, or in his absence the vice chairmen in the order of their appointment, or in their absence, the president (or in his absence the executive vice president if a member of the board), or, in the absence of all of them, any director selected by the board of directors shall act as chairman; and the secretary of the corporation, or, in his absence or if he be elected chairman of the meeting, an assistant secretary, shall act as secretary; but if neither the secretary nor any assistant secretary be present and able to act as such, the chairman may appoint any person present to act as secretary of the meeting.
     Section 4. Quorum and Manner of Acting. Unless otherwise provided by law or the Articles of Incorporation, a majority of the number of directors fixed by the bylaws at the time of any regular or special meeting shall constitute a quorum for the transaction of business at such meeting, and the act of a majority of the directors present at any such meeting at which a quorum is present shall be the act of the board of directors. In the absence of a quorum, a majority of those present may adjourn the meeting from time to time until a quorum be had. Notice of any such adjourned meeting need not be given.
     Section 5. Order of Business. At all meetings of the board of directors business may be transacted in such order as from time to time the board may determine.
     Section 6. Action Without a Meeting. Any action which is required to be taken at a meeting of the directors or of a director's committee may be taken without a meeting if a consent in writing, setting forth the action so to be taken, shall be signed either before or after such action by all of the directors or by all of the members of the committee, as the case may be, and such consent is filed in the minute book of the proceedings of the board or committee. Such consent shall have the same force and effect as a unanimous vote.
     Section 7. Telephone Meetings. Members of the board of directors or any committee designated thereby may participate in a meeting of such board or committee by means of conference telephone or similar communications equipment whereby all persons participating in the meeting can hear each other, and a written record can be made of the action taken at the meeting.

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

                            ARTICLE V

                            OFFICERS

     Section 1. Number. The officers of the corporation may be a chairman of the board, a president, one or more vice chairmen (who also may serve as a consultant and advisor to the board but not as a full-time employee of the corporation or any of its affiliates), one or more executive vice presidents, one or more vice presidents (any one or more of whom may be designated as senior vice presidents), a secretary, and a treasurer. At the discretion of the board of directors, there may be one or more assistant vice presidents, assistant secretaries, and assistant treasurers; a general counsel and one or more assistant general counsel and assistant counsel; a general auditor, one or more assistant general auditors and audit managers, an electronic data processing auditor, and a trust auditor; a communications officer; one or more marketing officers, and such other officer titles designated by the board from time to time. The chairman of the board, the vice chairmen, and the president shall be chosen from members of the board of directors. The same person may hold any two of such offices, except the office of secretary may not be held by any person holding the office of president.
     Section 2. Election, Term of Office and Qualifications. Officers of the corporation shall be chosen annually by the board of directors at its regular meeting immediately following the annual meeting of stockholders, and each officer shall hold office until the next annual meeting of stockholders and until his successor shall have been chosen and qualified or until he shall resign or shall have been removed in the manner hereinafter provided.
     Section 3. Other Officers, Agents and Employees. The board of directors may from time to time appoint such other officers as it may deem necessary, to hold office for such time as may be designated by it or during its pleasure, and may also appoint, from time to time, such agents and employees of the corporation as may be deemed proper, or may authorize any officer to appoint and remove such agents and employees, and may from time to time prescribe the powers and duties of such officers, agents and employees of the corporation in the management of its property and affairs, and may authorize any officer to prescribe the powers and duties of agents and employees.
     Section 4. Vacancies. If any vacancy shall occur among the officers of the corporation, such vacancy shall be filled by the board of directors.
     Section 5. Removal of Officers. Any officer or agent of the corporation may be removed with or without cause at any time by the board of directors or such officer as may be provided in the bylaws. Any person or agent appointed or employed by the corporation otherwise than by the board of directors may be removed with or without cause at any time by any officer having authority to appoint whenever such officer in his absolute discretion shall consider that the best interests of the corporation will be served thereby.
     Section 6. Chairman of the Board. The chairman of the board shall be the chief executive officer of the corporation and subject to the control of the board of directors, shall have general direction of the business affairs and property of the corporation and shall do and perform such other duties as may be prescribed in these bylaws or which may be assigned to him from time to time by the board of directors. The chairman of the board shall preside at all meetings of the board of directors and at all meetings of the stockholders. He shall prescribe the duties and have general supervision over all other officers, employees and agents of the corporation enumerated in these bylaws or established by resolution of the board of directors or otherwise, and shall have the power to appoint, employ, suspend or remove with or without the advice of the board of directors any such officer, employee or agent unless otherwise specifically provided in these bylaws, and shall fix the salaries of all such officers, employees and agents of the corporation and its subsidiaries within the limits established from time to time by the board of directors. He shall have power to sign all stock certificates, deeds, contracts and other instruments authorized by the board of directors or its executive committee unless other direction is given therefor, and he shall be a member of all standing committees of the board except the accounting and auditing committee and the management compensation and benefits committee.
     Honorary Chairman of the Board. The board of directors may appoint a former full-time officer who has held the office of chairman of the board of the corporation to the position of honorary chairman of the board and provide such person with a reasonable amount of office space as long as desired by him. If appointed, such person shall act as chairman of the senior advisory board as such body exists from time to time.
     Section 7. Vice Chairmen of the Board. The board of directors may appoint one or more vice chairmen of the board and, if any such officers are appointed, may assign such specific duties to any one of them as it deems necessary and advisable. Such officers may, but need not, be full-time salaried employees of the corporation. Any such full-time vice chairmen shall report to the corporation's chief executive officer and shall perform such duties as such officers may prescribe and assign from time to time.
     Section 8. Succession of Duties. The bylaw duties of the chairman of the board may be exercised and carried out by any vice chairmen when such have been appointed by the board of directors in the absence or disability of the chairman of the board in order of their appointment; if no vice chairmen are so appointed, then the president shall carry out such duties in the absence of the chairman of the board; and in the absence of the president, the executive vice president or any vice president in the order of their election shall carry out all such duties in the absence or disability of the chairman of the board.
     Section 9. President. The president shall be the chief administrative officer of the corporation and as such shall perform such duties as the chairman of the board or the board of directors may prescribe from time to time by resolution or as may be prescribed by these bylaws. He shall exercise all the powers and discharge all the duties of the chairman of the board during the latter's absence or inability to act. He shall have concurrent power with the chairman of the board to sign all deeds, contracts and instruments authorized by the board of directors or its executive committee unless the board otherwise directs, and he may be a member of the standing committees of the board except the accounting and auditing committee when appointed by the board. He shall report to the chairman of the board in carrying out his assignments and in conducting the affairs of his office.
     Section 10. Executive Vice President. The board of directors may elect one or more executive vice presidents and any such person so elected to such office shall perform such duties as the board of directors or the chairman of the board may assign and prescribe from time to time.
     Section 11. Vice Presidents. Each vice president shall have such powers and perform such duties as the board of directors or the chairman may from time to time prescribe, and shall perform such other duties as may be prescribed in these bylaws. Each vice president shall have power to sign all deeds, contracts and instruments authorized by the board of directors or its executive committee unless they otherwise direct. In case of the absence or inability to act of the president, and the executive vice presidents in the order of their appointments, then such vice president as the board of directors may designate for the purpose (but in the absence of such designation then the vice presidents in order of appointment) shall have the powers and discharge the duties of the president.
     Section 12. Secretary. The secretary shall keep the minutes of all meetings of the stockholders, the board of directors and meetings of committees of the board as they are held, in a book or books kept for that purpose. He shall keep in safe custody the seal of the corporation and he may affix such seal to any instrument duly executed on behalf of the corporation. The secretary shall have charge of the certificate books and such other books and papers as the board of directors may direct. He shall attend to the giving and serving of all notices of the corporation, and shall also have such other powers and perform such other duties as pertain to his office, or as from time to time may be assigned to him by the board of directors or the corporation's chief executive officer.
     Section 13. Treasurer. The treasurer shall be the principal financial and accounting officer of the corporation. He shall have charge of the funds, securities, receipts and disbursements of the corporation, and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such banks or other depositaries as the board of directors may from time to time designate. He shall render to the chairman of the board, or to the board of directors, or to the president, whenever any of them shall require him so to do, an account of the financial condition of the corporation and its affiliates and all of his transactions as treasurer. He shall keep correct books of account of all its business and transactions. If required by the board of directors, he shall give a bond in such sum and on such conditions and with such surety as the board of directors may designate, for the faithful performance of the duties of his office and the restoration to the corporation, at the expiration of his term of office, or, in case of his death, resignation or removal from office, of all books, papers, vouchers, money or other property of whatever kind in his possession belonging to the corporation. He shall also have such other powers and perform such other duties as pertain to his office or as from time to time may be assigned to him by the board of directors or the president.
     Section 14. General Counsel. The general counsel, if one be appointed, shall have charge of all litigation of the corporation, and shall keep himself advised of the character and progress of all legal proceedings and claims by and against the corporation or in which it is interested by reason of its ownership and control of other corporations. He shall give to the board of directors reports from time to time on all legal matters affecting the corporation and, when requested, his opinion upon any question affecting the interests of the corporation. He may, with the consent of the chief executive officer, employ on behalf of the corporation special counsel for the handling of any legal matter pertaining to the business of the corporation which he deems necessary and advisable. The general counsel may, but need not be, a full-time salaried officer of the corporation. He shall from time to time consult with the corporation's legal advisory committee on legal matters affecting the corporation and its affiliates.
     Section 15. General Auditor. The general auditor, if one be appointed, shall perform such internal auditing and accounting functions with regard to the member banks and companies as the board of directors or any appropriate committee thereof may from time to time determine, and shall have such additional powers and duties as may be prescribed by these bylaws and as the board of directors or any appropriate committee thereof may from time to time determine, and shall have additional responsibilities and duties in connection therewith as may be prescribed by these bylaws, applicable laws and regulations or the board of directors or any appropriate committee thereof. Except as stated, the general auditor and other auditing staff shall be subject to day-to-day administrative direction of the chief executive officer of the corporation and any such officer or employee may be dismissed by the chief executive officer for reasons as may be applied in dismissing any other personnel of the corporation, provided that a report of any such dismissal of internal auditing personnel with the reasons therefor shall be made to the board of directors or its executive committee at the next succeeding meeting thereof. All other officers and personnel appointed or assigned to assist in the internal audit function of the corporation, its member banks and companies, may be assigned such day-to-day duties and responsibilities as may be necessary by the general auditor to carry out the responsibilities of the internal audit function. The office of general auditor may not be held by any person holding other offices in the corporation or its affiliates except with the specific approval of the board of directors.
     Section 16. Assistant Secretary. In the absence or disability of the secretary, the assistant secretary (or if more than one, then the assistant secretary designated by the board of directors or the president for such purpose) shall perform all the duties of the secretary and, when so acting, shall have all the powers of, and be subject to all the restrictions upon, the secretary. Each assistant secretary shall also perform such other duties as from time to time may be assigned to him by the board of directors, the chief executive officer or the secretary.
     Section 17. Assistant Treasurer. In the absence or disability of the treasurer, the assistant treasurer (or if more than one, then the assistant treasurer designated by the board of directors or the chief executive officer for such purpose) shall perform all the duties of the treasurer and, when so acting, shall have all the powers of, and be subject to all restrictions upon, the treasurer. Each assistant treasurer shall also perform such other duties as from time to time may be assigned to him by the board of directors, the chief executive officer or the treasurer.


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


                          ARTICLE VIII

                          MISCELLANEOUS

     Section 1. Fiscal Year. The fiscal year of the corporation shall begin on the first day of January and end on the thirty-first day of December in each year.
     Section 2. Dividends. The board of directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law and its Articles of Incorporation.
     Section 3. Corporate Seal. The board of directors shall provide a corporate seal which shall be circular in form and shall have inscribed thereon the name of the corporation, the state of Virginia, and year of incorporation and the words, Corporate Seal".


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

                                                                 EXHIBIT 10
                     SUPPLEMENTAL COMPENSATION AGREEMENT

     THIS AGREEMENT made this 25 day of January, 1995, by and between FIRST VIRGINIA BANKS, INC., a corporation duly organized and existing under the laws of the State of Virginia and hereinafter referred to as the "Corporation," which designation shall include its affiliates and subsidiaries, and BARRY J. FITZPATRICK of Fairfax County, Virginia, hereinafter referred to as the "Employee";
                             W I T N E S S E T H
     THAT WHEREAS, Employee has been employed by the Corporation for twenty-five (25) years and now is in the full-time employment of the Corporation as its Executive Vice President and, effective January 1, 1995, is its Chairman and Chief Executive Officer; and
     WHEREAS, in consideration of such employment and the Employee's willingness to remain in the employment of the Corporation, the Corporation wishes to enter into this Supplemental Compensation Agreement; and
     WHEREAS, the Management Compensation and Benefits Committee has approved this Agreement and the Board of Directors has ratified the action of the Management Compensation and Benefits Committee;
     NOW THEREFORE, the parties hereto agree as follows:
     1. (a) If the Employee resigns, retires, or leaves the Corporation for any reason after reaching the age of 62, he shall be entitled to receive annually for life an amount determined under paragraph 2 hereinbelow (hereinafter referred to as "Compensation"). If, however, a "change in control" of the Corporation occurs before the Employee reaches the age of 62 and the Employee resigns, retires, or leaves the Corporation for any reason after the change in control, he shall then be entitled to receive annually for life the Compensation.
               For the purposes of this Agreement, a "change in control" shall mean a change of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (hereinafter called the Act) or similar reporting requirement; provided that, without limitation, a change in control shall be deemed to have occurred if any person (as that term is defined in Section 13(d) and 14(d) of the Act) other than the Corporation or any present Director or Officer of the Corporation is or becomes the beneficial owner (as that term is defined in Rule 13d-3 under the Act or similar rule), directly or indirectly, of securities representing twenty-five percent (25%) or more of the voting power of the Corporation's then outstanding securities or if during any two (2) consecutive years the individuals who constitute the Board of Directors of the Corporation at the beginning of such period should cease to constitute a majority of the Board, unless the election of each subsequent Director has been approved in advance by Directors representing at least two-thirds (2/3) of the Directors then in office who were Directors at the beginning of the two (2) year period.
          (b) If Employee becomes totally and permanently disabled such that he is and will be unable to perform his duties as Chairman and Chief Executive Officer of the Corporation or other assigned duties and responsibilities for the Corporation (as determined by a competent physician employed by the Corporation), or if he is "dismissed or requested to leave such employment without just cause", he shall then be entitled to receive annually for life the Compensation. For purposes of this Agreement "dismissed or requested to leave without just cause" shall mean terminated or asked to leave for a reason other than (a) fraud or gross negligence, (b) continual and substantial violation of a rule, regulation or policy of the Corporation after written notice from its Board of Directors, or (c) continual and substantial failure of Employee to perform his duties after written notice from the Corporation's Board of Directors.
     2. (a) The Employee's Compensation shall be calculated by using a base equal to sixty percent (60%) of the sum of his annual base salary and cash bonus awarded by the Corporation's Management Compensation and Benefits Committee for a calendar year and approved by the Board of Directors, whether or not actually received in the year of the award, and any profit sharing payments actually received in that year from the Corporation's Profit Sharing Plan. All other payments, benefits received and other forms of value, whether or not deemed income by the Internal Revenue Service, shall be excluded from the base. In addition, if prior to earning any base salary or cash bonus, the Employee elects to defer receipt of such payment to a later calendar year, the amount deferred shall not be included in the base.
Amounts deferred, and thus excluded from the base, include amounts deferred under any qualified or nonqualified deferred compensation plans, thrift plans and other plans offered by the Corporation.
          (b) The base amount for the total of five (5) years of his highest annual combined salary and cash bonuses shall be divided by five (5). Said years need not be the last years of employment, nor consecutive. Said years may include any year in which Employee has performed his duties for any part of said year, in which case Employee shall be deemed to have been employed for the full year.
          (c) The amount determined hereinabove shall be further reduced by the amount of any benefits Employee shall be entitled to receive during each such year under the First Virginia Pension Trust Plan and under any disability plan of the Corporation; further provided, however, that said amount shall not be further reduced by reason of any increase of the benefits under such Pension Plan after the date that the initial deduction for the Pension Plan benefits is made. The final result after all such deductions have been made shall be Employee's annual Compensation under this Agreement. Said annual Compensation shall be divided by twelve and one-twelfth shall be paid each month beginning with the first full month that Employee is entitled to payment under this Agreement. If the first full month of entitlement is other than January and/or if Employee's last month of entitlement is other than December, Employee's Annual Compensation for such year shall be prorated based on the number of months of entitlement for such years.
     3. Upon Employee's death, Pamela Fitzpatrick (if she as his widow survives the Employee) shall be entitled to an annual amount for life equal to one-half (1/2) of the total annual payment then being made to the Employee hereunder, and likewise payable on a monthly basis until her death. This survivor benefit provided for Pamela Fitzpatrick shall not inure to the benefit of any other person.
     4. It is further agreed that if said Employee dies while still holding the position of Chairman and Chief Executive Officer or other assigned position for the Corporation, the rights of Pamela Fitzpatrick (if she as his widow survives the Employee) shall be determined on the same basis as if said Employee's employment had ceased on the day before the day of his death.
     5.   (a)  The signing of this Agreement by the Employee shall
act:
               (i) To waive any rights he might otherwise have in the Long Term Disability Plan of the Corporation; and
               (ii) To permanently elect for such Employee the 50% Joint and Survivor Annuity Option under the First Virginia Pension Trust Plan, provided his present wife, Pamela Fitzpatrick, is living as his wife at the time Employee shall be entitled to receive said annual supplemental compensation; otherwise the form of "Life-Only" retirement benefit as provided by Section
3.01 of the Agreement and Declaration of Trust for the First Virginia Pension Trust Plan shall be deemed to have been elected.
          (b) For the purposes of this Agreement, it is recognized that the Employee's date of birth is February 21, 1940.
     6. Employee shall remain available, provided he is physically and mentally capable of doing so, to provide such consulting and advisory services to the Board of Directors and management of the Corporation as they may reasonably request from time to time and which may relate to Employee's past service to the Corporation and to current or future matters. In making such requests for services, the Board and management shall take into consideration Employee's health, residence, and personal circumstances. The rendition of any such consulting and advisory services shall not be deemed to render Employee an active employee of the Corporation.
     7. If the Employee resigns, retires, or leaves the Corporation before reaching the age of 62, under circumstances whereby no Compensation is due under this Agreement, the Corporation's Board of Directors acting solely in its discretion, which discretion may be exercised arbitrarily and shall not be subject to review as provided in paragraph 9 herein, shall determine if the Corporation may wish to seek from time to time the consulting and advisory services of the Employee and, if so, shall then determine the form and amount of compensation in an agreement to provide such services, which agreement may or may not contain the terms set forth in this Agreement.
     8. If at any time it is determined upon satisfactory evidence that Employee or his widow while receiving payments hereunder (a) is engaged or has engaged in activities which compete with, or is employed in an executive, supervisory or administrative capacity or otherwise by a competitor of, the Corporation without its consent, or (b) has divulged confidential information obtained during the period of Employee's employment, or (c) is engaged or has engaged in any activity adverse to the interests of the Corporation, then Employee and Pamela Fitzpatrick shall forfeit all benefits to which he and she are or may be entitled under this Agreement. It is the intent of this Agreement to provide for a reasonable income to the Employee, and any interpretation hereunder adverse to the Employee shall not be enforceable unless supported by clear, unequivocal, and convincing evidence.
     9. The Corporation's Board of Directors shall have final authority to rule on any circumstances or disputes involving this Agreement after due notice and specifications of violations hereunder have been given to the Employee or his wife, Pamela Fitzpatrick. Should Employee, or his wife, Pamela Fitzpatrick at any time before or after determination so request, the Board of Directors' decision may be reviewed by a panel of arbitrators, one appointed by the Board, one appointed by the Employee (or, if deceased, by Pamela Fitzpatrick) and the two appointing a third party. Such proceeding shall be governed by the Rules of the American Arbitration Association then in effect at the time of the undertaking, and the decision of such panel shall be nonappealable.
     10. It is also agreed that neither the Employee nor his widow receiving payments hereunder shall have any right or power to anticipate, pledge, assign, sell, transfer, alienate, or encumber his or her interest or payments hereunder to the extent provided by the laws of the State of Virginia, now shall the Corporation or any payment hereunder by liable for or subject to the debts, liabilities, obligations, or claims or judgments against either or both of them.
     11. That the Agreement shall inure to the benefit of and be binding upon the Corporation, its successors and assigns (including without limitation any corporation which might acquire all or substantially all of the corporations's assets and business or with which the Corporation may be consolidated or merged).
     IN WITNESS WHEREOF, the parties hereto have put their signatures and seals as of the date set forth hereinabove.
ATTEST:                   FIRST VIRGINIA BANKS, INC.


 /s/ Thomas P. Jennings       /s/ Paul H. Geithner, Jr.
_________________________ By __________________________(Seal)
 Thomas P. Jennings           Paul H. Geithner, Jr.

WITNESS:

 /s/ Shirley L. Ambrogi       /s/ Barry J. Fitzpatrick
_________________________ _____________________________(Seal)
 Shirley L. Ambrogi        Barry J. Fitzpatrick

                                                                 EXHIBIT 11

                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

                                                Year Ended December 31
                                            1994         1993         1992
                                          --------      -------      -------
                                        (In thousands, except per share data)
PRIMARY:

   Average common shares outstanding       32,190       32,408       32,144
   Dilutive effect of stock options            91          104          108
                                         --------     --------      -------
     Total average common shares           32,281       32,512       32,252
                                         ========     ========      =======

   Net income                            $113,221     $116,024      $97,473
   Provision for preferred dividends          (51)         (53)         (61)
                                         --------     --------      -------
     Net income applicable to common
        stock                            $113,170     $115,971      $97,412
                                         ========     ========      =======

     Net income per share of common
        stock                               $3.51        $3.57        $3.02
                                         ========     ========      =======


FULLY DILUTED:

   Average common shares outstanding       32,190       32,408       32,144
   Dilutive effect of stock options            91          107          113
   Conversion of preferred stock              112          117          133
                                         --------     --------      -------
        Total average common shares        32,393       32,632       32,390
                                         ========     ========      =======

   Net income                            $113,221     $116,024      $97,473
                                         ========     ========      =======

     Net income per share of common
        stock                               $3.50        $3.56        $3.01
                                         ========     ========      =======

               SUBSIDIARIES OF THE REGISTRANT               EXHIBIT 21
                      December 31, 1994
                                                             State of
                                                          Incorporation
                                                          -------------
First Virginia Banks, Inc.                                  Virginia
  Banking Subsidiaries:
    Northern Region:
      First Virginia Bank                                   Virginia
        First General Mortgage Company                      Virginia
        First Virginia Mortgage Company                     Virginia
        First Virginia Commercial Corporation               Virginia
        First Virginia Card Services, Inc.                  Virginia
        First Virginia Credit Services, Inc.                Virginia
    Maryland Region:
      First Virginia Bank-Central Maryland                    Maryland
        C.B. Properties, Inc.                                 Maryland
        C.B. Properties II, Inc.                              Maryland
      First Virginia Bank-Maryland                            Maryland
      Farmers Bank of Maryland                                Maryland
        Colonial Securities Corporation                         Delaware
      Atlantic Bank                                           Maryland
      The Caroline County Bank                                Maryland
    Eastern Region:
      First Virginia Bank of Tidewater                      Virginia
      First Virginia Bank-Colonial                          Virginia
      First Virginia Bank-Commonwealth                      Virginia
      First Virginia Bank-Central                           Virginia
      First Virginia Bank-South Hill                        Virginia
    Southwest Region:
      First Virginia Bank-Southwest                         Virginia
      First Virginia Bank-Franklin County                   Virginia
      First Virginia Bank-Southside                         Virginia
      First Virginia Bank-Highlands                         Virginia
      First Virginia Bank-Piedmont                          Virginia
      First Virginia Bank-Clinch Valley                     Virginia
    Shenandoah Valley Region:
      First Virginia Bank-Shenandoah Valley                 Virginia
    Tennessee-Western Virginia Region:
      First Virginia Bank-Mountain Empire                   Virginia
      Tri-City Bank and Trust Company                           Tennessee
      Bank of Madisonville                                      Tennessee
      United Southern Bank                                      Tennessee
      First Knoxville Bank                                      Tennessee
  Nonbanking Subsidiaries
    First Virginia Insurance Services, Inc.                 Virginia
    First Virginia Services, Inc.                           Virginia
    First Virginia Life Insurance Company                   Virginia
    Springdale Advertising Agency, Inc.                     Virginia
    Northern Operations Center, Inc.                        Virginia
    Southwest Operations Center, Inc.                       Virginia
    Eastern Operations Center, Inc.                         Virginia
    First Virginia Software, Inc.                           Virginia
    United Land Corporation                                   Maryland
    Springdale Temporary Services, Inc.                     Virginia
    First General Leasing Company                           Virginia
    Farmers National Land Corporation                         Maryland
    Farmers National Mortgage Corporation                     Maryland
All of the organizations listed above are 100% owned by First Virginia Banks, Inc. or one of its subsidiary banks.
                                                                   Exhibit 23

                       Consent of Independent Auditors

Board of Directors
First Virginia Banks, Inc.

We consent to the incorporation by reference into Post-effective Amendment No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994, Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993, Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992, Registration Statement Number 33-31890 on form S-3 dated November 1, 1989, Post-effective Amendment Number 3 to Registration Statement Number 2-67507 on Form S-3 dated January 7, 1988, Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987, Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987, Registration Statement Number 33-15360 on Form S-3 dated June 26, 1987, of our report dated January 17, 1995, with respect to the consolidated financial statements of First Virginia Banks, Inc. included in this Annual Report on Form 10-K for the year ended December 31, 1994.

Washington, D.C.
March 22, 1995

                                                      Exhibit 27

[ARTICLE] 9
[CIK]                                      0000037032
[NAME]                                     FIRST VIRGINIA BANKS, INC.
[MULTIPLIER]                               1000

[PERIOD-TYPE]                              12-MOS
[FISCAL-YEAR-END]                          DEC-31-1994
[PERIOD-END]                               DEC-31-1994
[CASH]                                         420,742
[INT-BEARING-DEPOSITS]                               0
[FED-FUNDS-SOLD]                                30,000
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                          0
[INVESTMENTS-CARRYING]                       2,086,030
[INVESTMENTS-MARKET]                         2,032,148
[LOANS]                                      4,997,194
[ALLOWANCE]                                     58,860
[TOTAL-ASSETS]                               7,865,382
[DEPOSITS]                                   6,815,841
[SHORT-TERM]                                   179,409
[LIABILITIES-OTHER]                             59,430
[LONG-TERM]                                      3,814
[COMMON]                                        34,050
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                        746
[OTHER-SE]                                     772,092
[TOTAL-LIABILITIES-AND-EQUITY]               7,865,382
[INTEREST-LOAN]                                378,205
[INTEREST-INVEST]                              116,957
[INTEREST-OTHER]                                 8,480
[INTEREST-TOTAL]                               503,642
[INTEREST-DEPOSIT]                             154,097
[INTEREST-EXPENSE]                               7,542
[INTEREST-INCOME-NET]                          342,003
[LOAN-LOSSES]                                    6,463
[SECURITIES-GAINS]                                 976
[EXPENSE-OTHER]                                252,459
[INCOME-PRETAX]                                167,781
[INCOME-PRE-EXTRAORDINARY]                     167,781
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   113,221
[EPS-PRIMARY]                                     3.51
[EPS-DILUTED]                                     3.50
[YIELD-ACTUAL]                                    7.72
[LOANS-NON]                                     15,286
[LOANS-PAST]                                     4,881
[LOANS-TROUBLED]                                 2,478
[LOANS-PROBLEM]                                  8,478
[ALLOWANCE-OPEN]                                50,927
[CHARGE-OFFS]                                    8,756
[RECOVERIES]                                     3,814
[ALLOWANCE-CLOSE]                               58,860
[ALLOWANCE-DOMESTIC]                            58,860
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0