Form 10-K/A
period 1994-12-31
FIRST VIRGINIA BANKS INC
filed 1995-04-21
CIK 37032

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                         FORM 10-K/A Amendment No. 1

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

The purpose of this amendment is to properly attach the Financial Data Schedule as a separate document.
SIGNATURES
- ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed as of April 21, 1995 on its behalf by the undersigned, thereunto duly authorized.

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