Form 10-Q
period 1995-03-31
FIRST VIRGINIA BANKS INC
filed 1995-05-08
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                 Commission file number 1-6580
            March 31, 1995


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


               On April 28, 1995, there were 33,962,461 shares of common stock outstanding.



     This report contains a total of 20 pages.

                                    INDEX
                                                              Page

                                                           ---------
     PART I - Financial Information


        Item 1.  Financial Statements.

           Consolidated Balance Sheets - March 31,
              1995 and 1994 and December 31, 1994             3/ 4

           Consolidated Statements of Income - Three
              months ended March 31, 1995 and 1994            5/ 6

           Consolidated Statements of Cash Flows - Three
              months ended March 31, 1995 and 1994               7

           Consolidated Statements of Shareholders'
              Equity - Three months ended March 31, 1995
              and 1994                                           8

           Notes to Consolidated Financial Statements         8/10

        Item 2.  Management's Discussion and Analysis of

           Financial Condition and Results of Operations     10/15

     PART II - Other Information


        Item 6.  Exhibits and Reports on Form 8-K

           Signature                                         16

           Exhibit 11 - Statement re: Computation of
              Per Share Earnings                             17

           Exhibit 15 - Independent Accountants' Review
              Report from Ernst & Young LLP                  18

           Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants     19

           Exhibit 27 - Financial Data Schedule as of
              March 31, 1995 and the Three months
              ended March 31, 1995                           20

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)

                                               March 31  December 31 March 31
                                                 1995       1994       1994
                                              ---------- ---------- ----------

                                                      (In thousands)
ASSETS
Cash and noninterest-bearing
   deposits in banks                          $  349,833 $  420,742 $  284,633
Federal funds sold and securities purchased
   under agreements to resell                    345,119     30,000    255,000
                                              ---------- ---------- ----------
        Total cash and cash equivalents          694,952    450,742    539,633
                                              ---------- ---------- ----------
Mortgage loans held for sale                      14,297     13,291     41,186
Investment securities - held to maturity:
   U.S. Government & its agencies              1,656,527  1,785,837  1,897,625
   State and municipal obligations               256,792    280,817    259,978
   Other                                           3,282     19,376      2,779
                                              ---------- ---------- ----------
        Total investment securities (market
           values of $1,890,360, $2,032,148
           and $2,164,184)                     1,916,601  2,086,030  2,160,382
                                              ---------- ---------- ----------
Loans                                          5,272,499  5,352,504  4,486,188
   Deduct:  Unearned income                     (347,945)  (355,310)  (336,326)
            Allowance for loan losses            (57,289)   (58,860)   (50,312)
                                              ---------- ---------- ----------
        Net loans                              4,867,265  4,938,334  4,099,550
                                              ---------- ---------- ----------
Other interest-earning assets                      9,187      8,987      6,263
Premises and equipment                           155,914    156,051    139,948
Other assets                                     203,535    211,947    130,246
                                              ---------- ---------- ----------
   Total Assets                               $7,861,751 $7,865,382 $7,117,208
                                              ========== ========== ==========

CONSOLIDATED BALANCE SHEETS (Continued) (Unaudited)

                                               March 31  December 31 March 31
                                                 1995       1994       1994
                                              ---------- ---------- ----------

                                                        (In thousands)
LIABILITIES
Deposits:
   Noninterest-bearing                        $1,160,107 $1,234,060 $1,039,564
   Interest-bearing:
        Transaction accounts                   1,327,856  1,391,978  1,302,273
        Money market accounts                    718,709    761,160    730,801
        Savings deposits                       1,289,754  1,402,889  1,357,558
        Certificates of deposit:
           Consumer                            1,993,920  1,820,274  1,570,705
           Large denomination                    265,557    205,480    161,689
                                              ---------- ---------- ----------
           Total deposits                      6,755,903  6,815,841  6,162,590
Interest, taxes and other liabilities             72,592     59,430     70,808
Short-term borrowings and securities sold under
   agreements to repurchase                      206,603    179,409    169,981
Mortgage indebtedness                                851        963        975
Other long-term indebtedness                       2,633      2,851      3,477
                                              ---------- ---------- ----------
   Total Liabilities                           7,038,582  7,058,494  6,407,831
                                              ---------- ---------- ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       735        746        796
Common stock, $1 par value                        34,067     34,050     32,424
Capital Surplus                                  111,516    111,184     67,559
Retained Earnings                                676,851    660,908    608,598
                                              ---------- ---------- ----------
   Total Shareholders' Equity                    823,169    806,888    709,377
                                              ---------- ---------- ----------
   Total Liabilities and Shareholders' Equity $7,861,751 $7,865,382 $7,117,208
                                              ========== ========== ==========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                            Three Months Ended
                                                March 31
                                             1995       1994
                                           --------    -------
                                  (In thousands, except per share data)

Interest income:
     Interest and fees on loans            $107,025    $87,765
     Interest on mortgage loans
      held for sale                             256        834
     Income on investment
      securities - held to maturity:
        U.S. Government & its agencies       24,904     29,044
        State and municipal
         obligations                          3,302      3,149
        Other                                   131        172
     Income from federal funds sold
      and securities purchased
      under agreements to resell              2,633      1,870
     Income on other interest-
      earning assets                            144         94
                                            -------    -------
        Total interest income               138,395    122,928
                                            -------    -------

Interest expense:
     Deposits:
        Transaction accounts                  7,252      7,172
        Money market accounts                 5,694      4,532
        Savings deposits                      9,056      9,006
        Certificates of deposit:
           Consumer                          21,614     15,093
           Large denomination                 2,958      1,483
     Short-term borrowings                    2,339      1,031
     Long-term indebtedness                      89        129
                                            -------    -------
        Total interest expense               49,002     38,446
                                            -------    -------
Net interest income                          89,393     84,482
Provision for loan losses                       332        461
                                            -------    -------
Net interest income after provision
 for loan losses                             89,061     84,021
                                            -------    -------

CONSOLIDATED STATEMENTS OF INCOME (Continued) (Unaudited)


                                            Three Months Ended
                                                March 31
                                             1995       1994
                                            -------    -------
                                  (In thousands, except per share data)

Net interest income after provision
 for loan losses                             89,061     84,021
                                            -------    -------
Other income:
    Service charges on deposit
      accounts                                9,519      8,905
    Insurance premiums and
      commissions                             1,830      1,632
    Credit card service charges
      and fees                                2,657      2,548
    Trust services                            1,669      1,226
    Income from other customer
      services                                4,184      3,947
    Securities gains before
      an income tax provision
      of $341 in 1994                          -           974
    Other                                       579      1,793
                                            -------    -------
        Total other income                   20,438     21,025
                                            -------    -------
Other expenses:
     Salaries and employee benefits          37,845     34,697
     Occupancy                                5,376      4,837
     Equipment                                5,075      4,856
     FDIC assessment                          3,802      3,397
     Other                                   16,680     14,516
                                            -------    -------
        Total other expenses                 68,778     62,303
                                            -------    -------
Income before income taxes                   40,721     42,743
Provision for income taxes                   13,523     13,927
                                            -------    -------
NET INCOME                                  $27,198    $28,816
                                            =======    =======
Net income per share of common stock           $.80       $.89

Average primary shares of common
                 stock outstanding           34,136     32,537

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                            Three Months Ended
                                                                 March 31
                                                             1995       1994
                                                           --------   --------
                                                              (In thousands)

Net cash provided by operating activities                  $ 40,667   $ 29,362

Investing activities:
     Proceeds from the maturity of investment securities    238,300    164,635
     Proceeds from the sale of investment securities           -         1,806
     Purchase of investment securities                      (69,967)  (159,849)
     Net (increase) decrease in loans                        70,799   (132,746)
     Net (increase) decrease in mortgages held for sale      (1,006)    27,987
     Net increase in other earning assets                      (200)      -
     Purchases of premises and equipment                     (3,302)    (6,609)
     Sales of premises and equipment                            167        804
     Other                                                   11,556     16,286
                                                           --------   --------
        Net cash (used for) provided by
         investing activities                               246,347    (87,686)
                                                           --------   --------
Financing activities:
     Net increase (decrease) in deposits                    (59,939)    26,201
     Net increase in short-term borrowings                   27,194     18,122
     Proceeds from long-term borrowing                         -         3,722
     Principal payments on long-term borrowings                (329)      (278)
     Cash dividends - common, $.33 and $.31 per share       (10,051)   (10,057)
     Cash dividends - preferred                                 (13)       (13)
     Stock purchased and retired                               -        (1,093)
     Proceeds from issuance of common stock                     334        217
                                                           --------   --------
        Net cash (used for) provided by
         financing activities                               (42,804)    36,821
                                                           --------   --------
        Net increase (decrease) in cash and
         cash equivalents                                   244,210    (21,503)
        Cash and cash equivalents at beginning of year      450,742    561,136
                                                           --------   --------
        Cash and cash equivalents at end of period         $694,952   $539,633
                                                           ========   ========
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)


                                                            Three Months Ended
                                                                 March 31
                                                             1995       1994
                                                           --------   --------
                                                              (In thousands)

Balance at beginning of year                               $806,888   $691,501
Net income                                                   27,198     28,816
Common stock purchased and retired                             -        (1,093)
Issuance of common stock for the dividend reinvestment
 plan, stock options and stock appreciation rights              337        217
                                                           --------   --------
                                                            834,423    719,441
                                                           --------   --------
Deduct dividends declared:
     Preferred stock                                             12         13
     Common stock, $.33 and $.31 per share                   11,242     10,051
                                                           --------   --------
                                                             11,254     10,064
                                                           --------   --------
Balance at end of period                                   $823,169   $709,377
                                                           ========   ========
See notes to consolidated financial statements





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. GENERAL
     The foregoing unaudited consolidated financial statements include the accounts of the Corporation and all of its subsidiaries. The Corporation's subsidiaries are predominantly engaged in banking. Foreign banking activities and operations other than banking are not significant. All material intercompany transactions and accounts have been eliminated. The consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for each of the periods. Certain amounts previously reported in 1994 have been reclassified for comparative purposes.

2. ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses was (in thousands):

                                       Three Months Ended
                                            March 31
                                        1995       1994
                                       -------    -------

Balance at beginning of period         $58,860    $50,927
Provision charged to operating
 expense                                   332        461
                                       -------    -------
                                        59,192     51,388
Less:
     Loans charged off, net of
      recoveries of $914 and $988        1,903      1,076
                                       -------    -------
Balance at March 31                    $57,289    $50,312
                                       =======    =======
Percentage of net charge-offs to
   average loans                           .15%       .11%
Percentage of allowance for loan
   losses to period-end loans             1.16       1.21
Percentage of nonperforming assets
   to period-end loans                     .60        .64


  3. FEDERAL INCOME TAX

        The reconciliation of income tax computed at the federal statutory tax rates to provision for income tax is as follows (dollars in thousands):

                                Three Months Ended
                                      March 31
                                1995           1994
                            -------------  -------------
                            Amount Percent Amount Percent
                            ------- -----  ------- -----

Statutory rate              $14,252 35.0%  $14,960 35.0%
Nontaxable interest on
 municipal obligations       (1,297)(3.2)   (1,333)(3.1)
Other items                     568  1.4       300  0.7
                            ------- ----   ------- ----
Effective rate              $13,523 33.2%  $13,927 32.6%
                            ======= ====   ======= ====

4. PREFERRED STOCK
     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:


                                             March 31  December 31   March 31
              Series   Dividends               1995       1994         1994
            ---------  ---------             --------  -----------   --------

                A           5%                23,434       23,721     24,482
                B           7%                 9,100        9,300      9,590
                C           7%                10,484       10,484     13,964
                D           8%                30,483       31,083     31,582
                                              ------       ------     ------
                                              73,501       74,588     79,618
                                              ======       ======     ======



5. COMMON STOCK
     There are 60,000,000 shares of common stock, par value $1.00 per share, authorized and 34,067,000, 34,050,000 and 32,424,000 shares were outstanding at March 31, 1995, December 31, 1994 and March 31, 1994, respectively. Options to purchase 285,200 shares of common stock and 5,000 stock appreciation rights were outstanding on March 31, 1995. A total of 678,808 shares of common stock were reserved at March 31, 1995: 107,108 shares for the conversion of preferred stock and 571,700 shares for stock options and stock appreciation rights.



6. EARNINGS PER SHARE
     Earnings per share of common stock for the three months ended March 31, after giving effect to dividends on preferred stock of $12,000 in 1995 and $13,000 in 1994, are based on 34,136,000 and 32,537,000 average shares respectively.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  First quarter earnings of $27,198,000 declined 5.6% from the $28,816,000 earned in the first quarter of 1994. Due to a greater number of shares outstanding as a result of two acquisitions in 1994, earnings per share declined by 10.1% to $.80 compared to the $.89 earned in the first quarter of 1994. The assets of these two acquisitions represent approximately 11% of total consolidated assets. Both of these acquisitions were accounted for as purchases, and as a result, the prior year's quarterly figures have not been restated to include any amounts in either the income statement or balance sheet.

  Despite the decline in net income, First Virginia remains one of the most profitable banking institutions in the country. Return on average assets of 1.41% in the first quarter equalled the average for First Virginia over the past 10 years but was below the 1.64% earned in the first quarter of 1994. Return on equity of 13.35% declined from the prior year's first quarter return of 16.47% due in part to the lower earnings but also because of the increase in the Corporation's capital. At March 31, 1995, the Corporation's ratio of equity to assets was 10.47% compared to 9.97% in the prior year's first quarter.
  The first quarter is traditionally the Corporation's weakest quarter as deposit volumes decline following the Christmas season and consumers repay debt incurred during the holidays. In addition, automobile sales and home equity lending are at their seasonal lows at this time. In 1995, this traditionally weak period was exacerbated by increases in interest rates engineered by the Federal Reserve in an attempt to slow down the growth in the economy and control inflation. These efforts by the Federal Reserve resulted in decreases in automobile and home sales and in loans made by First Virginia to fund these sales. In addition, the increase in interest rates increased competition for funds, particularly from nonbank users of funds, and as a result, deposits declined by a greater than normal rate. In order to maintain its deposit base, the Corporation increased the interest rate on consumer certificates of deposit. This increased the Corporation's cost of funds and had a negative impact on the net interest margin.
  Average deposits increased 9.3% compared to the first quarter of 1994, but if the deposits of the newly acquired banks are excluded, deposits declined 1.4%. By the end of the quarter however, deposits had begun to increase and had regained most of their decline from December 31, 1994. There was a pronounced shift in consumers' deposit preferences during the quarter out of the more liquid and lower-cost areas and into higher-cost certificates of deposit as consumers took advantage of the higher rates. Relatively higher-cost certificates of deposit increased to 28.5% of all deposits from 25.9% in the prior year's first quarter while lower-cost areas such as transaction accounts, money market accounts and consumer savings, all posted declines as a percentage of deposits. Consumer savings accounts had enjoyed a large increase in the preceding four years as consumers showed a preference for liquidity while rates were low. As rates have increased, consumers have begun pulling funds out of these savings accounts and committing them for longer periods in the higher-yielding certificates of deposit.
  Loan volumes were also weak during the quarter as all categories of loans declined compared to December 31, 1994. Average loans increased 21.8% compared to the prior year's first quarter and were up 7.0% compared to the fourth quarter of 1994. However, if the loans acquired from the merger with Farmers National Bancorp are excluded, average loans declined .4% compared to the fourth quarter of 1994. Consumer loan production declined to its lowest quarterly level in five years due to the reduced volume of automobile sales in the Corporation's market area and lower home refinance activity. By the end of the quarter, however, commercial loan activity had begun to strengthen, and the increased liquidity brought about by the renewal of deposit growth, permitted the Corporation to become more aggressive in pursuing high-quality consumer loans.
  The net interest margin declined 16 basis points to 5.12% compared to the prior year's first quarter as the cost of funds increased at a faster pace than the yield on earning assets. Due to the shifting of deposits into higher-cost areas such as certificates of deposit, the cost of funds increased 51 basis points. The heightened competition for funds from nonbanking sources and from banks in the Corporation's market area increased the cost of certificates of deposit by 74 basis points to 4.61% and will most likely increase in the next quarter as well. The yield on earning assets increased by a lesser rate of 26 basis points as the yield on loans advanced by a modest 7 basis points. The yield on investment securities declined slightly as the Corporation continued to permit its investment portfolio to mature without reinvestment in order to provide liquidity required by the drop in deposits.
  Asset quality remains high as net charge-offs averaged .15% of loans compared to .11% in the prior year's first quarter and the average of .26% in the past five years. The reserve for loan losses was 1.16% at March 31, 1995. and covered annualized net charge-offs 7.5 times. Nonperforming assets increased $3.3 million compared to the prior year's first quarter; however, this was due entirely to the acquisition of the two new banks since March 31 1994. As a percentage of outstanding loans, nonperforming assets declined 4 basis points from .64% to .60% as of March 31, 1995. Loan delinquencies also remain at historic lows as loans past due 30 days or more declined 2 basis points to .36% compared to a year ago while loans past due 90 days or more increased by 1 basis point to .10%. Nonperforming assets and loans past due 90 days or more as of March 31, 1995 and 1994, were (in thousands):

                                                    1995        1994
                                                  -------     -------
                                                 (Dollars in thousands)
         Nonaccruing loans                        $17,681     $17,553
         Restructured loans                         4,202       2,268
         Foreclosed real estate                     7,880       6,661
                                                  -------     -------
         Total                                    $29,763     $26,482
                                                  =======     =======
         Percentage of total loans                    .60%       .64%
                                                  =======     =======
         Loans past due 90 days or more           $ 4,803     $ 3,675
                                                  =======     =======
         Percentage of total loans                    .10%        .09%
                                                  =======     =======
  The provision for loan losses decreased 28% to $332,000 compared to the prior year's first quarter due to the decline in the volume of loans compared to the end of the year.
  Noninterest income declined 2.8% from the prior year's first quarter. In 1994, the Company recorded a gain of $974 thousand on the sale of securities. All of the Company's investment portfolio is currently classified as held to maturity. Other income declined $1.2 million due primarily to a decline in mortgage loan origination fees as the volume of loans originated by the Company's mortgage lending subsidiary slowed significantly from the record volumes achieved in 1993 and early 1994. Due to the weakness in transaction account activity, service charges on deposit accounts increased only 6.9% despite the inclusion of balances from the newly acquired banks in 1995.
  Noninterest expenses increased 10.4% in the first quarter but excluding the expenses of the two newly acquired banks, were up only 1.5% which was less than the rate of inflation. Amortization of intangibles increased $1.1 million due to the amortization of goodwill and core deposit premium in connection with the two banks acquired in 1994. The Corporation's efficiency ratio of 61% for the first three months of 1995 was down slightly compared to 1994.
  The Corporation's provision for income taxes declined 2.9% compared to the previous year's first quarter, which was less than the decline in net income due to an increase in nondeductible goodwill and core deposit premium amortization. The Corporation's effective tax rate was 33.21% in the first quarter of 1995 compared to 32.58% in the 1994 first quarter.
  Shareholders' equity grew 16% to $823 million compared to March 31, 1994, and the ratio of equity to assets increased to 10.47% from 9.97%. A slowdown in asset growth and continued high earnings were responsible for the growth in capital. During 1994, the Corporation repurchased approximately 5%, or 1.7 million shares of its outstanding stock. There are approximately 1.0 million shares currently authorized by the Board of Directors to be repurchased, and it is the intention of the Company to purchase these shares as market conditions permit. During the first quarter, no shares were repurchased under this program. The Corporation remains one of the most well-capitalized banks among the 100 largest banks in the country. Book value per share of common stock increased 10.5% to $24.14 compared to its value on March 31, 1994.

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Three Months Ended March 31
                                                        1995
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,686,895   $ 24,904     5.98%
    State and municipal obligations
      (Fully taxable-equivalent basis)        263,758      4,695     7.12
    Other (Fully taxable-equivalent basis)      8,337        131     6.29
                                           ----------   --------
      Total investment securities           1,958,990     29,730     6.27
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,283,629     69,864     8.52
    Real estate                               908,376     20,187     7.89
    Other (Fully taxable-equivalent basis)    744,246     17,568     9.54
                                           ----------   --------
      Total loans                           4,936,251    107,619     8.76
                                           ----------   --------
  Mortgage loans held for sale                 12,021        256     8.52
  Federal funds sold and securities
    purchased under agreements to resell      181,047      2,633     5.90
  Other interest-earning assets                 9,024        160     7.07
                                           ----------   --------
      Total earning assets and income      $7,097,333    140,398     7.93
                                           ==========   --------
Interest-bearing liabilities:
  Transaction accounts                     $1,340,525      7,253     2.19
  Money-market accounts                       740,364      5,694     3.12
  Savings deposits                          1,325,904      9,056     2.77
  Certificates of deposit:
    Consumer                                1,901,997     21,613     4.61
    Large denomination                        246,302      2,958     4.87
                                           ----------   --------
      Total interest-bearing deposits       5,555,092     46,574     3.40
  Short-term borrowings                       188,500      2,339     5.03
  Notes and mortgages                           3,658         89     9.72
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,747,250     49,002     3.47
                                           ==========   --------
Net interest income and net interest margin             $ 91,396     5.12%
                                                        ========

Other average balances:
  Demand deposits                          $1,125,703
  Common shareholders' equity                 814,176
  Total shareholders' equity                  814,917
  Total assets                              7,742,540

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Three Months Ended March 31
                                                        1994
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,911,790   $ 29,044     6.16%
    State and municipal obligations
      (Fully taxable-equivalent basis)        242,084      4,500     7.44
    Other (Fully taxable-equivalent basis)     13,556        168     4.96
                                           ----------   --------
      Total investment securities           2,167,430     33,712     6.29
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             2,855,558     62,769     8.80
    Real estate                               620,314     13,963     9.00
    Other (Fully taxable-equivalent basis)    576,931     11,076     7.79
                                           ----------   --------
      Total loans                           4,052,803     87,808     8.69
                                           ----------   --------
  Mortgage loans held for sale                 52,099        834     6.40
  Federal funds sold and securities
    purchased under agreements to resell      236,454      1,870     3.21
  Other interest-earning assets                 6,263         94     6.00
                                           ----------   --------
      Total earning assets and income      $6,515,049    124,318     7.67
                                           ==========   --------
Interest-bearing liabilities:
  Transaction accounts                     $1,290,755      7,172     2.25
  Money-market accounts                       723,447      4,532     2.54
  Savings deposits                          1,334,699      9,006     2.74
  Certificates of deposit:
    Consumer                                1,580,107     15,093     3.87
    Large denomination                        163,734      1,483     3.67
                                           ----------   --------
      Total interest-bearing deposits       5,092,742     37,286     2.97
  Short-term borrowings                       163,424      1,031     2.56
  Notes and mortgages                           3,824        129    13.45
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,259,990     38,446     2.96
                                           ==========   --------
Net interest income and net interest margin             $ 85,872     5.28%
                                                        ========

Other average balances:
  Demand deposits                          $1,018,954
  Common shareholders' equity                 699,056
  Total shareholders' equity                  699,858
  Total assets                              7,040,625

                         PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

     a)  Exhibit 11  - Statement re:  Computation of Per Share

              Earnings (Page 17)

         Exhibit 15 - Independent Accountants' Review Report from Ernst & Young LLP (Page 18)

         Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants (Page 19)

         Exhibit 27  - Financial Data Schedule (Page 20)

     b) A Form 8-K was not required to be filed during the quarter ended March 31, 1995.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.



                                               FIRST VIRGINIA BANKS, INC.


                                                 /s/ Richard F. Bowman
May 8, 1995                                     __________________________
                                                Richard F. Bowman,
                                                Senior Vice President
                                                and Treasurer

                                                          EXHIBIT 11


                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
                                    (Unaudited)


                                      Three Months Ended
                                            March 31
                                        1995       1994
                                      -------    -------
                            (In thousands, except per share data)

PRIMARY:

   Average common shares outstanding   34,057     32,438
   Dilutive effect of stock options        79         99
                                      -------    -------
     Total average common shares       34,136     32,537
                                      =======    =======


   Net income                         $27,198    $28,816
   Provision for preferred dividends       12         13
                                      -------    -------
     Net income applicable to common
        stock                         $27,186    $28,803
                                      =======    =======


     Net income per share of common
        stock                            $.80       $.89
                                      =======    =======



FULLY DILUTED:

   Average common shares outstanding   34,057     32,438
   Dilutive effect of stock options        82         99
   Conversion of preferred stock          107        115
                                      -------    -------
        Total average common shares    34,246     32,652
                                      =======    =======


   Net income                         $27,198    $28,816
                                      =======    =======


     Net income per share of common
        stock                            $.79       $.88
                                      =======    =======

                                                          EXHIBIT 15

     ERNST & YOUNG LLP
     1225 Connecticut Avenue, N.W.
     Washington, D.C. 20036

                     Independent Accountants' Review Report

     Board of Directors
     First Virginia Banks, Inc.

     We have reviewed the accompanying consolidated balance sheets of First Virginia Banks, Inc. and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of income, cash flows and shareholders' equity for the three-month periods than ended March 31, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Virginia Banks, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 17, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                               /s/ Ernst & Young LLP

     Washington, D. C.
     April 7, 1995

                                                          EXHIBIT 15A

     ERNST & YOUNG LLP
     1225 Connecticut Avenue, N.W.
     Washington, D.C. 20036


     May 8, 1995


     Board of Directors
     First Virginia Banks, Inc.

          We are aware of the incorporation by reference in the Post-effective Amendment No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994, Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993, Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992, Registration Statement Number 33-31890 on form S-3 dated November 1, 1989, Post-effective Amendment Number 3 to Registration Statement Number 2-67507 on Form S-3 dated January 7, 1988, Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987, Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987 and Registration Statement Number 33-15360 on Form S-3 dated June 26, 1987 of our report dated April 7, 1995 relating to the unaudited consolidated interim financial statements of First Virginia Banks, Inc. and subsidiaries which are included in its Form 10-Q for the quarter ended March 31, 1995.

          Pursuant to Rule 436 (c) of the Securities Act of 1933, our report is not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                               /s/ Ernst & Young LLP