Form 10-Q
period 1995-06-30
FIRST VIRGINIA BANKS INC
filed 1995-07-28
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                 Commission file number 1-6580
            June 30, 1995


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


               On June 30, 1995, there were 33,937,782 shares of common stock outstanding.



     This report contains a total of 25 pages.

                                    INDEX
                                                              Page

                                                           ---------
     PART I - Financial Information


        Item 1.  Financial Statements.

           Consolidated Balance Sheets - June 30,
              1995 and 1994 and December 31, 1994             3/ 4

           Consolidated Statements of Income - Three
              months and six months ended June 30, 1995
              and 1994                                        5/ 6

           Consolidated Statements of Cash Flows - Six
              months ended June 30, 1995 and 1994             7

           Consolidated Statements of Shareholders'
              Equity - Six months ended June 30, 1995
              and 1994                                        8

           Notes to Consolidated Financial Statements         8/10

        Item 2.  Management's Discussion and Analysis of

           Financial Condition and Results of Operations     10/16

     PART II - Other Information


        Item 4.  Submission of Matters to a Vote of
           Security Holders                                  17/20

        Item 6.  Exhibits and Reports on Form 8-K

           Signature                                         21

           Exhibit 11 - Statement re: Computation of
              Per Share Earnings                             22

           Exhibit 15 - Independent Accountants' Review
              Report from Ernst & Young LLP                  23

           Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants     24

           Exhibit 27 - Financial Data Schedule as of
              June 30, 1995 and the Six months
              ended June 30, 1995                            25

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)

                                               June 30  December 31  June 30
                                                 1995       1994       1994
                                              ---------- ---------- ----------

                                                      (In thousands)
ASSETS
Cash and noninterest-bearing
   deposits in banks                          $  388,726 $  420,742 $  330,005
Federal funds sold and securities purchased
   under agreements to resell                    325,223     30,000    100,000
                                              ---------- ---------- ----------
        Total cash and cash equivalents          713,949    450,742    430,005
                                              ---------- ---------- ----------
Mortgage loans held for sale                      17,530     13,291     21,139
Investment securities - held to maturity:
   U.S. Government & its agencies              1,697,652  1,785,837  1,795,066
   State and municipal obligations               229,563    280,817    240,815
   Other                                           4,240     19,376      3,375
                                              ---------- ---------- ----------
        Total investment securities (market
           values of $1,933,501, $2,032,148
           and $2,023,469)                     1,931,455  2,086,030  2,039,256
                                              ---------- ---------- ----------
Loans                                          5,313,523  5,352,504  4,865,976
   Deduct:  Unearned income                     (345,790)  (355,310)  (357,683)
            Allowance for loan losses            (57,356)   (58,860)   (53,472)
                                              ---------- ---------- ----------
        Net loans                              4,910,377  4,938,334  4,454,821
                                              ---------- ---------- ----------
Other earning assets                               9,193      8,987      6,343
Premises and equipment                           155,335    156,051    142,726
Intangible assets                                 80,785     85,322     22,242
Other assets                                     128,801    126,625    113,027
                                              ---------- ---------- ----------
   Total Assets                               $7,947,425 $7,865,382 $7,229,559
                                              ========== ========== ==========

CONSOLIDATED BALANCE SHEETS (Continued) (Unaudited)

                                               June 30  December 31  June 30
                                                 1995       1994       1994
                                              ---------- ---------- ----------

                                                        (In thousands)
LIABILITIES
Deposits:
   Noninterest-bearing                        $1,205,842 $1,234,060 $1,081,503
   Interest-bearing:
        Transaction accounts                   1,302,463  1,391,978  1,281,623
        Money-market accounts                    699,210    761,160    737,715
        Savings deposits                       1,250,069  1,402,889  1,366,275
        Certificates of deposit:
           Consumer                            2,086,690  1,820,274  1,597,935
           Large denomination                    285,960    205,480    188,406
                                              ---------- ---------- ----------
           Total deposits                      6,830,234  6,815,841  6,253,457
Interest, taxes and other liabilities             67,506     59,430     57,453
Short-term borrowings and securities sold under
   agreements to repurchase                      211,973    179,409    174,706
Mortgage indebtedness                                816        963        943
Other long-term indebtedness                       2,412      2,851      3,273
                                              ---------- ---------- ----------
   Total Liabilities                           7,112,941  7,058,494  6,489,832
                                              ---------- ---------- ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       709        746        795
Common stock, $1 par value                        33,938     34,050     32,769
Capital Surplus                                  106,964    111,184     76,651
Retained Earnings                                692,873    660,908    629,512
                                              ---------- ---------- ----------
   Total Shareholders' Equity                    834,484    806,888    739,727
                                              ---------- ---------- ----------
   Total Liabilities and Shareholders' Equity $7,947,425 $7,865,382 $7,229,559
                                              ========== ========== ==========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                       Three Months Ended    Six Months Ended
                                            June 30               June 30
                                        1995       1994       1995       1994
                                       -------    -------   --------   --------
                                         (In thousands, except per share data)

Interest income:
     Interest and fees on loans       $108,535   $ 93,481   $215,560   $181,246
     Interest on mortgage loans
      held for sale                        266        478        522      1,312
     Income on investment
      securities - held to maturity:
        U.S. Government & its agencies  25,152     26,906     50,056     55,950
        State and municipal
         obligations                     3,001      3,214      6,303      6,363
        Other                               56         26        187        198
     Income from federal funds sold
      and securities purchased
      under agreements to resell         5,485      1,674      8,118      3,544
     Income on other earning assets        146         95        290        189
                                       -------    -------   --------   --------
        Total interest income          142,641    125,874    281,036    248,802
                                       -------    -------   --------   --------

Interest expense:
     Deposits:
        Transaction accounts             7,034      7,075     14,286     14,247
        Money-market accounts            5,557      4,732     11,251      9,264
        Savings deposits                 8,432      9,242     17,488     18,248
        Certificates of deposit:
           Consumer                     26,351     15,066     47,965     30,159
           Large denomination            3,442      1,320      6,400      2,803
     Short-term borrowings               2,827      1,623      5,166      2,654
     Long-term indebtedness                 84        108        173        237
                                       -------    -------   --------   --------
        Total interest expense          53,727     39,166    102,729     77,612
                                       -------    -------   --------   --------
Net interest income                     88,914     86,708    178,307    171,190
Provision for loan losses                2,084      3,702      2,416      4,163
                                       -------    -------   --------   --------
Net interest income after provision
 for loan losses                        86,830     83,006    175,891    167,027
                                       -------    -------   --------   --------

CONSOLIDATED STATEMENTS OF INCOME (Continued) (Unaudited)


                                       Three Months Ended    Six Months Ended
                                            June 30               June 30
                                        1995       1994       1995       1994
                                       -------    -------   --------   --------
                                         (In thousands, except per share data)

Net interest income after provision
 for loan losses                        86,830     83,006    175,891    167,027
                                       -------    -------   --------   --------
Other income:
    Service charges on deposit
      accounts                           9,632      9,133     19,151     18,038
    Insurance premiums and
      commissions                        1,478      1,616      3,308      3,248
    Credit card service charges
      and fees                           2,993      2,874      5,650      5,422
    Trust services                       1,891      1,264      3,560      2,490
    Income from other customer
      services                           4,728      4,440      8,912      8,387
    Securities gains (losses)
      before income tax provisions
      (credits) of $(4) and $337          -           (10)      -           964
    Other                                3,863      3,338      4,442      5,131
                                       -------    -------   --------   --------
        Total other income              24,585     22,655     45,023     43,680
                                       -------    -------   --------   --------
Other expenses:
     Salaries and employee benefits     37,843     34,296     75,688     68,993
     Occupancy                           5,383      4,682     10,759      9,519
     Equipment                           5,062      5,029     10,137      9,885
     FDIC assessment                     3,801      3,397      7,603      6,794
     Other                              17,424     15,032     34,104     29,548
                                       -------    -------   --------   --------
        Total other expenses            69,513     62,436    138,291    124,739
                                       -------    -------   --------   --------
Income before income taxes              41,902     43,225     82,623     85,968
Provision for income taxes              14,330     14,196     27,853     28,123
                                       -------    -------   --------   --------
NET INCOME                             $27,572    $29,029   $ 54,770   $ 57,845
                                       =======    =======   ========   ========
Net income per share of common stock      $.81       $.89      $1.61      $1.78

Average primary shares of common
                 stock outstanding      34,042     32,573     34,089     32,555

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                             Six Months Ended
                                                                 June 30
                                                             1995       1994
                                                           --------   --------
                                                              (In thousands)

Net cash provided by operating activities                  $ 77,750   $ 73,179

Investing activities:
     Proceeds from the maturity of
        held to maturity securities                         401,748    340,507
     Proceeds from the sale of
        available for sale securities                          -         2,183
     Purchase of held to maturity securities               (249,556)  (219,675)
     Net (increase) decrease in loans                        25,559   (491,671)
     Net (increase) decrease in mortgages held for sale      (4,239)    48,034
     Net (increase) decrease in other earning assets           (205)        80
     Purchases of premises and equipment                     (7,051)   (12,523)
     Sales of premises and equipment                          1,468        849
     Goodwill and other intangible assets acquired             -        (7,307)
     Acquisition of a bank, net of cash acquired               -        11,745
     Other                                                   (1,760)     1,281
                                                           --------   --------
        Net cash (used for) provided by
         investing activities                               165,964   (326,497)
                                                           --------   --------
Financing activities:
     Net increase in deposits                                14,392    117,069
     Net increase in short-term borrowings                   32,564     22,847
     Proceeds from long-term borrowing                         -         3,722
     Principal payments on long-term borrowings                (585)      (516)
     Cash dividends - common, $.66 and $.62 per share       (22,479)   (20,108)
     Cash dividends - preferred                                 (25)       (27)
     Stock purchased and retired                             (5,292)    (1,093)
     Proceeds from issuance of common stock                     918        293
                                                           --------   --------
        Net cash provided by
         financing activities                                19,493    122,187
                                                           --------   --------
        Net increase (decrease) in cash and
         cash equivalents                                   263,207   (131,131)
        Cash and cash equivalents at beginning of year      450,742    561,136
                                                           --------   --------
        Cash and cash equivalents at end of period         $713,949   $430,005
                                                           ========   ========
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)


                                                             Six Months Ended
                                                                 June 31
                                                             1995       1994
                                                           --------   --------
                                                              (In thousands)

Balance at beginning of year                               $806,888   $691,501
Increase attributable to an acquired bank                      -        11,745
Net income                                                   54,770     57,845
Common stock purchased and retired                           (5,286)    (1,093)
Issuance of common stock for the dividend reinvestment
 plan, stock options and stock appreciation rights              917        292
                                                           --------   --------
                                                            857,289    760,290
                                                           --------   --------
Deduct dividends declared:
     Preferred stock                                             24         26
     Common stock, $.67 and $.63 per share                   22,781     20,537
                                                           --------   --------
                                                             22,805     20,563
                                                           --------   --------
Balance at end of period                                   $834,484   $739,727
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

2. ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses was (in thousands):

                                       Three Months Ended   Six Months Ended
                                            June 30             June 30
                                        1995       1994      1995      1994
                                       -------    -------   -------   -------

Balance at beginning of period         $57,289    $50,312   $58,860   $50,927
Balance of an acquired bank               -           744      -          744
Provision charged to operating
 expense                                 2,084      3,702     2,416     4,163
                                       -------    -------   -------   -------
                                        59,373     54,758    61,276    55,834
Less:
     Loans charged off, net of
      recoveries of $843, $978,
      $1,757 and $1,966                  2,017      1,286     3,920     2,362
                                       -------    -------   -------   -------
Balance at June 30                     $57,356    $53,472   $57,356   $53,472
                                       =======    =======   =======   =======
Percentage of net charge-offs to
   average loans                           .16%       .12%      .16%      .11%
Percentage of allowance for loan
   losses to period-end loans                                  1.15      1.19
Percentage of nonperforming assets
   to period-end loans                                          .55       .56


3. FEDERAL INCOME TAX

        The reconcilement of income tax computed at the federal statutory tax rates to provision for income tax is as follows (dollars in thousands):

                          Three Months Ended             Six Months Ended
                                June 30                       June 30
                          1995           1994           1995           1994
                      ------------   ------------   ------------   ------------
                         $     %        $     %        $     %        $     %
                      ------- ----   ------- ----   ------- ----   ------- ----
Statutory rate        $14,666 35.0%   15,129 35.0   $28,918 35.0%   30,089 35.0
Nontaxable interest on
 municipal obligations (1,196)(2.9)   (1,271)(2.9)   (2,493)(3.0)   (2,604)(3.0)
Other items               860  2.1       338   .8     1,428  1.7       638   .7
                      ------- ----   ------- ----   ------- ----   ------- ----
Effective rate        $14,330 34.2%  $14,196 32.9%  $27,853 33.7%  $28,123 32.7%
                      ======= ====   ======= ====   ======= ====   ======= ====

4. PREFERRED STOCK
     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:


                                             June 30   December 31   June 30
              Series   Dividends               1995       1994         1994
            ---------  ---------             --------  -----------   --------

                A           5%                23,344       23,721     24,372
                B           7%                 7,000        9,300      9,590
                C           7%                10,484       10,484     13,936
                D           8%                30,086       31,083     31,582
                                              ------       ------     ------
                                              70,914       74,588     79,480
                                              ======       ======     ======



5. COMMON STOCK
     There are 60,000,000 shares of common stock, par value $1.00 per share, authorized and 33,938,000, 34,050,000 and 32,769,000 shares were outstanding at June 30, 1995, December 31, 1994 and June 30, 1994, respectively. Options to purchase 256,283 shares of common stock and 2,500 stock appreciation rights were outstanding on June 30, 1995. A total of 647,610 shares of common stock were reserved at June 30, 1995: 103,227 shares for the conversion of preferred stock and 544,383 shares for stock options and stock appreciation rights.



6. EARNINGS PER SHARE
     Earnings per share of common stock for the six months ended June 30, after giving effect to dividends on preferred stock of $24,000 in 1995 and $26,000 in 1994, are based on 34,089,000 and 32,555,000 average shares respectively.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Net income for the second quarter of 1995 was $27,572,000 or $.81 per share, which was up slightly compared to the first quarter income of $27,198,000 or $.80 per share. This was down 5%, however, from the record $29,029,000 or $.89 per share earned in the second quarter of 1994. The figures for 1994 do not include the results of Farmers National Bancorp which was acquired in late December and was accounted for as a purchase. The return on average assets for the second quarter of 1.40% was less than the 1.62% posted in the prior year's second quarter but remained above its 15-year historic average and once again placed the Corporation among the most profitable banking institutions in the country. The return on average shareholders' equity of 13.33% declined from the 16.11% earned in the prior year's second quarter and was below the 15-year historic average due to the increase in the level of capital.
  For the first six months, net income was $54,770,000 or $1.61 per share compared to the $57,845,000 and $1.78 per share earned in 1994. The return on average assets and return on average shareholders' equity were 1.40% and 13.34%, respectively, compared to the 1.63% and 16.28% earned in 1994.
  The primary reason for the decline in earnings was the rise in interest rates that increased the cost of funds at a faster pace than the increase in the yield on earning assets. As a result, the net interest margin declined 11 basis points to 5.01% in the second quarter. Over the past year, the Federal Reserve has been very active in increasing interest rates in an attempt to slow down the growth in the economy and control inflation. Because of the Corporation's slightly liability-sensitive balance sheet, these rate increases had a negative impact on the margin. In recent months, interest rates have begun dropping, and the rate of increase in the cost of funds has moderated and is expected to stabilize and then decline in the third and fourth quarters.
  Earning assets increased at an annualized rate of 7% in the second quarter and were up 9% compared to the second quarter of 1994. Following a weak demand for loans in the first quarter, particularly in loans to consumers, activity increased strongly toward the end of the quarter, especially commercial loans and indirect automobile loans. Average loans declined slightly compared to the first quarter but were up 14% compared to the second quarter of 1994. Demand for home equity loans increased steadily during the quarter but was still significantly below the production levels achieved during 1994. Consumers who refinanced their first mortgages during 1993 and 1994 appear to have filled their short-term demand for this type of credit.
  Average deposits increased at an annualized rate of 5% compared to the first quarter and were up 9% compared to the prior year's second quarter, which did not include the deposits of Farmers National Bancorp. Transaction accounts increased slightly compared to the first quarter following seasonal growth patterns. First quarter transaction accounts were weaker than normal for two reasons: a shift into higher-yielding certificates of deposit, and the late processing of tax refunds by the Internal Revenue Service. Savings deposits and money-market accounts declined at an annualized rate of 20% and 18%, respectively, compared to the first quarter as customers shifted funds into higher-yielding certificates of deposit that increased 31 %. By the end of the quarter, this shifting of funds had slowed significantly, money-market accounts began to grow again, and consumer savings stabilized.
  Asset quality was relatively unchanged from both the previous quarter and the second quarter of 1994 and remained at a very high level. Net charge-offs during the second quarter were basically unchanged from the first quarter and represented .16% of loans for the first six months of 1995. It is likely over the next year that charge-offs will increase slightly to a sustainable level of approximately 15-20 basis points which is still significantly below industry averages for the past 15 years.
  The provision for loan losses in the second quarter increased $1.75 million over the first quarter to $2.08 million because of the increase in the volume of loans outstanding. The provision declined 44% compared to the prior year's second quarter when new loan volume was significantly higher. The allowance for loan losses amounted to $57.36 million or 1.15% of loans which was essentially unchanged from the 1.16% at the end of the first quarter and covered annualized net loan charge-offs 7.3 times and represented 209% of nonperforming assets at June 30,1995. Nonperforming assets declined $2.30 million compared to the first quarter, and totaled $27.46 million or .55% of outstanding loans. This compares to the $25.40 million or .56% of loans as of June 30,1994, which did not include the balances acquired from Farmers National Bancorp.


                                                    1995        1994
                                                  -------     -------
                                                 (Dollars in thousands)
         Nonaccruing loans                        $16,082     $16,224
         Restructured loans                         4,114       2,338
         Foreclosed real estate                     7,265       6,835
                                                  -------     -------
         Total                                    $27,461     $25,397
                                                  =======     =======
         Percentage of total loans                    .55%       .56%
                                                  =======     =======
         Loans past due 90 days or more           $ 5,161     $ 3,441
                                                  =======     =======
         Percentage of total loans                    .10%        .08%
                                                  =======     =======

  Noninterest income increased 9% compared to the second quarter of 1994 and was up 20% over the first quarter of 1995. During both the second quarters of 1995 and 1994, packages of mortgage servicing rights were sold at a gain of $2.5 and $2.4 million, respectively. The Corporation has typically bundled and sold a package of mortgage servicing rights each year from loans originated by its mortgage loan subsidiary. During the second quarter of 1995, the Corporation adopted SFAS 122 "Accounting for Mortgage Servicing Rights", which increased income by $350,000. Income from trust services increased 50% in the second quarter and was up 43% for the first six months due, in part, to the acquisition of Farmers National but primarily due to an increase in all areas of trust administration.
  Noninterest expenses increased 1% compared to the first quarter and were up 11% compared to the second quarter of 1994 although this was caused primarily by two acquisitions in 1994 that were accounted for as purchases. Excluding the expenses of the acquired banks from 1995 indicates a rate of increase of under 2%, less than the rate of inflation. For the first six months, the efficiency ratio increased 3% to 61% compared to 1994. Most of this increase was due to the decline in the net interest margin and to a $2.2 million increase in goodwill expense from the acquisition of Farmers National Bancorp.
  Shareholders' equity grew at an annualized rate of 5% in the second quarter over the first quarter and the ratio of shareholders' equity to total assets remained unchanged at 10.5% compared to the first quarter. Book value per share increased to $24.57 and was up 9% compared to its value on June 30, 1994. The Corporation purchased and retired 146,800 shares of its common stock during the quarter as part of a remaining 1.0 million share repurchase program and will continue to repurchase shares as market conditions permit.

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Three Months Ended June 30
                                                        1995
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,671,909   $ 25,152     6.03%
    State and municipal obligations
      (Fully taxable-equivalent basis)        242,302      4,244     7.00
    Other (Fully taxable-equivalent basis)      4,647         55     4.77
                                           ----------   --------
      Total investment securities           1,918,858     29,451     6.12
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,251,948     70,320     8.65
    Real estate                               916,974     20,292     8.85
    Other (Fully taxable-equivalent basis)    753,058     18,521     9.84
                                           ----------   --------
      Total loans                           4,921,980    109,133     8.89
                                           ----------   --------
  Mortgage loans held for sale                 13,038        266     8.15
  Federal funds sold and securities
    purchased under agreements to resell      364,094      5,485     6.04
  Other earning assets                          9,192        146     6.35
                                           ----------   --------
      Total earning assets and income      $7,227,162    144,481     7.99
                                           ==========   --------
Interest-bearing liabilities:
  Transaction accounts                     $1,315,066      7,034     2.15
  Money-market accounts                       707,774      5,557     3.15
  Savings deposits                          1,257,928      8,432     2.69
  Certificates of deposit:
    Consumer                                2,049,247     26,351     5.14
    Large denomination                        276,740      3,442     4.99
                                           ----------   --------
      Total interest-bearing deposits       5,606,755     50,816     3.64
  Short-term borrowings                       215,165      2,827     5.27
  Long-term indebtedness                        3,388         84     9.95
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,825,308     53,727     3.70
                                           ==========   --------
Net interest income and net interest margin             $ 90,754     5.01%
                                                        ========

Other average balances:
  Demand deposits                          $1,160,135
  Common shareholders' equity                 826,805
  Total shareholders' equity                  827,522
  Total assets                              7,873,367

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Three Months Ended June 30
                                                        1994
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,848,266   $ 26,906     5.84%
    State and municipal obligations
      (Fully taxable-equivalent basis)        256,661      4,658     7.26
    Other (Fully taxable-equivalent basis)      2,134         46     8.65
                                           ----------   --------
      Total investment securities           2,107,061     31,610     6.02
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,060,071     65,642     8.58
    Real estate                               642,517     14,810     9.22
    Other (Fully taxable-equivalent basis)    628,778     13,231     8.44
                                           ----------   --------
      Total loans                           4,331,366     93,683     8.65
                                           ----------   --------
  Mortgage loans held for sale                 26,798        478     7.13
  Federal funds sold and securities
    purchased under agreements to resell      178,394      1,674     3.76
  Other earning assets                          6,343         95     6.01
                                           ----------   --------
      Total earning assets and income      $6,649,962    127,540     7.68
                                           ==========   --------
Interest-bearing liabilities:
  Transaction accounts                     $1,304,188      7,075     2.18
  Money-market accounts                       733,803      4,732     2.59
  Savings deposits                          1,358,298      9,242     2.73
  Certificates of deposit:
    Consumer                                1,566,715     15,066     3.86
    Large denomination                        169,477      1,320     3.12
                                           ----------   --------
      Total interest-bearing deposits       5,132,481     37,435     2.92
  Short-term borrowings                       198,981      1,623     3.27
  Long-term indebtedness                        4,365        108     9.91
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,335,827     39,166     2.94
                                           ==========   --------
Net interest income and net interest margin             $ 88,374     5.32%
                                                        ========

Other average balances:
  Demand deposits                          $1,066,936
  Common shareholders' equity                 720,086
  Total shareholders' equity                  720,881
  Total assets                              7,179,737

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                              Six Months Ended June 30
                                                        1995
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,682,325   $ 50,056     6.00%
    State and municipal obligations
      (Fully taxable-equivalent basis)        253,987      8,938     7.04
    Other (Fully taxable-equivalent basis)      6,577        187     5.68
                                           ----------   --------
      Total investment securities           1,942,889     59,181     6.10
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,268,653    140,185     8.58
    Real estate                               915,492     40,479     8.84
    Other (Fully taxable-equivalent basis)    749,912     36,089     9.68
                                           ----------   --------
      Total loans                           4,934,057    216,753     8.82
                                           ----------   --------
  Mortgage loans held for sale                 12,531        522     8.32
  Federal funds sold and securities
    purchased under agreements to resell      273,129      8,118     5.99
  Other earning assets                          9,141        290     6.36
                                           ----------   --------
      Total earning assets and income      $7,171,747    284,864     7.96
                                           ==========   --------
Interest-bearing liabilities:
  Transaction accounts                     $1,329,292     14,286     2.17
  Money-market accounts                       725,096     11,251     3.13
  Savings deposits                          1,293,957     17,488     2.73
  Certificates of deposit:
    Consumer                                1,978,423     47,965     4.89
    Large denomination                        261,605      6,400     4.93
                                           ----------   --------
      Total interest-bearing deposits       5,588,373     97,390     3.51
  Short-term borrowings                       202,200      5,166     5.15
  Long-term indebtedness                        3,522        173     9.83
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,794,095    102,729     3.58
                                           ==========   --------
Net interest income and net interest margin             $182,135     5.07%
                                                        ========

Other average balances:
  Demand deposits                          $1,144,078
  Common shareholders' equity                 820,212
  Total shareholders' equity                  820,941
  Total assets                              7,817,995

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                              Six Months Ended June 30
                                                        1994
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,880,225   $ 55,950     6.00%
    State and municipal obligations
      (Fully taxable-equivalent basis)        254,778      9,376     7.36
    Other (Fully taxable-equivalent basis)      2,402         73     6.13
                                           ----------   --------
      Total investment securities           2,137,405     65,399     6.17
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             2,958,382    128,432     8.68
    Real estate                               630,547     29,560     9.38
    Other (Fully taxable-equivalent basis)    603,925     24,336     8.13
                                           ----------   --------
      Total loans                           4,192,854    182,328     8.71
                                           ----------   --------
  Mortgage loans held for sale                 39,378      1,312     6.66
  Federal funds sold and securities
    purchased under agreements to resell      207,264      3,544     3.45
  Other earning assets                          6,303        189     6.05
                                           ----------   --------
      Total earning assets and income      $6,583,204    252,772     7.70
                                           ==========   --------
Interest-bearing liabilities:
  Transaction accounts                     $1,297,508     14,247     2.21
  Money-market accounts                       728,654      9,264     2.56
  Savings deposits                          1,346,564     18,248     2.73
  Certificates of deposit:
    Consumer                                1,573,374     30,159     3.87
    Large denomination                        166,621      2,803     3.39
                                           ----------   --------
      Total interest-bearing deposits       5,112,721     74,721     2.95
  Short-term borrowings                       181,301      2,654     2.95
  Long-term indebtedness                        4,096        237    11.57
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,298,118     77,612     2.95
                                           ==========   --------
Net interest income and net interest margin             $175,160     5.31%
                                                        ========

Other average balances:
  Demand deposits                          $1,043,077
  Common shareholders' equity                 709,712
  Total shareholders' equity                  710,511
  Total assets                              7,110,891

                         PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     a) An Annual Meeting of the Shareholders was held on Friday, April 28, 1995. Proxies for the meeting were solicited pursuant to Regulation 14 under the Act.

     b) There was no solicitation in opposition to the management nominees as listed in the proxy statement and all such nominees were elected. The following directors were elected at the meeting.



Management nominee:                        Common    Preferred    Total
  Edward L. Breeden, III                    Stock      Stock      Stock
  ======================                 -----------  -------  -----------
    Votes For:
       Individual votes                   14,186,974   40,077   14,227,051
       Broker/Nominee votes               13,617,717      259   13,617,976
                                         -----------  -------  -----------
       Total Management proxy votes for   27,804,691   40,336   27,845,027
    Floor Vote For - Individual/In person          1        0            1
                                         -----------  -------  -----------
       Total votes for                    27,804,692   40,336   27,845,028
    Votes Withheld:
       Individual votes                      182,086      557      182,643
       Broker/Nominee votes                   57,902        0       57,902
                                         -----------  -------  -----------
       Total votes                        28,044,680   40,893   28,085,573
    Shares present but not voted              20,891        0       20,891
                                         -----------  -------  -----------
       Shares for a Quorum                28,065,571   40,893   28,106,464
    Shares not present nor voted:
       Individual votes                    2,912,025   30,143    2,942,168
       Broker/Nominee votes                3,081,284    2,885    3,084,169
                                         -----------  -------  -----------
       Total Shares Outstanding           34,058,880   73,921   34,132,801
                                         ===========  =======  ===========

Management nominee:                       Common    Preferred    Total
  Gilbert R. Giordano                       Stock      Stock      Stock
  ===================                    -----------  -------  -----------
    Votes For:
       Individual votes                   14,183,601   39,977   14,223,578
       Broker/Nominee votes               13,617,717      259   13,617,976
                                         -----------  -------  -----------
       Total Management proxy votes for   27,801,318   40,236   27,841,554
    Floor Vote For - Individual/In person          1        0            1
                                         -----------  -------  -----------
       Total votes for                    27,801,319   40,236   27,841,555
    Votes Withheld:
       Individual votes                      185,459      657      186,116
       Broker/Nominee votes                   57,902        0       57,902
                                         -----------  -------  -----------
       Total votes                        28,044,680   40,893   28,085,573
    Shares present but not voted              20,891        0       20,891
                                         -----------  -------  -----------
       Shares for a Quorum                28,065,571   40,893   28,106,464
    Shares not present nor voted:
       Individual votes                    2,912,025   30,143    2,942,168
       Broker/Nominee votes                3,081,284    2,885    3,084,169
                                         -----------  -------  -----------
       Total Shares Outstanding           34,058,880   73,921   34,132,801
                                         ===========  =======  ===========



Management nominee:
  Eric C. Kendrick
  ================
    Votes For:
       Individual votes                   14,189,194   40,077   14,229,271
       Broker/Nominee votes               13,617,717      259   13,617,976
                                         -----------  -------  -----------
       Total Management proxy votes for   27,806,911   40,336   27,847,247
    Floor Vote For - Individual/In person          1        0            1
                                         -----------  -------  -----------
       Total votes for                    27,806,912   40,336   27,847,248
    Votes Withheld:
       Individual votes                      179,866      557      180,423
       Broker/Nominee votes                   57,902        0       57,902
                                         -----------  -------  -----------
       Total votes                        28,044,680   40,893   28,085,573
    Shares present but not voted              20,891        0       20,891
                                         -----------  -------  -----------
       Shares for a Quorum                28,065,571   40,893   28,106,464
    Shares not present nor voted:
       Individual votes                    2,912,025   30,143    2,942,168
       Broker/Nominee votes                3,081,284    2,885    3,084,169
                                         -----------  -------  -----------
       Total Shares Outstanding           34,058,880   73,921   34,132,801
                                         ===========  =======  ===========

Management nominee:                       Common    Preferred    Total
  John B. Melvin                            Stock      Stock      Stock
  ==============                         -----------  -------  -----------
    Votes For:
       Individual votes                   14,187,814   40,047   14,227,861
       Broker/Nominee votes               13,616,817      259   13,617,076
                                         -----------  -------  -----------
       Total Management proxy votes for   27,804,631   40,306   27,844,937
    Floor Vote For - Individual/In person          1        0            1
                                         -----------  -------  -----------
       Total votes for                    27,804,632   40,306   27,844,938
    Votes Withheld:
       Individual votes                      181,246      587      181,833
       Broker/Nominee votes                   58,802        0       58,802
                                         -----------  -------  -----------
       Total votes                        28,044,680   40,893   28,085,573
    Shares present but not voted              20,891        0       20,891
                                         -----------  -------  -----------
       Shares for a Quorum                28,065,571   40,893   28,106,464
    Shares not present nor voted:
       Individual votes                    2,912,025   30,143    2,942,168
       Broker/Nominee votes                3,081,284    2,885    3,084,169
                                         -----------  -------  -----------
       Total Shares Outstanding           34,058,880   73,921   34,132,801
                                         ===========  =======  ===========



Management nominee:
  Robert H. Zalokar
  =================
    Votes For:
       Individual votes                   14,171,237   39,907   14,211,144
       Broker/Nominee votes               13,617,717      259   13,617,976
                                         -----------  -------  -----------
       Total Management proxy votes for   27,788,954   40,166   27,829,120
    Floor Vote For - Individual/In person          1        0            1
                                         -----------  -------  -----------
       Total votes for                    27,788,955   40,166   27,829,121
    Votes Withheld:
       Individual votes                      197,823      727      198,550
       Broker/Nominee votes                   57,902        0       57,902
                                         -----------  -------  -----------
       Total votes                        28,044,680   40,893   28,085,573
    Shares present but not voted              20,891        0       20,891
                                         -----------  -------  -----------
       Shares for a Quorum                28,065,571   40,893   28,106,464
    Shares not present nor voted:
       Individual votes                    2,912,025   30,143    2,942,168
       Broker/Nominee votes                3,081,284    2,885    3,084,169
                                         -----------  -------  -----------
       Total Shares Outstanding           34,058,880   73,921   34,132,801
                                         ===========  =======  ===========

Management nominee:                        Common    Preferred    Total
  Barry J. Fitzpatrick                      Stock      Stock      Stock
  ====================                   -----------  -------  -----------
    Votes For:
       Individual votes                   14,158,006   39,977   14,197,983
       Broker/Nominee votes               13,617,717      259   13,617,976
                                         -----------  -------  -----------
       Total Management proxy votes for   27,775,723   40,236   27,815,959
    Floor Vote For - Individual/In person          1        0            1
                                         -----------  -------  -----------
       Total votes for                    27,775,724   40,236   27,815,960
    Votes Withheld:
       Individual votes                      211,054      657      211,711
       Broker/Nominee votes                   57,902        0       57,902
                                         -----------  -------  -----------
       Total votes                        28,044,680   40,893   28,085,573
    Shares present but not voted              20,891        0       20,891
                                         -----------  -------  -----------
       Shares for a Quorum                28,065,571   40,893   28,106,464
    Shares not present nor voted:
       Individual votes                    2,912,025   30,143    2,942,168
       Broker/Nominee votes                3,081,284    2,885    3,084,169
                                         -----------  -------  -----------
       Total Shares Outstanding           34,058,880   73,921   34,132,801
                                         ===========  =======  ===========



    c) Among other matters voted on at the meeting was the following:

       i) The appointment of the independent auditors.

    Votes For:
       Individual votes                   14,150,778   39,452   14,190,230
       Broker/Nominee votes               13,626,112      259   13,626,371
                                         -----------  -------  -----------
       Total Management proxy votes for   27,776,890   39,711   27,816,601
    Floor Vote For - Individual/In person          1        0            1
                                         -----------  -------  -----------
       Total votes for                    27,776,891   39,711   27,816,602
    Votes Against:
       Individual votes                       52,484      150       52,634
       Broker/Nominee votes                   21,907        0       21,907
                                         -----------  -------  -----------
       Total shares voted                 27,851,282   39,861   27,891,143
    Votes Abstain:
       Individual votes                      165,798    1,032      166,830
       Broker/Nominee votes                   27,600        0       27,600
                                         -----------  -------  -----------
       Total votes received               28,044,680   40,893   28,085,573
    Shares present but not voted              20,891        0       20,891
    Shares not present nor voted:
       Individual votes                    2,912,025   30,143    2,942,168
       Broker/Nominee votes                3,081,284    2,885    3,084,169
                                         -----------  -------  -----------
       Total Shares Outstanding           34,058,880   73,921   34,132,801
                                         ===========  =======  ===========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

     a)  Exhibit 11  - Statement re:  Computation of Per Share

              Earnings (Page 22)

         Exhibit 15 - Independent Accountants' Review Report from Ernst & Young LLP (Page 23)

         Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants (Page 24)

         Exhibit 27  - Financial Data Schedule (Page 25)

     b) A Form 8-K was not required to be filed during the quarter ended June 30, 1995.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.



                                               FIRST VIRGINIA BANKS, INC.


                                                 /s/ Richard F. Bowman
July 28, 1995                                   __________________________
                                                Richard F. Bowman,
                                                Senior Vice President
                                                and Treasurer

                                                          EXHIBIT 11


                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
                                    (Unaudited)


                                      Three Months Ended     Six Months Ended
                                            June 30               June 30
                                        1995       1994       1995       1994
                                      -------    -------    -------    -------
                                       (In thousands, except per share data)

PRIMARY:

   Average common shares outstanding   33,964     32,478     34,011     32,458
   Dilutive effect of stock options        78         95         78         97
                                      -------    -------    -------    -------
     Total average common shares       34,042     32,573     34,089     32,555
                                      =======    =======    =======    =======


   Net income                         $27,572    $29,029    $54,770    $57,845
   Provision for preferred dividends       12         13         24         26
                                      -------    -------    -------    -------
     Net income applicable to common
        stock                         $27,560    $29,016    $54,746    $57,819
                                      =======    =======    =======    =======


     Net income per share of common
        stock                            $.81       $.89      $1.61      $1.78
                                      =======    =======    =======    =======



FULLY DILUTED:

   Average common shares outstanding   33,964     32,478     34,011     32,458
   Dilutive effect of stock options        86         95         84         97
   Conversion of preferred stock          103        115        104        115
                                      -------    -------    -------    -------
        Total average common shares    34,153     32,688     34,199     32,670
                                      =======    =======    =======    =======


   Net income                         $27,572    $29,029    $54,770    $57,845
                                      =======    =======    =======    =======


     Net income per share of common
        stock                            $.81       $.89      $1.60      $1.77
                                      =======    =======    =======    =======

                                                          EXHIBIT 15

     ERNST & YOUNG LLP
     1225 Connecticut Avenue, N.W.
     Washington, D.C. 20036

                     Independent Accountants' Review Report

     Board of Directors
     First Virginia Banks, Inc.

     We have reviewed the accompanying condensed consolidated balance sheets of First Virginia Banks, Inc. and subsidiaries as of June 30, 1995 and 1994, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994, and the related condensed consolidated statements of cash flows and shareholders' equity for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Virginia Banks, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 17, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                               /s/ Ernst & Young LLP

     Washington, D. C.
     July 7, 1995

                                                          EXHIBIT 15A

     ERNST & YOUNG LLP
     1225 Connecticut Avenue, N.W.
     Washington, D.C. 20036


     July 28, 1995


     Board of Directors
     First Virginia Banks, Inc.

          We are aware of the incorporation by reference in the Post-effective Amendment No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994, Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993, Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992, Registration Statement Number 33-31890 on form S-3 dated November 1, 1989, Post-effective Amendment Number 3 to Registration Statement Number 2-67507 on Form S-3 dated January 7, 1988, Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987, Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987 and Registration Statement Number 33-15360 on Form S-3 dated June 26, 1987 of our reports dated April 7, 1995 and July 7, 1995 relating to the unaudited condensed consolidated interim financial statements of First Virginia Banks, Inc. and subsidiaries which are included in its Forms 10-Q for the quarters ended March 31, 1995 and June 30, 1995.

          Pursuant to Rule 436 (c) of the Securities Act of 1933, our report is not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                               /s/ Ernst & Young LLP