Form 10-Q
period 1995-09-30
FIRST VIRGINIA BANKS INC
filed 1995-11-08
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                 Commission file number 1-6580
          September 30, 1995


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


               On October 31, 1995, there were 33,945,087 shares of common stock outstanding.



     This report contains a total of 21 pages.

                                    INDEX
                                                              Page

                                                           ---------
     PART I - Financial Information


        Item 1.  Financial Statements

           Consolidated Balance Sheets - September 30,
              1995 and 1994 and December 31, 1994             3/ 4

           Consolidated Statements of Income - Three
              months and nine months ended
              September 30, 1995 and 1994                     5/ 6

           Condensed Consolidated Statements of Cash Flows -
              Nine months ended September 30, 1995 and 1994   7

           Condensed Consolidated Statements of Shareholders'
              Equity - Nine months ended September 30, 1995
              and 1994                                        8

           Notes to Condensed Consolidated Financial
              Statements                                      8/10

        Item 2.  Management's Discussion and Analysis of

           Financial Condition and Results of Operations     10/16

     PART II - Other Information


        Item 6.  Exhibits and Reports on Form 8-K

           Signature                                         17

           Exhibit 11 - Statement re: Computation of
              Per Share Earnings                             18

           Exhibit 15 - Independent Accountants' Review
              Report from Ernst & Young LLP                  19

           Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants     20

           Exhibit 27 - Financial Data Schedule as of
              September 30, 1995 and the Nine months
              ended September 30, 1995                       21

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)

                                               Sept. 30  December 31 Sept. 30
                                                 1995       1994       1994
                                              ---------- ---------- ----------

                                                      (In thousands)
ASSETS
Cash and noninterest-bearing
   deposits in banks                          $  346,627 $  420,742 $  333,995
Federal funds sold and securities purchased
   under agreements to resell                    400,000     30,000    145,000
                                              ---------- ---------- ----------
        Total cash and cash equivalents          746,627    450,742    478,995
                                              ---------- ---------- ----------
Mortgage loans held for sale                      21,717     13,291     13,279
Investment securities - held to maturity:
   U.S. Government & its agencies              1,878,653  1,785,837  1,664,148
   State and municipal obligations               214,642    280,817    228,361
   Other                                           4,637     19,376      2,193
                                              ---------- ---------- ----------
        Total investment securities (market
           values of $2,099,856, $2,032,148
           and $1,864,271)                     2,097,932  2,086,030  1,894,702
                                              ---------- ---------- ----------
Loans, net of unearned income                  4,977,316  4,997,194  4,598,622
   Deduct:  Allowance for loan losses            (57,471)   (58,860)   (53,323)
                                              ---------- ---------- ----------
        Net loans                              4,919,845  4,938,334  4,545,299
                                              ---------- ---------- ----------
Other earning assets                               9,198      8,987      6,820
Premises and equipment                           150,879    156,051    141,998
Intangible assets                                 96,939     85,322     21,662
Other assets                                     133,707    126,625    118,038
                                              ---------- ---------- ----------
   Total Assets                               $8,176,844 $7,865,382 $7,220,793
                                              ========== ========== ==========

CONSOLIDATED BALANCE SHEETS (Continued) (Unaudited)

                                               Sept. 30 December 31  Sept. 30
                                                 1995       1994       1994
                                              ---------- ---------- ----------

                                                        (In thousands)
LIABILITIES
Deposits:
   Noninterest-bearing                        $1,210,856 $1,234,060 $1,092,828
   Interest-bearing:
        Transaction accounts                   1,274,882  1,391,978  1,265,987
        Money market accounts                    709,243    761,160    710,999
        Savings deposits                       1,224,810  1,402,889  1,311,642
        Certificates of deposit:
           Consumer                            2,297,888  1,820,274  1,672,878
           Large denomination                    327,019    205,480    190,063
                                              ---------- ---------- ----------
           Total deposits                      7,044,698  6,815,841  6,244,397
Interest, taxes and other liabilities             81,689     59,430     57,872
Short-term borrowings and securities sold
   under agreements to repurchase                195,225    179,409    176,082
Mortgage indebtedness                                783        963        937
Other long-term indebtedness                       2,186      2,851      3,064
                                              ---------- ---------- ----------
   Total Liabilities                           7,324,581  7,058,494  6,482,352
                                              ---------- ---------- ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       707        746        753
Common stock, $1 par value                        33,945     34,050     32,292
Capital Surplus                                  107,022    111,184     58,642
Retained Earnings                                710,589    660,908    646,754
                                              ---------- ---------- ----------
   Total Shareholders' Equity                    852,263    806,888    738,441
                                              ---------- ---------- ----------
   Total Liabilities and Shareholders' Equity $8,176,844 $7,865,382 $7,220,793
                                              ========== ========== ==========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                       Three Months Ended    Nine Months Ended
                                            Sept. 30              Sept. 30
                                        1995       1994       1995       1994
                                       -------    -------   --------   --------
                                         (In thousands, except per share data)

Interest income:
     Interest and fees on loans       $110,001   $ 96,267   $325,561   $277,513
     Interest on mortgage loans
      held for sale                        314        348        836      1,660
     Income on investment
      securities - held to maturity:
        U.S. Government & its agencies  26,405     25,342     76,461     81,292
        State and municipal
         obligations                     2,717      2,922      9,020      9,285
        Other                               97         28        284        226
     Income from federal funds sold
      and securities purchased
      under agreements to resell         5,707      1,937     13,825      5,481
     Income on other earning assets        144        103        434        292
                                       -------    -------   --------   --------
        Total interest income          145,385    126,947    426,421    375,749
                                       -------    -------   --------   --------

Interest expense:
     Deposits:
        Transaction accounts             6,536      7,053     20,822     21,300
        Money market accounts            5,304      4,869     16,555     14,133
        Savings deposits                 7,788      9,206     25,276     27,454
        Certificates of deposit:
           Consumer                     28,657     15,722     76,622     45,881
           Large denomination            3,883      2,193     10,283      4,995
     Short-term borrowings               2,983      1,976      8,149      4,631
     Long-term indebtedness                 79        104        252        341
                                       -------    -------   --------   --------
        Total interest expense          55,230     41,123    157,959    118,735
                                       -------    -------   --------   --------
Net interest income                     90,155     85,824    268,462    257,014
Provision for loan losses                2,462        938      4,878      5,101
                                       -------    -------   --------   --------
Net interest income after provision
 for loan losses                        87,693     84,886    263,584    251,913
                                       -------    -------   --------   --------

CONSOLIDATED STATEMENTS OF INCOME (Continued) (Unaudited)


                                       Three Months Ended    Nine Months Ended
                                            Sept. 30              Sept. 30
                                        1995       1994       1995       1994
                                       -------    -------   --------   --------
                                         (In thousands, except per share data)

Net interest income after provision
 for loan losses                        87,693     84,886    263,584    251,913
                                       -------    -------   --------   --------
Noninterest income:
    Service charges on deposit
      accounts                           9,771      9,070     28,922     27,108
    Insurance premiums and
      commissions                        1,753      1,749      5,061      4,997
    Credit card service charges
      and fees                           2,972      2,935      8,622      8,357
    Trust services                       1,650      1,394      5,210      3,884
    Income from other customer
      services                           4,893      4,692     13,805     13,079
    Securities gains before income
      tax provision of $341               -          -          -           974
    Other                                1,203        853      5,645      5,974
                                       -------    -------   --------   --------
        Total noninterest income        22,242     20,693     67,265     64,373
                                       -------    -------   --------   --------
Noninterest expenses:
     Salaries and employee benefits     38,909     35,774    114,597    104,767
     Occupancy                           5,562      4,868     16,321     14,387
     Equipment                           5,164      5,068     15,301     14,953
     FDIC insurance                       (293)     3,474      7,310     10,268
     Other                              16,320     15,446     50,424     44,994
                                       -------    -------   --------   --------
        Total noninterest expenses      65,662     64,630    203,953    189,369
                                       -------    -------   --------   --------
Income before income taxes              44,273     40,949    126,896    126,917
Provision for income taxes              15,004     13,363     42,857     41,486
                                       -------    -------   --------   --------
NET INCOME                             $29,269    $27,586   $ 84,039   $ 85,431
                                       =======    =======   ========   ========
Net income per share of common stock      $.86       $.85      $2.47      $2.63

Average primary shares of common
                 stock outstanding      34,021     32,437     34,066     32,515

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                            Nine Months Ended
                                                                 Sept. 30
                                                             1995       1994
                                                           --------   --------
                                                              (In thousands)

Net cash provided by operating activities                  $111,503   $166,986

Investing activities:
     Proceeds from the maturity of
        held to maturity securities                         522,092    490,897
     Proceeds from the sale of
        available for sale securities                          -         2,183
     Purchase of held to maturity securities               (538,853)  (230,024)
     Net (increase) decrease in loans                        13,640   (583,038)
     Net (increase) decrease in other earning assets           (211)       562
     Purchases of premises and equipment                    (10,505)   (15,103)
     Sales of premises and equipment                          6,299        949
     Goodwill and other intangible assets acquired          (17,181)    (7,220)
     Acquisition of a bank, net of cash acquired               -        11,745
     Other                                                    3,638     (5,340)
                                                           --------   --------
        Net cash used for investing activities              (21,081)  (334,389)
                                                           --------   --------
Financing activities:
     Net increase in deposits                               228,856    108,008
     Net increase in short-term borrowings                   15,816     24,222
     Proceeds from long-term borrowing                         -         3,722
     Principal payments on long-term borrowings                (844)      (730)
     Cash dividends - common, $1.00 and $.94 per share      (34,018)   (30,594)
     Cash dividends - preferred                                 (36)       (40)
     Stock purchased and retired                             (5,692)   (19,980)
     Proceeds from issuance of common stock                   1,381        654
                                                           --------   --------
        Net cash provided by
         financing activities                               205,463     85,262
                                                           --------   --------
        Net increase (decrease) in cash and
         cash equivalents                                   295,885    (82,141)
        Cash and cash equivalents at beginning of year      450,742    561,136
                                                           --------   --------
        Cash and cash equivalents at end of period         $746,627   $478,995
                                                           ========   ========
See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)


                                                            Nine Months Ended
                                                                 Sept. 30
                                                             1995       1994
                                                           --------   --------
                                                              (In thousands)

Balance at beginning of year                               $806,888   $691,501
Increase attributable to an acquired bank                      -        11,745
Net income                                                   84,039     85,431
Common stock purchased and retired                           (5,693)   (19,980)
Issuance of common stock for the dividend reinvestment
 plan, stock options and stock appreciation rights            1,387        654
                                                           --------   --------
                                                            886,621    769,351
                                                           --------   --------
Deduct dividends declared:
     Preferred stock                                             36         39
     Common stock, $1.01 and $.95 per share                  34,322     30,871
                                                           --------   --------
                                                             34,358     30,910
                                                           --------   --------
Balance at end of period                                   $852,263   $738,441
                                                           ========   ========
See notes to consolidated financial statements





NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses was (in thousands):

                                       Three Months Ended   Nine Months Ended
                                            Sept. 30            Sept. 30
                                        1995       1994      1995      1994
                                       -------    -------   -------   -------

Balance at beginning of period         $57,356    $53,472   $58,860   $50,927
Balance of an acquired bank               -          -         -          744
Provision charged to operating
 expense                                 2,462        938     4,878     5,101
                                       -------    -------   -------   -------
                                        59,818     54,410    63,738    56,772
Less:
     Loans charged off, net of
      recoveries of $876, $988,
      $2,633 and $2,954                  2,347      1,087     6,267     3,449
                                       -------    -------   -------   -------
Balance at September 30                $57,471    $53,323   $57,471   $53,323
                                       =======    =======   =======   =======
Percentage of net charge-offs to
   average loans                           .19%       .10%      .17%      .11%
Percentage of allowance for loan
   losses to period-end loans                                  1.15      1.16
Percentage of nonperforming assets
   to period-end loans                                          .56       .54


3. FEDERAL INCOME TAX

        The reconcilement of income tax computed at the federal statutory tax rates to provision for income tax is as follows (dollars in thousands):

                          Three Months Ended             Nine Months Ended
                               Sept. 30                      Sept. 30
                          1995           1994           1995           1994
                      ------------   ------------   ------------   ------------
                         $     %        $     %        $     %        $     %
                      ------- ----   ------- ----   ------- ----   ------- ----
Statutory rate        $15,495 35.0%   14,332 35.0   $44,414 35.0%   44,421 35.0
Nontaxable interest on
 municipal obligations (1,105)(2.5)   (1,165)(2.8)   (3,598)(2.8)   (3,769)(3.0)
Other items               614  1.4       196   .5     2,041  1.6       834   .7
                      ------- ----   ------- ----   ------- ----   ------- ----
Effective rate        $15,004 33.9%  $13,363 32.7%  $42,857 33.8%  $41,486 32.7%
                      ======= ====   ======= ====   ======= ====   ======= ====

4. PREFERRED STOCK
     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:


                                             Sept. 30  December 31   Sept. 30
              Series   Dividends               1995       1994         1994
            ---------  ---------             --------  -----------   --------

                A           5%                23,222       23,721     24,101
                B           7%                 7,000        9,300      9,520
                C           7%                10,484       10,484     10,484
                D           8%                30,011       31,083     31,183
                                              ------       ------     ------
                                              70,717       74,588     75,288
                                              ======       ======     ======



5. COMMON STOCK
     There are 60,000,000 shares of common stock, par value $1.00 per share, authorized and 33,945,000, 34,050,000 and 32,292,000 shares were outstanding at September 30, 1995, December 31, 1994 and September 30, 1994, respectively. Options to purchase 241,290 shares of common stock were outstanding on September 30, 1995. A total of 629,820 shares of common stock were reserved at September 30, 1995: 102,930 shares for the conversion of preferred stock and 526,890 shares for stock options and stock appreciation rights.



6. EARNINGS PER SHARE
     Earnings per share of common stock for the nine months ended September 30, after giving effect to dividends on preferred stock of $36,000 in 1995 and $39,000 in 1994, are based on 34,066,000 and 32,515,000 average shares, respectively.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     First Virginia Banks, Inc., earned $29.27 million in the third quarter, equivalent to $.86 per share of common stock. This was up 6.1% from the $27.59 million earned in the third quarter of 1994 and the $27.57 million earned in the second quarter of 1995. The higher number of shares outstanding as a result of the acquisition of Farmers National Bancorp meant earnings per share were up by a lesser amount of 1.2% compared to $.85 in the third quarter of 1994, but they were up 6.2% compared to the $.81 earned in the second quarter of 1995. These earnings produced a return on average assets for the quarter of 1.47% and a return on average shareholders' equity of 13.89%.

                                         10
     For the first nine months, net income of $84.04 million, or $2.47 per share, was down 1.6% compared to the $85.43 million, or $2.63 per share, earned in the first nine months of 1994. These earnings produced a return on average assets of 1.42% and a return on average shareholders' equity of 13.53%.

     Average loans were up 9% compared to the third quarter of 1994, and were up 4% on an annualized basis compared to the second quarter of 1995. In the Washington, D.C., metropolitan area in particular, consumer confidence has been dampened by concerns about continued employment in the wake of proposed federal budget reductions. This has moderated home equity borrowing for big-ticket items.

     Indirect automobile lending remained strong as gross loan production increased 4% compared to the third quarter of 1994, despite a weakening in national automobile sales. During the quarter, the corporation added two new loan production offices in its automobile finance subsidiary and anticipates that additional offices will be opened in future months. Automobile leasing activities, which were introduced in the second quarter, continued to expand as the product became available to additional areas in First Virginia's market.

     Commercial loan volumes declined 4% compared to the second quarter, caused in part by normal seasonal activity in the automobile dealer inventory financing area, but also by strong competition as banks aggressively lowered rates and terms to attract new business. First Virginia continues to maintain a very high quality loan portfolio and will not compromise on safety in order to produce volume.

     After dropping slightly in the first and second quarters, average deposits increased at an annualized rate of 5% compared to the second quarter. Most of this growth occurred in certificates of deposit that advanced at an annualized rate of 5% compared to the second quarter. The transfer of deposits out of relatively lower-cost areas such as savings and insured money market accounts continued, although at a decreasing rate compared to the first and second quarters when interest rates were higher.
On September 22, the corporation acquired four offices and $220 million in deposits from Citizens Savings Bank, FSB in Richmond, Virginia. This acquisition complements the market covered by the corporation's existing bank in Richmond and increases its deposit base by 64% with practically no increase in costs beyond the branches themselves.

     The net interest margin was 5.00%, virtually unchanged in the third quarter compared to the second quarter margin of 5.01%, but was down 22 basis points compared to the 5.22% in the third quarter of 1994. The increase in the cost of funds slowed in the third quarter as interest rates for new certificates of deposit declined moderately compared to the first and second quarters. This was offset to a modest extent by the transfer of funds by consumers out of lower-cost savings areas, such as insured money market and traditional savings accounts, and into relatively higher-cost certificates of deposit.

     Asset quality remained high at First Virginia with non-performing assets, delinquencies and net charge-offs significantly below industry averages. The allowance for loan losses remained unchanged during the quarter at 1.15% of loans, while the provision for loan losses increased slightly compared to the second quarter due to a higher volume of loans outstanding. Net charge-offs increased slightly to .19% of average loans during the third quarter. For the first nine months, they were .17% of
                                         11
average loans, compared to .11% in the first nine months of 1994. Nonperforming assets increased $3.38 million compared to the prior year, caused primarily by the acquisition of Farmers National Bancorp whose nonperforming balances were not included in the 1994 figures.


                                                      September 30
                                                    1995        1994
                                                  -------     -------
                                                 (Dollars in thousands)
         Nonaccruing loans                        $15,939     $15,493
         Restructured loans                         4,458       2,268
         Foreclosed real estate                     7,766       7,022
                                                  -------     -------
         Total                                    $28,163     $24,783
                                                  =======     =======
         Percentage of total loans                    .56%       .54%
                                                  =======     =======
         Loans past due 90 days or more           $ 6,122     $ 3,425
                                                  =======     =======
         Percentage of total loans                    .12%        .07%
                                                  =======     =======

     Noninterest income increased 7% compared to the prior year's third quarter and was up 4% for the first nine months. One of the corporation's primary goals is to increase the amount and sources of noninterest income. Earlier in the year, the corporation's insurance agency affiliate began offering real property title insurance, and income from this area totaled $114,000 and is building rapidly. Automobile leasing fee income increased 81% compared to the second quarter, and both the title insurance and leasing programs have been profitable since inception earlier this year. During the fourth quarter, the corporation plans to begin a pilot program to offer nonbank traditional financial products, such as mutual funds and annuities, as another means to increase noninterest income sources.

     During the third quarter, the corporation received a partial rebate of second and third quarter FDIC premiums of $4.09 million. Future periods will reflect the new lower FDIC assessment rate of 4 cents per $100 of deposits and will result in an increase in annual income after taxes of approximately $.24 per share. The corporation continues to control expenses tightly and, despite acquisitions and new branches, has reduced the number of employees by 2% since the end of 1994. The efficiency ratio for the first nine months of 1995 of 58.43% compares favorably to the industry average of approximately 62.00% despite the heavy retail nature of the corporation. The provision for income taxes increased 12% compared to the prior year's third quarter due to an 8% increase in pretax income and to an increase in the effective tax rate to 33.89% compared to 32.63% in the prior year's third quarter. The higher effective tax rate was due to an increase in nondeductible goodwill expense arising from the acquisition of Farmers National Bancorp.

     Shareholders' equity increased at an annualized rate of 9% compared to the second quarter. At the end of the third quarter, the ratio of equity to total assets was 10.42% compared to 10.50% at the end of the second quarter. This decline was caused by the more rapid growth in deposits and assets resulting from the acquisition of $220 million in deposits from Citizens Savings Bank, FSB, late in the quarter. The Tier 1 leverage ratio declined 34 basis points to 9.62% as a result of this purchase. During the quarter, the corporation did not repurchase any shares of its stock although there is a remaining authorization of 885,000 still outstanding.

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Three Months Ended Sept. 30
                                                        1995
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,743,253   $ 26,405     6.01%
    State and municipal obligations
      (Fully taxable-equivalent basis)        220,314      3,809     6.92
    Other (Fully taxable-equivalent basis)      6,214         97     6.25
                                           ----------   --------
      Total investment securities           1,969,781     30,311     6.09
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,299,512     72,588     8.79
    Real estate                               944,483     20,926     8.86
    Other (Fully taxable-equivalent basis)    722,284     17,090     9.37
                                           ----------   --------
      Total loans                           4,966,279    110,604     8.92
                                           ----------   --------
  Mortgage loans held for sale                 16,613        314     7.57
  Federal funds sold and securities
    purchased under agreements to resell      367,983      5,707     6.15
  Other earning assets                          9,256        144     6.28
                                           ----------   --------
      Total earning assets and income      $7,329,912    147,080     7.99
                                           ==========   --------
Interest-bearing liabilities:
  Transaction accounts                     $1,291,256      6,536     2.01
  Money market accounts                       704,009      5,304     2.99
  Savings deposits                          1,230,017      7,788     2.51
  Certificates of deposit:
    Consumer                                2,128,296     28,657     5.34
    Large denomination                        303,258      3,883     5.08
                                           ----------   --------
      Total interest-bearing deposits       5,656,836     52,168     3.66
  Short-term borrowings                       207,921      2,983     5.69
  Long-term indebtedness                        3,132         79    10.09
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,867,889     55,230     3.73
                                           ==========   --------
Net interest income and net interest margin             $ 91,850     5.00%
                                                        ========

Other average balances:
  Demand deposits                          $1,190,101
  Common shareholders' equity                 841,951
  Total shareholders' equity                  842,660
  Total assets                              7,975,500

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Three Months Ended Sept. 30
                                                        1994
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,738,427   $ 25,342     5.78%
    State and municipal obligations
      (Fully taxable-equivalent basis)        233,286      4,134     7.09
    Other (Fully taxable-equivalent basis)      2,440         31     5.08
                                           ----------   --------
      Total investment securities           1,974,153     29,507     5.94
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,202,289     67,305     8.40
    Real estate                               688,390     15,235     8.85
    Other (Fully taxable-equivalent basis)    655,727     14,346     8.67
                                           ----------   --------
      Total loans                           4,546,406     96,886     8.53
                                           ----------   --------
  Mortgage loans held for sale                 15,467        300     7.75
  Federal funds sold and securities
    purchased under agreements to resell      161,234      1,937     4.77
  Other earning assets                          6,831        103     6.03
                                           ----------   --------
      Total earning assets and income      $6,704,091    128,733     7.66
                                           ==========   --------
Interest-bearing liabilities:
  Transaction accounts                     $1,286,597      7,053     2.17
  Money-market accounts                       731,633      4,869     2.64
  Savings deposits                          1,340,515      9,206     2.72
  Certificates of deposit:
    Consumer                                1,631,754     15,722     3.82
    Large denomination                        188,492      2,193     4.62
                                           ----------   --------
      Total interest-bearing deposits       5,178,991     39,043     2.99
  Short-term borrowings                       195,056      1,976     4.02
  Long-term indebtedness                        4,151        104    10.04
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,378,198     41,123     3.03
                                           ==========   --------
Net interest income and net interest margin             $ 87,610     5.22%
                                                        ========

Other average balances:
  Demand deposits                          $1,078,441
  Common shareholders' equity                 733,378
  Total shareholders' equity                  734,153
  Total assets                              7,244,909

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Nine Months Ended Sept. 30
                                                        1995
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,702,858   $ 76,461     6.00%
    State and municipal obligations
      (Fully taxable-equivalent basis)        242,639     12,747     7.00
    Other (Fully taxable-equivalent basis)      6,454        284     5.87
                                           ----------   --------
      Total investment securities           1,951,951     89,492     6.10
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,279,053    212,773     8.65
    Real estate                               925,264     61,405     8.85
    Other (Fully taxable-equivalent basis)    740,601     53,179     9.58
                                           ----------   --------
      Total loans                           4,944,918    327,357     8.85
                                           ----------   --------
  Mortgage loans held for sale                 13,906        836     8.01
  Federal funds sold and securities
    purchased under agreements to resell      305,095     13,825     6.06
  Other earning assets                          9,180        434     6.33
                                           ----------   --------
      Total earning assets and income      $7,225,050    431,944     7.97
                                           ==========   --------
Interest-bearing liabilities:
  Transaction accounts                     $1,316,474     20,822     2.11
  Money-market accounts                       717,989     16,555     3.08
  Savings deposits                          1,272,410     25,276     2.66
  Certificates of deposit:
    Consumer                                2,028,930     76,622     5.04
    Large denomination                        275,642     10,283     4.99
                                           ----------   --------
      Total interest-bearing deposits       5,611,445    149,558     3.56
  Short-term borrowings                       204,127      8,149     5.34
  Long-term indebtedness                        3,391        252     9.92
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,818,963    157,959     3.63
                                           ==========   --------
Net interest income and net interest margin             $273,985     5.05%
                                                        ========

Other average balances:
  Demand deposits                          $1,159,588
  Common shareholders' equity                 827,552
  Total shareholders' equity                  828,274
  Total assets                              7,871,074

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                              Nine Months Ended Sept. 30
                                                        1994
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,832,439   $ 81,292     5.93%
    State and municipal obligations
      (Fully taxable-equivalent basis)        247,536     13,461     7.25
    Other (Fully taxable-equivalent basis)      2,191        104     6.33
                                           ----------   --------
      Total investment securities           2,082,166     94,857     6.09
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,039,614    197,028     8.64
    Real estate                               650,040     43,481     8.92
    Other (Fully taxable-equivalent basis)    621,382     38,753     8.31
                                           ----------   --------
      Total loans                           4,311,036    279,262     8.69
                                           ----------   --------
  Mortgage loans held for sale                 31,321      1,614     6.87
  Federal funds sold and securities
    purchased under agreements to resell      191,744      5,481     3.82
  Other earning assets                          6,479        292     6.01
                                           ----------   --------
      Total earning assets and income      $6,622,746    381,506     7.68
                                           ==========   --------
Interest-bearing liabilities:
  Transaction accounts                     $1,293,832     21,300     2.20
  Money market accounts                       729,658     14,133     2.59
  Savings deposits                          1,344,525     27,454     2.73
  Certificates of deposit:
    Consumer                                1,593,048     45,881     3.85
    Large denomination                        173,991      4,995     3.84
                                           ----------   --------
      Total interest-bearing deposits       5,135,054    113,763     2.96
  Short-term borrowings                       186,038      4,631     3.33
  Long-term indebtedness                        4,308        341    10.55
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,325,400    118,735     2.98
                                           ==========   --------
Net interest income and net interest margin             $262,771     5.29%
                                                        ========

Other average balances:
  Demand deposits                          $1,054,989
  Common shareholders' equity                 716,256
  Total shareholders' equity                  717,047
  Total assets                              7,157,085

                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

     a)  Exhibit 11  - Statement re:  Computation of Per Share

              Earnings (Page 18)

         Exhibit 15 - Independent Accountants' Review Report from Ernst & Young LLP (Page 19)

         Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants (Page 20)

         Exhibit 27  - Financial Data Schedule (Page 21)

     b) A Form 8-K was not required to be filed during the quarter ended September 30, 1995.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.



                                               FIRST VIRGINIA BANKS, INC.


                                                 /s/ Richard F. Bowman
November 8, 1995                                __________________________
                                                Richard F. Bowman,
                                                Senior Vice President,
                                                Treasurer and Chief
                                                Financial Officer

                                                          EXHIBIT 11


                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
                                    (Unaudited)


                                      Three Months Ended     Nine Months Ended
                                            Sept. 30              Sept. 30
                                        1995       1994       1995       1994
                                      -------    -------    -------    -------
                                       (In thousands, except per share data)

PRIMARY:

   Average common shares outstanding   33,940     32,343     33,986     32,419
   Dilutive effect of stock options        81         93         80         96
                                      -------    -------    -------    -------
     Total average common shares       34,021     32,436     34,066     32,515
                                      =======    =======    =======    =======


   Net income                         $29,269    $27,586    $84,039    $85,431
   Provision for preferred dividends       12         12         36         39
                                      -------    -------    -------    -------
     Net income applicable to common
        stock                         $29,257    $27,574    $84,003    $85,392
                                      =======    =======    =======    =======


     Net income per share of common
        stock                            $.86       $.85      $2.47      $2.63
                                      =======    =======    =======    =======



FULLY DILUTED:

   Average common shares outstanding   33,940     32,343     33,986     32,419
   Dilutive effect of stock options        85         93         85         96
   Conversion of preferred stock          103        110        104        113
                                      -------    -------    -------    -------
        Total average common shares    34,128     32,546     34,175     32,628
                                      =======    =======    =======    =======


   Net income                         $29,269    $27,586    $84,039    $85,431
                                      =======    =======    =======    =======


     Net income per share of common
        stock                            $.86       $.85      $2.46      $2.62
                                      =======    =======    =======    =======

                                                          EXHIBIT 15

     ERNST & YOUNG LLP
     1225 Connecticut Avenue, N.W.
     Washington, D.C. 20036

                     Independent Accountants' Review Report

     Board of Directors
     First Virginia Banks, Inc.

     We have reviewed the accompanying condensed consolidated balance sheets of First Virginia Banks, Inc. and subsidiaries as of September 30, 1995 and 1994, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994, and the related condensed consolidated statements of cash flows and shareholders' equity for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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

                                                   /s/ Ernst & Young LLP
                                                   Ernst & Young LLP

     Washington, D. C.
     October 10, 1995

                                                          EXHIBIT 15A

     ERNST & YOUNG LLP
     1225 Connecticut Avenue, N.W.
     Washington, D.C. 20036


     November 8, 1995


     Board of Directors
     First Virginia Banks, Inc.

          We are aware of the incorporation by reference in the Post-effective Amendment No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994, Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993, Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992, Registration Statement Number 33-31890 on form S-3 dated November 1, 1989, Post-effective Amendment Number 3 to Registration Statement Number 2-67507 on Form S-3 dated January 7, 1988, Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987, Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987 and Registration Statement Number 33-15360 on Form S-3 dated June 26, 1987 of our reports dated April 7, 1995, July 7, 1995, and October 10, 1995 relating to the unaudited condensed consolidated interim financial statements of First Virginia Banks, Inc. and subsidiaries which are included in its Forms 10-Q for the quarters ended March 31, 1995, June 30, 1995, and September 30, 1995.

          Pursuant to Rule 436 (c) of the Securities Act of 1933, our report is not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.


                                                   /s/ Ernst & Young LLP
                                                   Ernst & Young LLP