Form 10-K
period 1995-12-31
FIRST VIRGINIA BANKS INC
filed 1996-03-27
CIK 37032

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

         ANNUAL REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended              Commission file number 1-6580
       December 31, 1995

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ X ]

   The aggregate market value of the common stock of the registrant held by nonaffiliates as of February 29, 1996, was approximately $1,325,470,000. The registrant's voting preferred stock is not actively traded and the market value of such stock is not readily determinable.

   On February 29, 1996, there were 33,952,175 shares of common stock outstanding.

                                    INDEX
                                                                      Page
                                                                      ----
Part I

  Item 1. Business                                                       3
            Competitive Factors                                          4
            Regulation                                                   4
            Employees                                                    4
            Lines of Business                                            4
            Statistical Disclosure By Bank Holding Companies             5
            Executive Officers of the Registrant                       5/8

  Item 2. Properties                                                     8

  Item 3. Legal Proceedings                                              8

  Item 4. Submission of Matters to a Vote of Security Holders            8

Part II

  Item 5. Market for Registrant's Common Equity and Related
            Stockholder Matters                                          9

  Item 6. Selected Financial Data                                    10/11

  Item 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      11/44

  Item 8. Financial Statements and Supplementary Data                45/74

  Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                         75

Part III

  Item 10. Directors and Executive Officers of the Registrant        75/80

  Item 11. Executive Compensation                                    81/92

  Item 12. Security Ownership of Certain Beneficial Owners
             and Management                                             92

  Item 13. Certain Relationships and Related Transactions               93

Part IV                                                               Page
                                                                      ----
  Item 14. Exhibits, Financial Statement Schedules
             and Reports on Form 8-K                                 94/95

           Signature                                                 96/97

           Financial Statements                                      45/72

           Exhibits:

             Exhibit  3. Articles of Incorporation and Bylaws

             Exhibit 10. Amendments to: Supplemental Compensation Agreement,
                         Key Employee Salary Reduction Deferred Compensation Plan, Collateral Assignment Split Dollar Life Insurance Agreement and Plan, and 1993 Stock Option Agreements

             Exhibit 11. Statement RE: Computation of per share earnings

             Exhibit 13. First Virginia Banks, Inc. 1995 Annual
                           Report to Stockholders
                           (Not included in Electronic Filing)

             Exhibit 21. Subsidiaries of Registrant

             Exhibit 23. Consent of Independent Auditors

             Exhibit 27. Financial Data Schedule

                                   PART I
                                   ------
ITEM 1.  BUSINESS
         --------

     First Virginia Banks, Inc. (the "corporation") is a registered bank holding company which was incorporated under the laws of the Commonwealth of Virginia in October, 1949. Since its formation in 1949, the corporation has acquired control of 59 operating commercial banks, with six acquisitions in the State of Maryland and four in the State of Tennessee, and has organized seven new banks located in the State of Virginia. Forty-four of the banks have been merged or consolidated with other banks controlled by the corporation and located in the same geographic area, so that, as of December 31, 1995, the corporation owned all of the outstanding stock of 22 commercial banks (the "banking companies") with combined assets of $7.987 billion. On that date, the banking companies operated 274 offices throughout the State of Virginia, 57 offices in Maryland and 23 offices in Tennessee.
In addition to the 22 banks, the corporation owns, directly or through subsidiaries, several bank related member companies with offices in Virginia and seven other states, making the corporation the fourth largest bank holding company with headquarters in the state and the sixth largest banking organization in Virginia, based on total assets of $8.222 billion as of December 31, 1995.





Competitive Factors
-------------------

     Other banking organizations have been active in opening new banking offices through acquisition and control of existing banks, mergers, branching and formation of new banks and in acquiring or forming bank-related subsidiaries in areas where the corporation's banking companies compete. Accordingly, each banking company faces strong competition. Savings and loan associations and credit unions actively compete for deposits. Such institutions, as well as consumer finance companies, mortgage companies, loan production offices of out-of-state banks, factors, insurance companies and pension trusts are important competitors for various types of loans. The bank-related member companies also operate in highly competitive fields.

     At midyear 1995, the service area of the 13 banking companies in Virginia, with 274 offices, reached approximately 89% of Virginia's population. In Maryland, the service area of the 5 banking companies, with 57 offices, reached approximately 68% of Maryland's population, and in Tennessee, the service area of the 4 banking companies, with 23 offices, reached approximately 41% of East Tennessee's population.


Regulation
----------

     The corporation and its subsidiaries are subject to the supervision and examination of the Federal Reserve Board, the Federal Deposit Insurance Corporation and the state regulators of Virginia, Maryland and Tennessee which have jurisdiction over financial institutions and have obtained regulatory approval for their various activities to the extent required.


Employees
---------

     As of December 31, 1995, the corporation and its subsidiaries employed 5,487 individuals.


Lines of Business
-----------------

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











Statistical Disclosure by Bank Holding Companies
------------------------------------------------

     The following statistical information appears in this Form 10-K on the page indicated:
                                                                       Page
                                                                       ----
     Average balance sheets and interest rates on
         earning assets and interest-bearing liabilities              14/19

     Average book value of investment securities                      14/19

     Average demand, savings and time deposits                        14/19

     Effect of rate-volume changes on net interest income             20/21

     Type of loans                                                       29

     Maturity ranges of time certificates of
         deposit of $100,000 or more                                     31

     Risk elements - loan portfolio                                      34

     Summary of loan loss experience                                     37

     Maturity ranges and average yields - investment
         securities                                                      38

     Loan maturities and sensitivity to changes in
         interest rates                                                  39

     Return on equity and assets, dividend payout
         ratio and equity to assets ratio                                11


Executive Officers of the Registrant
------------------------------------

     There are no arrangements or understandings between the named executive officers and any other person pursuant to which they were selected as an officer.

     There are no family relationships among the executive officers. All positions and ages are through December 31, 1995.

     Messrs. Campbell, Cash, Hicks, and Lanzillotta have held their present positions with the corporation for more than five years.











BARRY J. FITZPATRICK
Chairman of the Board, President and Chief Executive Officer since July 1, 1995, and Chairman of the Board and Chief Executive Officer, January 1, 1995 through June 30,1995; 26 years of service; BBA, University of Notre Dame; MBA, American University, and graduate of The Stonier Graduate School of Banking. Has held several officer positions with First Virginia organizations, including Executive Vice President of the corporation, responsible for banking companies, from 1992 to December 31, 1994; Senior Vice President and Regional Executive Officer, Eastern Region, from 1982 to 1992; and President and CEO of member banks in the Roanoke Valley from 1972 to 1982. Mr. Fitzpatrick is 55.

SHIRLEY C. BEAVERS, JR.
Executive Vice President since April 1992; President and Chief Executive Officer of First Virginia Services, Inc. since May 1986; 26 years of service; BS and MBA, American University. Has held various officer positions with First Virginia organizations including that of Executive Vice President and Chief Operating Officer, First Virginia Bank, Falls Church. Mr. Beavers is 50.

RAYMOND E. BRANN, JR.
Executive Vice President of the corporation since January 1, 1995. Senior Vice President and Regional Executive Officer, Eastern Region, from April, 1992 to January, 1995; 31 years of service, BS, University of Virginia; MBA, Old Dominion University. Has held various officer positions with First Virginia organizations including that of Senior Vice President and Regional Executive Officer, Tennessee-Western Virginia Region from December 1986 to April 1992, and President and CEO of several member banks, including First Virginia Bank-Colonial and Tri-City Bank and Trust Company. Mr. Brann is 55.

RICHARD F. BOWMAN
Senior Vice President, Treasurer and Chief Financial Officer since 1994; 20 years of service; AB, College of William & Mary; Certified Public Accountant and Certified Bank Auditor. Employed as Staff Auditor; appointed Assistant General Auditor in 1978, Vice President and Controller in 1979, and Vice President and Treasurer in 1992. Mr. Bowman is 43.

MICHAEL G. ANZILOTTI
Senior Vice President and Regional Executive Officer, Northern Region, since April, 1995; President and Chief Executive Officer of First Virginia Bank since April, 1995; Executive Vice President and Chief Administrative Officer, First Virginia Bank from 1986 to April, 1995; 21 years of service; BS, Virginia Polytechnic Institute; MBA, George Mason University and graduate of The Stonier Graduate School of Banking. Mr. Anzilotti is 46.

HUGH L.CAMPBELL
Senior Vice President since 1978; 32 years of service; AB, Washington & Lee University; MBA, Colgate Darden Graduate School of Business Administration, University of Virginia; Advanced Management Program, Harvard University, 1979. Responsible for commercial lending, loan administration and financial planning. Mr. Campbell is 58.







CHARLES R. CASH
Senior Vice President and Regional Executive Officer, Shenandoah Valley Region, since 1982; Chairman, President and CEO of First Virginia Bank-Shenandoah Valley since 1970; 32 years of service; graduate certificate, American Institute of Banking. Has held several executive officer positions with banks in the Shenandoah Valley area which have, through merger, become First Virginia Bank-Shenandoah Valley. Mr. Cash is 66.

DOUGLAS M. CHURCH, JR.
Senior Vice President and Regional Executive Officer, Maryland Region, since December, 1994; Senior Vice President, Marketing from October 1990 to December 1994. 22 years of service; BS, University of Virginia and graduate of The Stonier Graduate School of Banking. Has held various officer positions with First Virginia organizations, including Executive Vice President of First Virginia Services, Inc., and Executive Vice President of First Virginia Bank. Mr. Church is 45.

HENRY HOWARD HICKS, JR.
Senior Vice President and Regional Executive Officer, Southwest Region, since 1982; 42 years of service; graduate certificate, American Institute of Banking. Has held various executive officer positions with First Virginia organizations including President and CEO of First Virginia Bank-Southwest from 1971 to 1982. Mr. Hicks is 60.

THOMAS P. JENNINGS
Senior Vice President, General Counsel and Secretary since December, 1995 and Vice President, General Counsel and Secretary from January 1993 to December 1995; 17 years of service; BA, Wake Forest University; JD, University of Virginia. Employed as Assistant Counsel; appointed Associate Counsel in 1979, General Counsel in 1980, and Vice President and General Counsel from March 1986 to January 1993. Mr. Jennings is 48.

A. PAUL LANZILLOTTA
Senior Vice President, Trust Services, since 1979; Executive Vice President, First Virginia Bank, Falls Church, since 1978; 33 years of service; BS, Boston College; JD and LLM, Georgetown University. Joined First Virginia Bank as Trust Officer; appointed Vice President and Trust Officer of the corporation in 1967 and Senior Vice President and Trust Officer in 1976. Mr. Lanzillotta is 64.

WILLIAM H. McFADDIN
Senior Vice President and Regional Executive Officer, Eastern Region, since December 1995. President and Chief Executive Officer, First Virginia Bank - Colonial from 1986 to December 1995. 23 years of service. BS, Presbyterian College and graduate of the Graduate School of Banking of the South. Mr. McFaddin is 49.

CHARLES L. ROBBINS, III
Senior Vice President and Regional Executive Officer, Tennessee-Western Virginia Region, since April 1992; President and CEO, Tri-City Bank and Trust Company, Tennessee, since April 1992; 22 years of service; BS, George Mason University, and graduate of The Stonier Graduate School of Banking. Has held various officer positions with First Virginia Bank, Falls Church, including Senior Vice President and Branch Administrator from August 1987 until April 1992. Mr. Robbins is 43.



MELODYE MAYES TOMLIN
Senior Vice President and General Auditor since December 1995; Vice President and General Auditor from 1986 to December 1995; 17 years of service; BS, Radford University, and graduate of The Stonier Graduate School of Banking; Certified Public Accountant and Certified Bank Auditor. Employed as Staff Auditor; appointed Regional Audit Manager in 1980 and Assistant General Auditor in 1983. Mrs. Tomlin is 38.


ITEM 2.  PROPERTIES
         ----------

     The banking subsidiaries operated a total of 354 banking offices on December 31, 1995. Of these offices, 208 were owned by the banks, one is owned by the corporation and leased to the banks, two are owned by affiliated companies and leased to affiliated banks, and 143 were leased from others. The corporation owns other properties, including the two corporate headquarters buildings which house personnel of the corporation and its subsidiaries. On December 31, 1995, the net book value of all real estate and the unamortized cost of improvements to leased premises totaled $124,440,000. The corporation currently has no mortgage indebtedness.
     As of December 31, 1995, a total annual base rental of approximately $13,636,000 was being paid on leased premises, of which approximately $6,585,000 was being paid to affiliated companies and which was eliminated in consolidation. As of December 31, 1995, total lease commitments having a remaining term in excess of one year to persons other than affiliates were approximately $41,843,000.
     The majority of the properties are modern and well furnished and provide adequate parking.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     There was no submission of matters to a vote of security holders during the fourth quarter of 1995.











                                   PART II
                                   -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         -----------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

  The common stock of the corporation is listed for trading on the New York Stock Exchange (Trading Symbol: FVB) and the Philadelphia Stock Exchange. The dividends paid per share and the high and low sales price for common shares traded on the New York Stock Exchange were:

                                   Sales Price
                          ------------------------------
                                                             Dividends
                               1995            1994          Per Share
                          --------------  --------------    ------------
                           High    Low     High    Low      1995    1994
                          ------  ------  ------  ------    -----  -----
1st Quarter......         $35.75  $32.00  $38.63  $32.25    $.33    $.31
2nd Quarter......          38.50   33.00   40.38   34.88     .33     .31
3rd Quarter .....          43.00   37.25   40.25   37.00     .34     .32
4th Quarter......          44.00   39.88   38.63   31.63     .34     .32

  The corporation's preferred stock is not actively traded. The 5% cumulative convertible preferred stock, Series A, pays a dividend of 12 1/2 cents per share in each quarter. The 7% cumulative convertible preferred stock, Series B and C, pays a dividend of 17 1/2 cents per share each quarter. The 8% cumulative convertible preferred stock, Series D, pays a dividend of 20 cents per share each quarter. As of December 31, 1995, there were 19,257 holders of record of the corporation's voting securities, of which 18,411 were holders of common stock.
ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     A five-year summary of selected financial data follows:

                           1995       1994       1993       1992       1991
                        ---------- ---------- ---------- ---------- ----------
                         (Dollar amounts in thousands, except per-share data)
Balance Sheet Data
 Cash.................. $  397,858 $  420,742 $  326,136 $  381,384 $  361,027
 Overnight investments.    235,000     30,000    235,000    235,000    205,000
 Mortgage loans
  held for sale........     19,216     13,291     69,173     60,105     25,841
 Other earning assets..     11,528      8,987      6,263      6,184      5,425
 Investment securities:
  Available for sale...     64,546       -          -          -          -
  Held to maturity.....  2,128,220  2,086,030  2,169,771  2,159,043  1,807,404
 Loans, net............  4,980,154  4,938,334  3,967,218  3,732,928  3,444,720
 Other assets..........    385,014    367,998    263,322    265,903    269,843
                        ---------- ---------- ---------- ---------- ----------
  Total Assets......... $8,221,536 $7,865,382 $7,036,883 $6,840,547 $6,119,260
                        ========== ========== ========== ========== ==========

 Deposits ............. $7,056,107 $6,815,841 $6,136,389 $6,013,746 $5,349,971
 Short-term borrowings.    209,719    179,409    151,859    150,681    144,816
 Long-term indebtedness      2,710      3,814      1,008      5,227     11,467
 Other liabilities ....     83,353     59,430     56,126     63,494     72,888
 Shareholders' Equity..    869,647    806,888    691,501    607,399    540,118
                        ---------- ---------- ---------- ---------- ----------
  Total Liabilities and
   Shareholders' Equity $8,221,536 $7,865,382 $7,036,883 $6,840,547 $6,119,260
                        ========== ========== ========== ========== ==========

Operating Results
 Interest income ...... $  573,599 $  503,642 $  504,782 $  525,270 $  515,837
 Interest expense .....    215,502    161,639    164,959    204,826    260,286
                        ---------- ---------- ---------- ---------- ----------
 Net interest income.....  358,097    342,003    339,823    320,444    255,551
 Provision for loan loss.    8,341      6,463      6,450     17,355     14,024
 Noninterest income......   89,906     84,700     82,540     77,087     72,283
 Noninterest expenses....  271,384    252,459    245,767    238,891    218,243
                        ---------- ---------- ---------- ---------- ----------
 Income before income tax  168,278    167,781    170,146    141,285     95,567
 Provision for income tax   56,679     54,560     54,122     43,812     25,959
                        ---------- ---------- ---------- ---------- ----------
 Net income ............$  111,599 $  113,221 $  116,024 $   97,473 $   69,608
                        ========== ========== ========== ========== ==========
 Dividends declared:
  Preferred ............$       47 $       51 $       54 $       61 $       71
  Common................    46,205     42,108     36,519     31,830     28,995

Per Share of Common Stock
 Net income ............      3.28       3.51       3.57       3.02       2.17
 Dividends declared.....      1.36       1.28       1.13        .99        .91
 Shareholders' equity...     25.59      23.68      21.29      18.85      16.80
 Market price at year-end    41.75      32.00      32.75      36.63      23.67


                            1995       1994       1993       1992       1991
                         ---------- ---------- ---------- ---------- ----------
Ratios
------
Earnings:
 Return on average assets      1.41%     1.58%      1.68%      1.50%      1.22%
 Return on average equity     13.34     15.76      17.81      17.03      13.44
 Net interest margin.....      5.00      5.28       5.46       5.46       5.03
Risk-based capital:
 Tier 1..................     15.42     14.76      16.84      15.52      14.74
 Total capital...........     16.57     15.96      18.09      16.77      16.00
 Tier 1 leverage.........      9.63     10.25       9.67       8.91       8.86
Capital strength:
 Ratio of average equity
  to average assets......     10.53     10.04       9.45       8.80       9.08
 Dividends declared as a
  percentage of net
  income (per share, not
  restated for poolings
  of interests)..........     41.46     36.47      31.65      32.78      41.94

Data for prior years have been restated for material acquisitions accounted for as poolings of interests.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

   Net income for the 1995 fiscal year declined 1% to $111.599 million compared to the $113.221 million earned in 1994. Net income for 1995 includes the earnings from Farmers National Bancorp, acquired at the end of 1994 and accounted for as a purchase. Accordingly, the 1994 results included only three days' earnings from Farmers, while the 1995 earnings contained the full year. Earnings per share equaled $3.28 per share, a 7% decline from the $3.51 earned in 1994. Earnings per share declined at a greater pace than net income because of the greater number of shares outstanding issued in connection with the acquisition of Farmers National Bancorp. The primary reason for the decline in earnings during 1995 was a decline in the net interest margin as the cost of funds increased at a faster pace than the yield on earning assets. In addition, goodwill and other intangibles created in connection with the Farmers acquisition caused an increase in amortization expense.
   First Virginia has historically been one of the highest performing banks in both its market area and the nation and, despite the decline in earnings, it once again achieved the highest return on average assets of all of the major Virginia-based bank holding companies. First Virginia's return on average assets declined from 1.58% in 1994 to 1.41% in 1995. However, this still exceeded by a significant margin the 1.24% return on average assets of the 32 banks in its regional peer group of southern banking companies and the 1.30% of its national peer group of $5- to $10-billion asset sized banks. Over the past 10 years, First Virginia has averaged a 1.39% return on average assets compared to a 1.04% return posted by its national peer group of similar-sized banks.
   Average shareholders' equity increased 16% and, at year-end, equaled $869.647 million, an 8% increase over the $806.888 million at the end of 1994. First Virginia remains one of the most highly capitalized of the 100 largest financial institutions in the country. Its average equity to average assets ratio of 10.53% during 1995 is significantly higher than the 8.62% of its national peer group of similar-sized banks. This high rate of capitalization provides the corporation with ample capital to weather periods of economic adversity and, at the same time, gives it the flexibility to take advantage of any opportunities that may arise. It also permitted the Board of Directors to increase the dividend twice during 1995 - the 19th consecutive year the dividend has been increased and the 14th consecutive year in which the dividend has been increased at least twice during the year. During 1995, the corporation, continuing its program to repurchase some of its shares, purchased 146,800 shares. Since the repurchase program was begun in 1994, the corporation has purchased and retired 1.8 million shares, or 5.6% of the shares outstanding at the beginning of the program.
   However, the increase in average shareholders' equity, coupled with the slight decline in earnings, meant that the return on average shareholders' equity declined from 15.76% in 1994 to 13.34% in 1995. This was less than the peer group average of 14.70% and marked the first time in over a decade that First Virginia's return on equity was below its peer group's average. Over the past 10 years, however, First Virginia's average return on equity of 15.44% has exceeded the peer group average of 14.27% despite First Virginia's much higher capitalization rate.
   Total assets at year-end increased 5% to $8.222 billion compared to $7.865 billion at the end of 1994. In September, the corporation purchased four offices with approximately $220 million in deposits in the Richmond, Virginia, area from Citizens Federal Savings Bank. These offices enhanced the corporation's exposure in the Richmond market and were a complementary fit with the existing offices of First Virginia Bank-Colonial, making it the second largest bank in the First Virginia system. Average assets increased at a greater pace of 11% due to the two 1994 acquisitions: the $700-million Farmers National Bancorp operating in the Annapolis and Eastern Shore areas of Maryland, and the $100-million FNB Financial Corporation with offices in the Knoxville, Tennessee, area.
   Loan demand slowed during 1995, and outstanding loans at year-end were up only 1% to $5.038 billion compared to the $4.997 billion at the end of 1994. Average loans increased at a faster rate of 13% as a result of strong loan volume throughout 1994 and the acquisition of loans from Farmers National Bancorp at the end of 1994. Declining automobile sales caused indirect automobile loan production to decline 8%. The corporation opened new indirect automobile loan production offices in North Carolina, Tennessee and South Carolina and plans to open additional offices in 1996. Direct installment loan production, primarily home equity loans made in the corporation's branches, which grew 22% in 1994, slowed considerably. We attribute this to a growing unease by consumers in the corporation's market area over the prospect of continued employment. Gross production in this area dropped 45%, although by year-end it had begun growing modestly as interest rates began to decline.
   Deposits increased 4% from the end of 1994 and reached $7.056 billion by the end of 1995. Almost all of this growth, however, came from the purchase of four Citizens Federal Savings Bank branches containing $220.5 million in deposits. Increased competition from other banks restricted deposit growth and did not permit interest rates on deposits to decline as rapidly as rates in general. In addition, an escalating stock market brought increased competition from mutual funds, resulting in some disintermediation of funds out of traditional bank deposits and into alternative investments.




                                                 Year Ended December 31
                                                  95vs94 94vs93 93vs92
                                                   -----  -----  -----
Earnings per share - prior period................. $3.51  $3.57  $3.02
                                                   -----  -----  -----
Net change during the year:
  Taxable interest income.........................  1.34    .04   (.37)
  Tax-exempt interest income......................   .01   (.06)  (.04)
  Interest expense ............................... (1.03)   .07    .80
  Provision for loan losses.......................  (.04)   .00    .22
  Gain on sale of mortgage servicing rights.......   .02    .03    .02
  Noninterest income..............................   .08    .02    .08
  FDIC expense....................................   .11   (.01)  (.02)
  Noninterest expense, excluding FDIC expense.....  (.47)  (.13)  (.12)
  Income taxes....................................  (.06)  (.04)  (.01)
  Decrease (increase) in common shares outstanding  (.19)   .02   (.01)
                                                   -----  -----  -----
    Net increase (decrease) during the period.....  (.23)  (.06)   .55
                                                   -----  -----  -----
Earnings per share - current period............... $3.28  $3.51  $3.57
                                                   =====  =====  =====

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES


                                                        1995
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
ASSETS                                           (Dollars in thousands)
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,755,077   $105,580     6.02%
    State and municipal obligations(1)        233,267     16,269     6.97
    Other(1)                                    6,565        387     5.89
                                           ----------   --------
      Total investment securities           1,994,909    122,236     6.13
                                           ----------   --------
  Loans, net of unearned income:(2)
    Installment                             3,292,393    285,446     8.67
    Real estate                               924,763     82,337     8.90
    Other(1)                                  738,337     69,814     9.46
                                           ----------   --------
      Total loans                           4,955,493    437,597     8.83
                                           ----------   --------
  Mortgage loans held for sale                 15,273      1,229     8.05
  Federal funds sold and securities
     purchased under agreements to resell     316,601     18,994     6.00
  Other earning assets                          9,264        588     6.34
                                           ----------   --------
      Total earning assets and
         interest income                    7,291,540    580,644     7.95
                                                        --------
Noninterest-earning assets:
  Cash and due from banks                     344,540
  Premises and equipment, net                 154,047
  Other assets                                208,742
  Less allowance for loan losses              (57,645)
                                           ----------
      Total Assets                         $7,941,224
                                           ==========


(1) Income from tax-exempt securities and loans is included in interest income on a taxable-equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 35% and increased by 5% in recognition of the partial disallowance of interest costs incurred to carry the tax-exempt investments.

(2) Nonaccruing loans are included in their respective categories.

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                        1995
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
LIABILITIES AND SHAREHOLDERS' EQUITY             (Dollars in thousands)
Interest-bearing liabilities:
  Interest checking                        $1,312,782  $  27,350     2.08%
  Money market accounts                       716,903     22,005     3.07
  Savings deposits                          1,253,129     32,910     2.63
  Certificates of deposit:
    Consumer                                2,091,515    107,760     5.15
    Large denomination                        286,324     14,408     5.03
                                           ----------   --------
      Total interest-bearing deposits       5,660,653    204,433     3.61
  Short-term borrowings                       203,735     10,742     5.27
  Long-term indebtedness                        3,261        327    10.03
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense                5,867,649    215,502     3.67
                                                        --------
Noninterest-bearing liabilities:
  Demand deposits                           1,168,574
  Other                                        68,614
Shareholders' equity                          836,387
                                           ----------
      Total liabilities and
        shareholders' equity               $7,941,224
                                           ==========
Net interest income and
   net interest margin                                  $365,142     5.00%
                                                        ========

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES


                                                        1994
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
ASSETS                                           (Dollars in thousands)
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,777,875   $104,701     5.89%
    State and municipal obligations(1)        240,615     17,288     7.18
    Other(1)                                    2,141        153     7.15
                                           ----------   --------
      Total investment securities           2,020,631    122,142     6.04
                                           ----------   --------
  Loans, net of unearned income:(2)
    Installment                             3,089,033    264,795     8.57
    Real estate                               667,382     59,198     8.87
    Other(1)                                  630,724     54,600     8.66
                                           ----------   --------
      Total loans                           4,387,139    378,593     8.63
                                           ----------   --------
  Mortgage loans held for sale                 26,602      1,893     7.12
  Federal funds sold and securities
     purchased under agreements to resell     178,829      8,084     4.52
  Other earning assets                          6,584        396     6.00
                                           ----------   --------
      Total earning assets and
         interest income                    6,619,785    511,108     7.72
                                                        --------
Noninterest-earning assets:
  Cash and due from banks                     317,353
  Premises and equipment, net                 141,142
  Other assets                                132,019
  Less allowance for loan losses              (52,515)
                                           ----------
      Total Assets                         $7,157,784
                                           ==========


(1) Income from tax-exempt securities and loans is included in interest income on a taxable-equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 35% and increased by 5% in recognition of the partial disallowance of interest costs incurred to carry the tax-exempt investments.

(2) Nonaccruing loans are included in their respective categories.

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                        1994
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
LIABILITIES AND SHAREHOLDERS' EQUITY             (Dollars in thousands)
Interest-bearing liabilities:
  Interest checking                        $1,289,956  $  28,315     2.20%
  Money market accounts                       723,202     19,004     2.63
  Savings deposits                          1,327,002     36,247     2.73
  Certificates of deposit:
    Consumer                                1,614,572     63,339     3.92
    Large denomination                        180,140      7,192     3.99
                                           ----------   --------
      Total interest-bearing deposits       5,134,872    154,097     3.00
  Short-term borrowings                       178,333      7,101     3.98
  Long-term indebtedness                        4,173        441    10.57
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense                5,317,378    161,639     3.04
                                                        --------
Noninterest-bearing liabilities:
  Demand deposits                           1,062,951
  Other                                        59,013
Shareholders' equity                          718,442
                                           ----------
      Total liabilities and
        shareholders' equity               $7,157,784
                                           ==========
Net interest income and
   net interest margin                                  $349,469     5.28%
                                                        ========

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES


                                                        1993
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
ASSETS                                           (Dollars in thousands)
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,863,228   $117,634     6.31%
    State and municipal obligations(1)        268,288     21,206     7.90
    Other(1)                                    2,866        215     7.50
                                           ----------   --------
      Total investment securities           2,134,382    139,055     6.51
                                           ----------   --------
  Loans, net of unearned income:(2)
    Installment                             2,669,463    254,157     9.52
    Real estate                               652,118     60,845     9.33
    Other(1)                                  597,811     47,549     7.95
                                           ----------   --------
      Total loans                           3,919,392    362,551     9.25
                                           ----------   --------
  Mortgage loans held for sale                 38,930      2,568     6.60
  Federal funds sold and securities
     purchased under agreements to resell     270,392      8,359     3.09
  Other earning assets                          6,255        372     5.95
                                           ----------   --------
      Total earning assets and
         interest income                    6,369,351    512,905     8.05
                                                        --------
Noninterest-earning assets:
  Cash and due from banks                     305,900
  Premises and equipment, net                 137,124
  Other assets                                129,245
  Less allowance for loan losses              (50,882)
                                           ----------
      Total Assets                         $6,890,738
                                           ==========


(1) Income from tax-exempt securities and loans is included in interest income on a taxable-equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 35% and increased by 5% in recognition of the partial disallowance of interest costs incurred to carry the tax-exempt investments.

(2) Nonaccruing loans are included in their respective categories.

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                        1993
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
LIABILITIES AND SHAREHOLDERS' EQUITY             (Dollars in thousands)
Interest-bearing liabilities:
  Interest checking                        $1,218,697  $  31,840     2.61%
  Money market accounts                       746,703     20,090     2.69
  Savings deposits                          1,276,937     37,432     2.93
  Certificates of deposit:
    Consumer                                1,627,982     65,460     4.02
    Large denomination                        167,697      6,353     3.79
                                           ----------   --------
      Total interest-bearing deposits       5,038,016    161,175     3.20
  Short-term borrowings                       150,951      3,563     2.36
  Long-term indebtedness                        1,374        221    16.06
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense                5,190,341    164,959     3.18
                                                        --------
Noninterest-bearing liabilities:
  Demand deposits                             990,007
  Other                                        58,929
Shareholders' equity                          651,461
                                           ----------
      Total liabilities and
        shareholders' equity               $6,890,738
                                           ==========
Net interest income and
   net interest margin                                  $347,946     5.46%
                                                        ========

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                                            1995 Compared to 1994
                                             Increase (Decrease)
                                              Due to Change in
                                       ------------------------------
                                                               Total
                                        Average    Average   Increase
                                        Volume      Rate    (Decrease)
                                       --------   --------   --------
Interest income                                (In thousands)
---------------
Investment securities-held to maturity:
  U.S. Government and
   its agencies                        $ (1,343)  $  2,222   $    879
  State and municipal obligations*         (528)      (491)    (1,019)
  Other*                                    316        (82)       234
                                       --------   --------   --------
    Total investment securities          (1,555)     1,649         94
                                       --------   --------   --------
Loans:
  Installment                            17,432      3,219     20,651
  Real estate                            22,830        309     23,139
  Other*                                  9,316      5,898     15,214
                                       --------   --------   --------
    Total loans                          49,578      9,426     59,004
                                       --------   --------   --------
Mortgage loans held for sale               (806)       142       (664)
Federal funds sold and securities
  purchased under agreements
  to resell                               6,228      4,682     10,910
Other earning assets                        161         31        192
                                       --------   --------   --------
    Total interest income                53,606     15,930     69,536
                                       --------   --------   --------
Interest expense
----------------
Interest checking                           501     (1,466)      (965)
Money market accounts                      (166)     3,167      3,001
Savings deposits                         (2,018)    (1,319)    (3,337)
Certificates of deposit:
  Consumer                               18,710     25,711     44,421
  Large denomination                      4,239      2,977      7,216
                                       --------   --------   --------
    Total interest-bearing deposits      21,266     29,070     50,336
Short-term borrowings                     1,011      2,630      3,641
Long-term indebtedness                      (96)       (18)      (114)
                                       --------   --------   --------
    Total interest expense               22,181     31,682     53,863
                                       --------   --------   --------
Net interest income                    $ 31,425   $(15,752)  $ 15,673
                                       ========   ========   ========
*Fully taxable-equivalent basis

  The increase or decrease due to a change in average volume has been determined by multiplying the change in average volume by the average rate during the preceding period, and the increase or decrease due to a change in average rate has been determined by multiplying the current average volume by the change in average rate.
EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                                            1994 Compared to 1993
                                             Increase (Decrease)
                                              Due to Change in
                                       ------------------------------
                                                               Total
                                        Average    Average   Increase
                                        Volume      Rate    (Decrease)
                                       --------   --------   --------
Interest income                                (In thousands)
---------------
Investment securities-held to maturity:
  U.S. Government and
   its agencies                        $ (5,389)  $ (7,544)  $(12,933)
  State and municipal obligations*       (2,187)    (1,731)    (3,918)
  Other*                                    (54)        (8)       (62)
                                       --------   --------   --------
    Total investment securities          (7,630)    (9,283)   (16,913)
                                       --------   --------   --------
Loans:
  Installment                            39,947    (29,309)    10,638
  Real estate                             1,424     (3,071)    (1,647)
  Other*                                  2,618      4,433      7,051
                                       --------   --------   --------
    Total loans                          43,989    (27,947)    16,042
                                       --------   --------   --------
Mortgage loans held for sale               (813)       138       (675)
Federal funds sold and securities
  purchased under agreements
  to resell                              (2,831)     2,556       (275)
Other earning assets                         20          4         24
                                       --------   --------   --------
    Total interest income                32,735    (34,532)    (1,797)
                                       --------   --------   --------
Interest expense
----------------
Interest checking                         1,862     (5,387)    (3,525)
Money market accounts                      (632)      (454)    (1,086)
Savings deposits                          1,468     (2,653)    (1,185)
Certificates of deposit:
  Consumer                                 (539)    (1,582)    (2,121)
  Large denomination                        471        368        839
                                       --------   --------   --------
    Total interest-bearing deposits       2,630     (9,708)    (7,078)
Short-term borrowings                       646      2,892      3,538
Long-term indebtedness                      450       (230)       220
                                       --------   --------   --------
    Total interest expense                3,726     (7,046)    (3,320)
                                       --------   --------   --------
Net interest income                    $ 29,009   $(27,486)  $  1,523
                                       ========   ========   ========
*Fully taxable-equivalent basis

  The increase or decrease due to a change in average volume has been determined by multiplying the change in average volume by the average rate during the preceding period, and the increase or decrease due to a change in average rate has been determined by multiplying the current average volume by the change in average rate.
STATEMENT OF INCOME
-------------------

NET INTEREST INCOME

   The tables on pages 14 through 19 detail the increase in earning assets, interest-bearing liabilities and demand deposits for the last three years, along with the related levels of fully taxable-equivalent interest income and expense. The variance in interest income and expense caused by differences in average balances and rates is shown on pages 20 and 21.
   As the Federal Reserve reacted to a slightly weaker economy and the lack of an inflation threat, interest rates declined steadily throughout 1995. They gave up almost all of the approximately 250 basis point increase they had achieved in 1994. In the beginning of the year, some banks experienced strong commercial loan demand and needed to attract deposits to fund these loans. Later in the year, the continued surge in the stock market attracted bank deposits as consumers pursued the higher returns available in the market. Consequently, as banks sought to maintain their deposit funding sources, deposit interest rates did not decline as rapidly as did the interest rates on loans and investments.
   At First Virginia, the net interest margin declined steadily during the year as interest rates on deposits did not drop as fast as the yield on consumer loans and investment securities. The margin for the full year declined 28 basis points to 5.00% from the 5.28% rate maintained in 1994. During the fourth quarter, the margin dropped below 5.00% for the first time since 1977. It is anticipated that the margin will stay below 5.00% for a portion of 1996 until interest rates on deposits catch up with the decline in rates on loans and investments. Further improvement in the margin is anticipated in 1996 if a modestly growing economy and the expansion of the corporation's indirect automobile loan production offices into additional market areas cause an increase in loan demand.

Net Interest Margin Chart
(the higher, the better)
                                National
             First   Southern     Peer
           Virginia  Regionals   Group
           --------  ---------  --------
1995          5.00%      4.38%     4.58%
1994          5.28%      4.45%     4.50%
1993          5.46%      4.69%     4.62%
1992          5.46%      4.64%     4.69%
1991          5.03%      4.39%     4.42%

Southern Regionals: Banking companies with assets over $2 billion (32 in
1995)

National Peer Group: Banking companies with assets of
                     between $5 and $10 billion (20 in 1995)

Source: Keefe, Bruyette & Woods


   Despite the decline in the net interest margin, net interest income increased 4.5%. This was caused by an increase in average earning assets of 10.1% as a consequence of the acquisition in late 1994 of Farmers National Bancorp. Interest income from loans increased 15.6% due to an increase in yield of 20 basis points and a 13.0% increase in average outstanding balances. The corporation experienced very strong loan growth in early 1994 that helped to increase average loans for 1995. It also benefitted from the loans acquired from Farmers National Bancorp.
   Interest income from securities remained relatively unchanged despite a 1.3% decline in average outstanding balances. The combination of strong loan demand in 1994 and modest deposit growth caused the corporation to fund part of its 1994 loan growth from securities maturing in its investment portfolio. By the third quarter of 1995, however, a new combination of deposits purchased from Citizens Federal and a weaker loan demand meant additional funds were placed in the investment portfolio, causing it to grow again.
  Interest expense increased 33.3%, due in part to the acquisition of deposits from Farmers National and Citizens Federal, and increased the cost of funds 63 basis points to 3.67%. In mid-1994 a significant shift in the composition of deposits began to occur as consumers moved deposits out of lower-yielding savings accounts and into higher-cost certificates of deposit. This continued into 1995 as consumer savings accounts declined 5.6% and certificates of deposit increased 32.5%, including the $220.5 million purchased from Citizens Federal. It is anticipated that this trend will continue into 1996 as consumers react to declining interest rates by seeking alternative, higher-cost certificates of deposit to maximize their interest. Lower-cost transaction accounts grew during the year as demand accounts advanced 9.9% and interest checking accounts advanced 1.8%. The corporation's extensive branch structure and convenient locations create a strong sales base for these types of accounts.

PROVISION FOR LOAN LOSSES

   The provision for loan losses increased $1.878 million to $8.341 million or 29% during 1995, after remaining unchanged in 1994. The corporation enjoyed exceptionally low net charge-offs of under 13 basis points in 1994 and 1993 because of a higher quality loan portfolio and the strong economic cycle. As a result, the allowance for loan losses was gradually reduced from 1993 to early 1995 to 1.15% of outstanding loans, which contributed to the reduction in the provision in 1994 and 1993. The allowance for loan losses covered net charge-offs 6.2 times at the end of 1995, compared to 11.9 times at the end of 1994, and covered nonperforming loans by 339.39%. Nonperforming assets represented .57% of outstanding loans at the end of 1995, compared to
 .52% at the end of 1994, and delinquencies remained essentially unchanged during both periods.
   During 1995, four factors combined to create a $4.3 million increase in net charge-offs to $9.3 million:
 1. Recoveries declined slightly from their 1994 and 1993 highs as loans charged off in the last economic cycle were collected.
 2. Farmers National and FNB Financial Corporation were included for the full year in 1995.
 3. Outstanding loans that were booked over the past several years increased.
 4. The current economic cycle, now fairly mature, increased the pace of charge-offs in all loan categories.
Despite these factors, net charge-offs are still 29% below their peak in 1991 and amounted to just .19% of outstanding loans - well below peer group averages and below First Virginia's average of .26% over the past ten years.
   Because the corporation makes approximately 78% of its loans to consumers for small amounts with regular monthly repayment schedules, it has less risk exposure to loan charge-offs than many banks. Credit card loans are made primarily to bank customers located in the corporation's trade area and contain a lesser degree of risk and delinquency than many banks' nationally solicited accounts. The balance of the corporation's loans are made primarily to small- and medium-sized businesses in the corporation's trade area and are well-secured. Less than 2% of the corporation's loans are for land development and construction and are primarily for residential or owner-occupied facilities. The corporation does not have any international, national or highly leveraged credits, nor does it have any concentration of credit in any one industry that exposes the loan portfolio to adverse risk.

NONINTEREST INCOME

   Noninterest income increased 6% in 1995 after rising by a more modest 3% in 1994. However, when the 1995 income from the newly acquired Farmers National is excluded, noninterest income rose by only 2% in 1995. First Virginia receives a greater proportion of its income from net interest income than other banking companies and has been aggressively seeking to develop more sources of noninterest fee income. For example, in 1995, the corporation successfully began two new programs it believes will produce fee income in the future and, in addition, is adding new products to further enhance fee income.
   Building on its expertise in the indirect automobile loan business, the corporation is making an automobile lease product available to its dealers. Since leasing is becoming a more popular form of financing automobile acquisitions - over 30% of new cars sold nationally are leased - this area has a great potential for future fee income. During 1995, the corporation earned $520,000 in leasing fees by originating leases for third parties, and it expects to more than double that in 1996 when the program is introduced to additional markets and automobile dealers.
   Another new product introduced in 1995 was real property title insurance, offered through the corporation's insurance agency. Despite a poor year for home equity loans, the corporation earned $218,000 in commissions with the introduction of this product. As it is offered through each of the member companies and as real estate lending increases, the volume of income from this source is expected to double in 1996. Despite the success of the newly introduced title insurance product, income from all types of insurance products was virtually unchanged in 1995 because of a 6% decline in premium income on credit life insurance. A lower level of consumer installment loan production and lower rates mandated by the state of Virginia combined to reduce income in this area.
   Service charges on deposits increased 8% in 1995, after a 5% increase in 1994, because of increased activity, higher fees and the addition of accounts from Farmers National. Most fee increases were at least equal with inflation since the corporation maintains a practice of continually reviewing fees to ensure that each line of business remains profitable. Returned check and overdraft fees, which make up slightly more than 50% of service charges on deposits, increased 11% in 1995 as a result of a modest fee increase, higher transaction volume and a weakening of the current economic cycle that caused some consumers to overdraw their accounts more frequently.
   Credit card fee income rose 2% despite an increase in average outstanding balances of 17%. In response to a more competitive market for new accounts and the retention of existing accounts, the corporation has been offering more customers a no annual fee credit card, which reduced fee income from this category by 25%. This has resulted in a greater retention of customers, however, and is more than offset through greater interest income and interchange income on the customers' charge activity.
   Trust services income rose 33% in 1995. The corporation has reorganized the trust and asset management area over the past several years, adding more sophisticated computer support and product enhancements and eliminating some lower-margin business. As a result, all categories of personal trust services enjoyed double-digit growth. Implementation of additional changes in marketing and managing these products should further enhance profitability in the future.
   Interchange income from automated teller machines (ATMs) slowed slightly in 1995 to a 3% growth after increasing in excess of 12% per year in the two previous years. Point-of-sale activity is growing rapidly as it becomes more widely accepted by consumers and offered by more merchants. This growth is expected to continue over the next several years. The corporation had a network of over 200 ATMs at the end of the year, including a number in high-traffic nonbranch locations, such as airports, shopping centers, and even temporary units used for local fairs and community events.
   Since it is the corporation's general policy to hold all of its fixed income securities to maturity, there were no security gains and losses in 1995. In 1994 and 1993, the corporation had gains of $976,000 and $711,000, respectively, from the sale of some equity securities acquired a number of years previously.
   Other noninterest income includes gains of $2.5 million in both 1995 and 1994 from the sale of mortgage servicing rights. The corporation normally sells a package of servicing rights each year rather than selling individual loans with servicing released. A higher total profit is made by packaging a group of servicing rights for sale. Excluding the sale of mortgage servicing rights, other income increased 6% in 1995, primarily because of the adoption of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," which required recognition of the value of originated mortgage servicing rights when the loan is made rather than when it is ultimately collected. In 1994, other income had declined 39% due to a 43% decline in mortgage origination income caused by reduced refinance activity. However, as mortgage loan interest rates declined at the end of 1995, refinance activity had begun to increase strongly again.


Efficiency Ratio Chart
(the lower, the better)
                                National
             First   Southern     Peer
           Virginia  Regionals   Group
           --------  ---------  --------
 1995         58.2%      60.7%     59.5%
 1994         58.5%      63.2%     63.4%
 1993         56.9%      62.6%     62.6%
 1992         58.4%      61.8%     60.0%
 1991         65.1%      64.7%     63.6%

Southern Regionals: Banking companies with assets over $2 billion (32 in
1995)

National Peer Group: Banking companies with assets of
                     between $5 and $10 billion (20 in 1995)

Source: Keefe, Bruyette & Woods

NONINTEREST EXPENSE

   First Virginia continued to manage its noninterest expenses in a highly disciplined manner. Because First Virginia has always tightly controlled its expenses and searched for the most efficient means to operate in good and bad times, it has not had to resort to large layoffs or incur massive restructuring charges that seem so common today. First Virginia's efficiency ratio improved slightly in 1995 to 58.2% from 58.5% in 1994 and remains below industry averages, despite a very large branch structure. While First Virginia has a much larger branch network than other financial institutions of comparable size, it manages the network efficiently and gathers a larger proportion of its deposits from low-cost transaction-oriented accounts generated by its many convenient branch locations.
   In 1995, noninterest expenses increased 7%, caused entirely by the acquisition of Farmers National Bancorp at the end of 1994 and thus not included in 1994 expenses. Excluding Farmers from 1995 expenses would have resulted in a 1% decline in noninterest expense. Despite five additional branches in 1995 and a growth in assets of 5%, the corporation actually had 67 fewer employees at the end of 1995 compared to 1994.
   Salaries and employee benefits increased 10% primarily due to the inclusion of Farmers in 1995 results. A decline in net income meant incentive payments to employees declined by 12%. The increase in the price of the stock, however, resulted in an $801,000 increase in expense for stock-related compensation. Health care costs continued to increase and were up 15%. Although higher health care premiums caused part of the increase, most of it was the result of the Farmers acquisition. At the end of 1995, the corporation replaced its traditional health care plan for most employees with a point-of-service plan. This is expected to both control future expense increases and provide a greater choice of benefits to employees. Retirement benefits increased 30% because of higher pension costs and greater participation by employees in the corporation's 401(k) plan.
   New branches in growing areas and the inclusion of Farmers in 1995 expense created a 13% increase in occupancy expense in 1995, which was greater than the 6% increase in expense in 1994. Equipment expense increased 3% in 1995 and 1% in 1994 as the corporation was able to absorb most of the extra processing from the Farmers acquisition with existing equipment. In updating its branch automation system, the corporation is currently installing the next generation of computer equipment. This update will permit the corporation to continue offering customers sophisticated financial services at a low cost.
   FDIC insurance expense declined $5.7 million or 41% as the Bank Insurance Fund (BIF) became fully funded at mid-year and premiums for the second half of the year were curtailed drastically. This expense should decline an additional $7.5 million in 1996 since the premium has been virtually eliminated. Congress is currently debating proposed legislation to recapitalize the Savings Association Insurance Fund (SAIF) for savings and loan deposits. Since First Virginia purchased several branches from savings and loan institutions over the past 10 years, it may be subject to a special one-time assessment to recapitalize the SAIF fund in 1996 if the legislation passes. As currently proposed, this would be approximately $1.7 million, but it would potentially reduce First Virginia's annual assessment by an additional $500,000.
   Other operating expenses increased $5.1 million in 1995 after declining 3% in 1994. The primary cause was a $3.9 million increase in the amortization of goodwill and core deposit premiums paid in connection with the acquisition of Farmers, FNB Financial and Citizens Federal Savings Bank branches. Foreclosed property expense increased slightly in 1995 after declining in 1994, but it was under $728,000 in each year. Most other categories of expense increases reflected the general rate of inflation and the acquisition of Farmers National.


PROVISION FOR INCOME TAXES

   Income tax expense increased $2.1 million in 1995, slightly greater than the increase in pretax income due to increases in state income taxes and nondeductible goodwill expense. Farmers National Bancorp operates in Maryland and is subject to a Maryland state income tax of 7%. The majority of the corporation's other banking activities are in Virginia, which does not have an income tax on banks.
   The corporation's effective tax rate increased 1.2% to 33.7% in 1995, primarily the result of the increases in state income taxes and nondeductible goodwill expense. The effective tax rate in 1994 increased .7% to 32.5% because of a decline in the proportion of nontaxable interest income received from municipal securities. Since 1982, various changes in tax laws have reduced the availability and attractiveness of tax-exempt securities for banks, and the corporation has not been able to replace maturing tax-exempt securities.


BALANCE SHEET
-------------

   The corporation's primary use of funds is to support the lending activities that generate the greatest amount of its income. The corporation's objective is to invest 70-80% of its total deposits in loans. Loan volume weakened in 1995 after strong activity in 1994. Outstanding loans at the end of 1995 were up only 1% compared to the end of 1994; however, average loans increased 13% in 1995 because 1994's strong growth carried forward into 1995. The 1994 acquisition of Farmers National also contributed to the 1995 increase in average loans. Average loans had been up 12% in 1994 compared to 1993 because of very strong loan demand in 1994. The weaker loan growth, coupled with the growth and acquisition of deposits from a thrift in the third quarter, resulted in a small expansion in the loan to deposit ratio from 70.8% in 1994 to 72.6% in 1995. The 1995 loan growth was funded primarily through growth in deposits, and in a lesser amount, from maturing investments, while most of 1994's loan growth was funded through maturing investments.
   Total assets increased to $8.222 billion, a growth of 5% over 1994's assets of $7.865 billion, due in large measure to the purchase of $220 million in deposits from Citizens Federal Savings Bank. In 1994, total assets grew 12% with the acquisition of Farmers National Bancorp and FNB Financial Corporation, which added approximately $800 million in assets.
   The table below shows the average balances of the various categories of earning assets as a percentage of total earning assets for the years indicated.


                                1995    1994    1993    1992    1991
                               ------  ------  ------  ------  ------
Loans ..................        67.96%  66.27%  61.53%  60.13%  65.31%
Securities..............        27.36   30.53   33.51   34.89   29.47
Mortgage loans held for sale      .21     .40     .61     .56     .24
Other earning assets....          .13     .10     .10     .10     .10
Overnight investments...         4.34    2.70    4.25    4.32    4.88
                               ------  ------  ------  ------  ------
                               100.00% 100.00% 100.00% 100.00% 100.00%
                               ======  ======  ======  ======  ======

LOANS

   Loans increased at a modest 1% rate in 1995 after strong growth in 1994. The national decline in automobile sales affected First Virginia's production of indirect automobile loans, causing it to decline 8% in 1995 after advancing 20% or more for each of the three previous years.
   The corporation opened its first loan production office in 1993 with very successful results. It expanded its loan production into new areas in 1995, including additional offices in North Carolina, Tennessee and South Carolina, and it intends to continue expanding this activity in the future.
   First Virginia has approximately 39% of its loan portfolio in automobile-related loans and is a full-service provider of financial services to automobile dealerships. In fact, most of this portfolio consists of loans originated by automobile dealerships to consumers purchasing new and used vehicles. First Virginia concentrates on the highest quality of automobile loans, primarily "A" and "B" credits, for new cars with a maximum life of five years. There is an approximately equal distribution between domestic and foreign automobiles in the portfolio and there is no concentration in any particular make of car.
   The corporation also makes loans directly to dealers to finance their sales inventory (called floor plan loans), which are fully secured by specific automobiles. Average floor plan loans in 1995 increased 15% and totaled $151.1 million at the end of the year. In addition, loans are made to dealers to finance their show-rooms and real estate facilities. During 1995, a leasing product was introduced that is sold through the dealers. It provides a financing alternative for consumers and gives the dealers another opportunity to make a sale. First Virginia is committed to the automobile market, regardless of the economic cycle, and it devotes its primary lending resources to this area.
   Home equity lending is the second most important source of loans for First Virginia and comprises approximately 22% of the loan portfolio. These loans are originated through the banks' branches and through a home equity mortgage loan company in areas outside the corporation's banking markets. After advancing 12% in 1994, outstanding home equity loans declined 9% in 1995 as new loan production dropped over 40% from 1994's record production. The weakening in the economy and the concern over employment prospects, particularly in the corporation's primary markets in the Washington, D.C., metropolitan area, reduced consumers' willingness to use their home equity in making significant financial commitments. First Virginia also pursues the highest quality home equity loans with high underwriting standards. This has enabled the corporation to show minimal bad debt losses. For example, the corporation typically requires a maximum loan to equity ratio of no more than 80% and does not take a second mortgage behind a jumbo first mortgage in order to reduce its risk in foreclosure.
   Residential real estate loans declined 7% in 1995, after advancing 19% in 1994, as interest rates dropped to levels the corporation did not feel warranted the long-term interest rate risk. The corporation generally limits the term of loans it will accept for its own portfolio to 15-year, fixed-rate mortgage loans or longer-term loans with rates that adjust every three to five years. The corporation generally does not invest in adjustable-rate mortgages because of the substantial prepayment risk and low initial rates generally associated with such loans.
   Revolving credit loans, including credit cards, continued to grow rapidly. ln 1995, they increased 9% following a 17% rise in 1994. First Virginia has generally not aggressively promoted its cards through initial low "teaser" rates but has, instead, offered one of the best low fixed-rate, no-annual-fee card products in its market. This has resulted in a more stable cardholder base and an increased penetration rate in acquiring new accounts. The corporation limits its solicitation efforts primarily to the geographic area of its member banks.
   Commercial loans grew on average by 17% in 1995. The acquisition of Farmers, a more commercially oriented lender, was a primary cause for the increase. Total loans were up only 1% from the end of 1994 to the end of 1995. In 1994 average commercial loans grew 6%. Floor plan loans to automobile dealers comprise 32% of commercial loans at year-end. These loans are made to the highest quality automobile dealers and are subject to periodic inventory audits and at least an annual financial review. The corporation's other major commercial lending areas include loans to government contractors, secured by receivables from the U.S. Government, and church and country club loans. Other commercial loan activity was modest in both 1994 and 1995 because of increased competition for attractive commercial loans.
   Real estate development and construction loans declined 20% in 1995 after a 35% increase in 1994 because several projects were successfully completed. These loans comprise less than 25% of the total loan portfolio and are primarily made to established developers on residential properties with strong sales. Commercial mortgage loans increased 5% and are composed almost entirely of owner-use properties carrying floating or adjustable interest rates. In 1994, commercial real estate loans rose 55% with the acquisition of Farmers National Bancorp, an active lender in commercial properties.

                                    LOANS

                                             December 31
                         1995       1994       1993       1992       1991
                      ---------- ---------- ---------- ---------- ----------
                                             (In thousands)
Consumer:
 Automobile...........$1,836,603 $1,725,928 $1,429,750 $1,209,832 $1,073,325
 Home equity, fixed-
  and variable-rate    1,091,858  1,198,087  1,072,379    999,877    928,657
 Revolving credit loans,
  including credit cards 207,931    190,103    161,995    163,711    166,961
 Other.........          300,157    260,989    152,793    164,208    166,686
Real estate:
 Construction and
  land development        97,974    122,737     90,823    109,378    109,809
 Commercial mortgage.    489,225    465,943    301,315    284,579    257,944
 Residential mortgage..  470,994    504,823    424,580    468,909    379,750
 Other, including
  Industrial Development
  Authority loans         68,431     61,876     63,082     69,898     70,204
Commercial               474,903    466,708    321,428    311,876    336,201
                      ---------- ---------- ---------- ---------- ----------
Loans, net of
 unearned income      $5,038,076 $4,997,194 $4,018,145 $3,782,268 $3,489,537
                      ========== ========== ========== ========== ==========

Loans and other assets which were not performing in accordance with their original terms are discussed on several of the following pages under the caption NONPERFORMING ASSETS.

INVESTMENT SECURITIES

   The investment portfolio declined on average by 1% in 1995, despite the acquisition of Farmers National, because of the growth in the loan portfolio. By mid-year, however, deposit growth was sufficient and loan volume had moderated to allow a renewed expansion in the portfolio. In 1994, the investment portfolio declined 5% as it was permitted to mature without reinvestment to fund loan growth.
   The corporation places primary importance on safety and liquidity in the investment portfolio. Accordingly, most of the portfolio is invested in U.S. Government and agency securities with a maximum life of five years. At the end of 1995 and 1994, the average life of the portfolio was just under two years. At December 31, 1995, U.S. Government and agency securities comprised 91% of the securities portfolio. This percentage has been gradually increasing since 1982 when changes in federal income tax laws reduced the tax benefits derived by banks in investments in municipal securities. The limited availability of bank-qualified municipal securities and the reduction in yield caused by the loss of tax benefits has generally made municipal securities less attractive to the corporation. First Virginia has generally limited its investments in municipal securities to publicly issued municipal securities with a rating of A1 or better or to unrated, general-obligation municipal securities of municipalities in its market areas with which it is familiar.
   The corporation generally does not invest in mortgage-backed securities or collateralized mortgage obligations because of their unpredictable cash flows and maturities and the corporation's own emphasis on liquidity. It does not invest in structured notes or other types of derivative securities and has constructed its portfolio in a "laddered" approach so an approximately equal amount matures each month.
   During 1994, the corporation adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities." The corporation has classified virtually 100% of its investment portfolio as "held to maturity." It intends to hold its securities until their stated maturity and has the ability to do so. At the end of 1995, approximately $65 million in securities were reclassified out of the held to maturity portfolio and into the available for sale portfolio as permitted by a transition provision of SFAS No. 115. This was done to utilize some capital loss carry-forwards and some changes in Maryland state income tax laws. The reclassification is not a change in the corporation's policy to hold all of its securities to maturity; however, it is the intention of the corporation to sell these securities during 1996 to take full advantage of available tax incentives.
   With the reclassification of securities to the available for sale category, shareholders' equity has been increased by $1.634 million in recognition of the change in market value of this component of the portfolio.

OVERNIGHT INVESTMENTS

   Overnight investments, consisting primarily of federal funds sold and securities repurchase agreements are generally governed by the size of normally anticipated deposit swings and loan demand. In addition, the amount of customer repurchase agreements is generally covered by investments in overnight securities. In 1994, overnight investments declined 34% as the corporation utilized some of the liquidity in this asset to temporarily fund loan growth. ln 1995, average overnight investments increased 77% to a more normal level of $317 million.

DEPOSITS

   Deposit growth continued to be sluggish in 1995 as the competition for funds from other banks remained high. Higher commercial loan activity by other banks increased demand for funds and kept interest rates on most deposit products relatively high, particularly compared to the decline in rates on loans and investment securities. The stock market also experienced a big increase in 1995, creating strong consumer demand for mutual funds and placing further pressure on deposit growth. Overall, average deposits increased 10% in 1995 compared to a 3% growth in 1994; however, almost all of the 1995 growth was a result of the purchase of Farmers National and the deposits from Citizens Federal Savings Bank.
   The corporation's extensive branch system has enabled it to acquire low-cost consumer core deposits through its convenient neighborhood locations. In 1992 and 1993, there was a large shift by consumers out of higher-cost certificates of deposit and into lower-cost money market and savings accounts. From 1991 to its peak in 1993, savings accounts increased $688 million to $1.276 billion. They began falling in 1994 and 1995 as interest rates declined and certificates of deposit became relatively more attractive. In 1995 average savings accounts declined 6% to $1.253 billion. Similarly, insured money market accounts, which peaked in early 1993, declined 4% from 1993 to 1995. This shifting will probably continue into 1996 as some of this money migrates back to higher-yielding certificates of deposit.
   Average demand deposits grew 10%, after growing 7% in 1994. Most of this growth came from the acquisition of Farmers National as actual balances at the end of 1995 were virtually unchanged from the end of 1994. Interest checking accounts grew at a slower pace of 2% in 1995. The corporation obtains a higher proportion of its deposits from these sources than most other banks, with demand accounts equaling 17.1% of deposits and interest checking, an additional 19.2%.

Average Deposits Pie Chart
(Millions of Dollars)
                                 1995      1994      1993
                               --------  --------  --------
Noninterest Bearing            $1,168.6  $1,063.0  $  990.0
Interest Checking               1,312.8   1,290.0   1,218.7
Savings                         1,253.1   1,327.0   1,276.9
Money Market                      716.9     723.2     746.7
Consumer CDs                    2,091.5   1,614.5   1,628.0
Large Denomination CDs            286.3     180.1     167.7
                               --------  --------  --------
                               $6,829.2  $6,197.8  $6,028.0
                               ========  ========  ========

   Consumer certificates of deposit increased 30% in 1995 after declining slightly in the two previous years as customers switched out of savings and money market accounts. The shorter-maturity certificates still remain the most popular, with those maturing between 9 to 24 months receiving the most growth. The yield curve was fairly flat throughout 1995, so shorter-term certificates were attractively priced compared to longer-term certificates. Large denomination certificates of deposit increased 59% to $286.3 million, following a 7% increase in 1994. These deposits are mostly from high net worth consumers and not from purchased sources as the corporation does not aggressively pursue deposits from jumbo sources. These deposits generally bear the same or lower rate than the corporation's smaller denomination consumer certificates. The corporation does not purchase brokered deposits nor does it solicit deposits outside of its primary market areas. Maturity ranges for certificates of deposit with balances of $100,000 or more on December 31, 1995, were (in thousands):

One month or less..............................................  $ 27,905
After one month through three months...........................    72,742
After three through six months ................................    67,337
After six through twelve months ...............................    93,294
Over twelve months.............................................    57,746
                                                                 --------
                                                                 $319,024
                                                                 ========

OTHER INTEREST-BEARING LIABILITIES

   Short-term borrowings consist primarily of commercial paper issued by the parent company and securities sold by the member banks with an agreement to repurchase them on the following business day. These short-term obligations are issued principally as a convenience to customers in connection with their cash management activities. Average short-term borrowings from these sources increased 14% in 1995 and 18% in 1994, and reflect the increase in the number of commercial customers under cash management.
   Long-term debt is comprised of capitalized lease obligations on branch office facilities that are not subject to prepayment and on one equipment note for the purchase of the corporation's main-frame computer.
   A shelf registration for the issuance of $50 million of senior notes was filed with the Securities and Exchange Commission in 1989. Moody's has indicated that the notes, when and if issued, will have a rating of A-1. The corporation's commercial paper is rated P-1 by Moody's and A-1 by Standard & Poor's, and the lead bank's certificates of deposit are rated A+/A-1 by Standard & Poor's and Aa3 by Moody's, the highest rating of any bank's deposits in the corporation's market area.


Return on Total Average Equity Chart
(the higher, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1995        13.34%     15.21%    14.70%
 1994        15.76%     15.28%    14.93%
 1993        17.81%     15.66%    15.81%
 1992        17.03%     14.27%    14.71%
 1991        13.44%     11.53%    12.81%

Southern Regionals: Banking companies with assets over $2 billion (32 in
1995)

National Peer Group: Banking companies with assets of between $5 and $10 billion (20 in 1995)
   Source: Keefe, Bruyette & Woods


SHAREHOLDERS' EQUITY

   First Virginia maintains its capital at one of the highest levels relative to other banks in the country. The ratio of shareholders' equity to assets averaged 10.53% during 1995, compared to an average of 8.625% for similar banks in its peer group of banks with assets between $5- to 10-billion according to Keefe, Bruyette & Woods. The corporation's Tier 1 leverage ratio declined slightly during 1995 to 9.63% from 10.25% in 1994 because of the acquisition of deposits from Citizens Federal Savings Bank at a premium. Intangible assets, such as this deposit premium, are deducted from capital in calculating the leverage ratio. Nevertheless, this level of capital exceeds the regulatory minimum of 3.0% by over three times and gives the corporation considerable capital for growth and safety. Each of the corporation's individual banks maintains capital ratios well in excess of regulatory minimums, and all qualify as "well capitalized" banks, allowing them the lowest FDIC premium rate and freedom to operate without restrictions from regulatory bodies.
   During 1994, the Board of Directors approved the repurchase of 2.7 million shares of the corporation's common stock and at December 31, 1995, approximately 1.8 million, or 5.6% of outstanding shares at the time the repurchase program was announced, had been repurchased. Purchases under this plan slowed considerably during 1995 to only 146,800 shares because of the 30% increase in the stock price. In 1994, the corporation issued 3.2 million shares in connection with the acquisition of two bank holding companies accounted for as purchases.
   First Virginia and its subsidiary banks are required to comply with capital adequacy standards established by the Federal Reserve and the FDIC. The corporation exceeded the additional regulatory risk-based capital requirements by wide margins, due in part to the high level of capital and in part to the conservative nature of the corporation's assets. The Tier 1 risk-based capital ratio increased 66 basis points to 15.42% during 1995, and the Tier 2 or total risk-based capital ratio advanced 61 basis points to 16.57%. Regulatory minimums of 4.0% and 8.0%, respectively, are exceeded by substantial margins.


Asset Quality
-------------

   The corporation has a number of policies to ensure that lending and investment activities expose the bank to a minimum of risk while producing a profit consistent with the exposure to risk. These policies are reviewed constantly by the corporation's senior management, and each member bank's internal loan monitoring system provides a detailed monthly report of production, delinquencies, and nonperforming and potential problem loans. This careful monitoring has resulted in a consistent record of low delinquencies and charge-offs as well as few non-performing loans in relation to the entire loan portfolio.
   The corporation has no foreign or highly leveraged transaction loans, and loans are only made within the trade areas of the member banks or in adjacent states where the corporation maintains loan production offices generating high-quality consumer installment loans. Loans are generally not participated with or purchased from banks outside of the First Virginia system. In addition, participations between banks within the First Virginia system must first be participated with the corporation's lead bank where a second comprehensive loan review process is performed. Approximately 78% of the corporation's loans are made to consumers and are normally secured by personal or real property.
   First Virginia has no significant concentrations of credit to a single industry or borrower and its loans are spread throughout its market area. The corporation's legal lending limit to any one borrower is approximately $130 million; however, it generally limits its loans to any one borrower and related interests to $15 million. In special cases, the corporation may exceed its internal guideline from time to time.
   One of the corporation's specialty loan areas is the automobile finance area, and loans are made to consumers both directly in the branches of the member banks and indirectly through automobile dealerships. Roughly 36% of the total loan portfolio is comprised of consumer automobile loans, but because the loan amounts are relatively small and spread across many individual borrowers, the risk of any major charge-offs is minimized. The automobile loans produced by the corporation consist primarily of the highest quality loans, commonly referred to in the industry as "A" and "B" quality loans. These loans contain substantially less risk characteristics than lower quality "C" and "D" subprime loans and have lower delinquency, charge-off and collection costs. During periods of economic weakness, the subprime loan categories generate very high delinquencies and charge-offs. However, the high quality loans the corporation specializes in experience only modestly higher delinquencies and charge-offs in recessions compared to periods of strong economic growth. The corporation also makes loans directly to high-quality automobile dealers to finance their inventories, and it has never experienced any losses in this area.


NONPERFORMING ASSETS

   Nonperforming assets increased $2.8 million to $29.0 million after declining steadily in each of the preceding four years. Nonperforming assets were .57% as a percentage of total loans plus nonperforming assets, up slightly from the .52% at the end of 1994 but significantly below the .70% for comparably sized banks in the Southern region of the country. Foreclosed properties declined 9% in 1995 as a number of properties were sold. In 1994, foreclosed properties had increased 20% due entirely to the acquisition of Farmers National Bancorp and would have declined 12% excluding properties acquired from the merger with Farmers. The corporation had no foreclosed commercial real estate in the Washington, D.C., area market.
   The table below shows the total of nonperforming loans at the end of the past five years. Experience has shown that actual losses on nonperforming assets are only a small percentage of such assets. The corporation expects to recover virtually all of its nonperforming assets, many with full interest.



                            Nonperforming Assets

                                              December 31
                                1995     1994     1993     1992     1991
                               -------  -------  -------  -------  -------
                                             (In thousands)
Nonaccruing loans ........     $17,066  $15,286  $18,387  $20,453  $17,425
Restructured loans........       4,260    2,478    2,175    1,139    1,337
Properties acquired
 by foreclosure...........       7,680    8,478    7,086   11,099   16,160
                               -------  -------  -------  -------  -------
  Total...................     $29,006  $26,242  $27,648  $32,691  $34,922
                               =======  =======  =======  =======  =======
Percentage of total loans and
 foreclosed real estate           .57%     .52%     .68%     .85%     .99%

Loans 90 days past due....     $ 6,262  $ 4,881  $ 2,752  $ 4,595  $ 8,935
                               =======  =======  =======  =======  =======

Percentage of total loans.        .12%     .10%     .07%     .12%     .25%


   Loans past due 90 days or more totaled $6.3 million at the end of 1995, an increase of 28% compared to 1994; however, this represented only .12% of outstanding loans, which was up slightly compared to the prior year's .10%, but was significantly below historic and national averages. No particular loan or category of loans accounted for the increase. Loans past due over 30 days increased 22 basis points over 1994 to .69% of outstanding loans and have been slowly increasing throughout 1995. All categories of loans have participated in this increase, and it reflects the gradual weakening of the economy. These levels are still significantly below industry averages and reflect the high overall quality of the corporation's loan portfolio.
   A loan generally is classified as nonaccrual when full collectibility of principal or interest is in doubt; when repossession, foreclosure or bankruptcy proceedings are initiated; or when other legal actions are taken. In the case of installment loans, a loan is placed in nonaccrual if payments are delinquent 120 days, and for other loans after payments are delinquent for 90 days. Credit card loans are charged off if they are 180 days past due. If collateral on a loan is sufficient to insure full collection of principal and interest, an exception to the general policy might be made. Loans may also be placed in a nonaccruing status at any time prior to that indicated above if the corporation anticipates that interest or principal will not be collected.

Nonperforming Asset Ratios Chart
(the lower, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1995         0.57%      0.70%     0.58%
 1994         0.52       0.68      0.67
 1993         0.68       1.19      0.96
 1992         0.85       2.62      1.58
 1991         0.99       2.49      2.22


Reserve Coverage Ratios Chart
(the higher, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1995          272%       362%      334%
 1994          331        336       321
 1993          248        235       256
 1992          229        161       204
 1991          239        139       134


Net Charge-Offs Ratios Chart
(the lower, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1995         0.19%      0.21%     0.19%
 1994         0.11       0.17      0.20
 1993         0.13       0.33      0.31
 1992         0.35       0.78      0.66
 1991         0.38       0.96      0.89

Southern Regionals: Banking companies with assets over $2 billion (32 in
1995)

National Peer Group: Banking companies with assets of between $5 and $10 billion (20 in 1995)
   Source: Keefe, Bruyette & Woods

ALLOWANCE FOR LOAN LOSSES

   The allowance for loan losses is maintained at a level that management believes is adequate to absorb potential losses in the loan portfolio. Management's methodology in determining the adequacy of the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the growth and composition of the loan portfolio. Every commercial loan is reviewed and rated at least annually, and trends in the total portfolio are examined for potential deterioration in overall quality.
   The corporation has reduced the allowance steadily over the past several years from a high of 1.30% in 1992 to 1.15% at the end of 1995 - a 3 basis point decline from the end of 1994. This reduction reflects the improvement in the corporation's net charge-off rate from .38% in 1991 to .19% in 1995 and declines in nonperforming assets and delinquencies. The quality of the corporation's loan portfolio has improved over the past ten years as it has stressed higher-quality automobile and home equity loans. The allowance covered net charge-offs 6.2 times at the end of 1995 and amounted to 272% of nonperforming loans. Most of the corporations loans are small, homogeneous loans to consumers with regular monthly repayment schedules, and accordingly, none of the allowance has been allocated to specific credits.
   The corporation constantly monitors the level of the allowance considering its long-term experience and short-term individual requirements. The allowance is charged when management determines that the prospect of recovery of the principal of a loan has significantly diminished. Subsequent recoveries, if any, are credited to the allowance. If asset quality and loan charge-offs remain at the current low levels, the corporation intends to maintain an allowance for loan losses in the 1.15 to 1.20% range. Management believes the allowance is adequate to absorb any potential unidentified losses.
   After improving in 1993 and 1994 to historic low amounts, net charge-offs increased 88% in 1995. However, the net charge-off rate was only .19% of loans, below the corporation's ten-year average of .26%, and lower than industry averages. All categories of gross charge-offs increased by double digits, with the largest component of charge-offs comprised of credit card loans. Net charge-offs of credit card loans increased 58 basis points to 3.19%, caused by a large increase in the number of bankruptcies, as the economy softens and bankruptcy becomes an easier option for many consumers. Nevertheless, the corporation's charge-off ratio for credit cards is significantly below those for most banks, as it generally pursues only customers within its banks' trade areas and does not solicit accounts on a nationwide basis.
   Net charge-offs in the corporation's two largest lending areas - indirect automobile and home equity loans - increased in 1995 to .10% and .02%, respectively, but are still extremely low by any standard. Delinquencies have increased slightly, but the overall credit quality of the portfolios is so high and the volume of problem credit so low that virtually any increase in net charge-offs or delinquencies would result in a large percentage increase in these ratios. An analysis of the activity in the allowance for loan losses for each of the last five years is presented in the following table.

                          Allowance for Loan Losses

                                                December 31
                                  1995     1994     1993     1992     1991
                                 -------  -------  -------  -------  -------
                                               (In thousands)
Balance at beginning of year     $58,860  $50,927  $49,340  $44,817  $43,917
Balances of acquired banks          -       6,412      259     -        -
Provision charged to
 operating expense........         8,341    6,463    6,450   17,355   14,024
                                 -------  -------  -------  -------  -------
    Total ................        67,201   63,802   56,049   62,172   57,941
                                 -------  -------  -------  -------  -------
Charge-offs:
 Consumer:
  Credit card.............         6,326    4,677    4,516    4,852    4,756
  Indirect automobile.....         3,288    2,396    2,827    5,139    7,062
  Other...................         1,551    1,222    1,464    2,758    3,291
 Real estate..............           155       98       39      473      201
 Commercial...............         1,401      363      365    3,298    1,176
                                 -------  -------  -------  -------  -------
    Total ................        12,721    8,756    9,211   16,520   16,486
                                 -------  -------  -------  -------  -------
Recoveries:
 Consumer:
  Credit card.............           845      856      758      632      516
  Indirect automobile.....         1,644    1,988    2,102    2,024    1,807
  Other...................           696      730      765      813      681
 Real estate..............             6        3       17       18       53
 Commercial...............           251      237      447      201      305
                                 -------  -------  -------  -------  -------
    Total ................         3,442    3,814    4,089    3,688    3,362
                                 -------  -------  -------  -------  -------
Net charge-offs deducted..         9,279    4,942    5,122   12,832   13,124
                                 -------  -------  -------  -------  -------
Balance at end of year ...       $57,922  $58,860  $50,927  $49,340  $44,817
                                 =======  =======  =======  =======  =======

Net Loan Losses (Recoveries) to
 Average Loans by Category:
 Credit card..............          3.19%    2.61%    2.80%    3.11%    2.96%
 Indirect automobile......           .10      .03      .06      .29      .50
 Other consumer...........           .06      .03      .05      .16      .23
 Real estate..............           .02      .01      -        .07      .03
 Commercial...............           .16      .02     (.01)     .50      .14
                                 -------  -------  -------  -------  -------
Total Loans...............           .19%     .11%     .13%     .35%     .38%
                                 =======  =======  =======  =======  =======

Percentage of allowance for loan
 losses to year-end loans.          1.15%    1.18%    1.27%    1.30%    1.28%

LIQUIDITY AND SENSITIVITY TO INTEREST RATES
-------------------------------------------

   The primary functions of asset/liability management are to ensure adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities. Liquidity management involves the ability to meet the cash flow requirements of the corporation's loan and deposit customers. Interest-rate-sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The corporation does not hedge its position with swaps, options or futures but instead maintains a highly liquid and short-term position in all of its earning assets and interest-bearing liabilities. In order to meet its liquidity needs, the corporation schedules the maturity of its investment securities so that approximately an equal amount will mature each month. The weighted-average life of the securities portfolio at the end of 1995 and 1994 was just under 24 months. Because the corporation views its securities portfolio primarily as a source of liquidity and safety, it does not necessarily react to changes in the yield curve in an attempt to enhance its yield. Accordingly, the average life of the portfolio does not change much as the corporation maintains a constant approach to its portfolio and invests primarily in U.S. Government and agency securities with a life no greater than five years. Municipal securities are also generally limited to lives of no more than five years but due to availability and other factors are occasionally purchased in serial issues with longer lives. The maturity ranges of the securities and the average taxable-equivalent yields as of December 31, 1995, are shown in the following table.


                                U.S. Government    State and
                                and its Agencies   Municipal       Other
                                ---------------  -------------  ------------
                                  Amount  Yield   Amount Yield  Amount Yield
                                ---------- ----  -------- ----  ------- ----
                                              (Dollars in thousands)
One year or less..............  $  594,867 5.9%  $ 58,387 4.6%  $ 7,437  5.1%
After one year through
     five years                  1,323,475 6.0    120,546 4.5       951  5.5
After five through ten years..         314 8.8     16,477 4.6        21 10.0
After ten years...............       2,021 8.3      3,670 6.1        54  9.2
                                ----------       --------       -------
Total ........................  $1,920,677 6.0%  $199,080 4.5%  $ 8,463  5.5%
                                ==========       ========       =======

Weighted-average maturity.....  23 months        28 months

   A cash reserve consisting primarily of overnight investments is also maintained by the parent company to meet any contingencies and to provide additional capital, if needed, to the member banks.
   Most of the corporation's loans are fixed-rate installment loans to consumers and mortgage loans with maturities longer than the deposits by which they are funded. A degree of interest rate risk is incurred if the interest rate on deposits should rise before the loans mature. However, the substantial liquidity provided by the monthly repayments on these loans can be reinvested at higher rates that largely reduce the interest rate risk. Home equity lines of credit have adjustable rates that are tied to the prime rate. Many of the loans not in the installment or mortgage categories have maturities of less than one year or have floating rates that may be adjusted periodically to reflect current market rates. These loans are summarized in the following table.


                                                   Between
                                         1 year    1 and 5   After
                                         or less    years   5 years    Total
                                        --------  --------  -------  --------
                                                 (In thousands)

Maturity ranges:
 Commercial, financial and other...     $383,883  $148,912  $67,567  $600,362
 Construction and land development.       28,743    60,405    8,826    97,974
                                        --------  --------  -------  --------
Total .............................     $412,626  $209,317  $76,393  $698,336
                                        ========  ========  =======  ========

Floating-rate loans:
 Commercial, financial and other...               $ 77,485  $26,771  $104,256
 Construction and land development.                 59,547    5,941    65,488
                                                  --------  -------  --------
Total .............................               $137,032  $32,712  $169,744
                                                  ========  =======  ========

   First Virginia's Asset/Liability Committee is responsible for reviewing the corporation's liquidity requirements and maximizing the corporation's net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Liquidity requirements are reviewed in detail for each of the corporation's individual banks, however, overall asset/liability management is performed on a consolidated basis in order to achieve a consistent and coordinated approach.
   One of the tools the corporation uses to determine its interest rate risk is gap analysis. Gap analysis attempts to examine the volume of interest-rate sensitive assets minus interest-rate sensitive liabilities. The difference between the two is the interest-sensitivity gap, and it indicates how future changes in interest rates may affect net interest income. Regardless of whether interest rates are expected to increase or fall, the objective is to maintain a gap position that will minimize any changes in net interest income. A negative gap exists when the corporation has more interest-sensitive liabilities maturing within a certain time period than interest-sensitive assets. Under this scenario, if interest rates were to increase it would tend to reduce net interest income.
   At December 31, the corporation had a negative interest rate gap in the short term (under six months) of approximately 35% of earning assets, which reduced to 29% in 12 months. Technically, the corporation may reprice interest checking, savings and insured money markets at any time and, accordingly, they have been classified in the 1-30 day sensitivity category in the accompanying table. While these accounts have in the last two years been somewhat more subject to repricing than in prior years, the degree and frequency of movement is limited, and they are much less sensitive than contractually possible. The table on the following pages shows the corporation's interest-sensitivity position at December 31, 1995.

INTEREST-SENSITIVITY ANALYSIS

                                    1 to 30-Day  1 to 90-Day  1 to 180-Day
                                    Sensitivity   Sensitivity  Sensitivity
                                    ------------ ------------ ------------
                                             (Dollars in thousands)
Earning assets:
  Loans, net of unearned income.... $   831,050  $ 1,132,784  $ 1,501,664
  Investment securities............      17,085      116,966      285,087
  Federal funds purchased and
    securities purchased under
    agreements to resell...........     235,000      235,000      235,000
  Other earning assets.............        -            -            -
                                    ------------ ------------ ------------
      Total earning assets.........   1,083,135    1,484,750    2,021,751
                                    ------------ ------------ ------------

Funding sources: (1)
  Non-interest bearing
    demand deposits................        -            -            -
  Interest checking accounts.......   1,342,482    1,342,482    1,342,482
  Money market accounts............     710,114      710,114      710,114
  Savings deposits.................   1,184,298    1,184,298    1,184,298
  Consumer certificates of deposit.     213,001      567,433      976,736
  Large denomination certificates
    of deposit.....................      27,905      100,647      167,984
  Short-term borrowings............     209,719      209,719      209,719
  Long-term borrowings.............        -            -            -
                                    ------------ ------------ ------------
      Total funding sources........   3,687,519    4,114,693    4,591,333
                                    ------------ ------------ ------------
Interest-sensitivity gap........... $(2,604,384) $(2,629,943) $(2,569,582)
                                    ============ ============ ============
Interest-sensitivity gap as a
  percentage of earning assets.....      (34.74)%     (35.08)%     (34.28)%

Ratio of interest-sensitive assets
  to interest-sensitive liabilities         .29x         .36x         .44x

(1) Technically, interest checking, money market, and savings accounts can be repriced at any time; accordingly, all balances have been classified in the 1-30 day sensitivity category although their actual repricing and maturity experience are much less sensitive.

                                                   Beyond One
                                    1 to 365-Day    Year or
                                     Sensitivity  Nonsensitive     Total
                                    ------------  -----------  -----------
                                             (Dollars in thousands)
Earning assets:
  Loans, net of unearned income....  $2,174,908   $2,882,384   $5,057,292
  Investment securities............     598,730    1,594,036    2,192,766
  Federal funds purchased and
    securities purchased under
    agreements to resell...........     235,000         -         235,000
  Other earning assets.............        -          11,528       11,528
                                    ------------  -----------  -----------
      Total earning assets.........   3,008,638    4,487,948    7,496,586
                                    ------------  -----------  -----------

Funding sources: (1)
  Noninterest-bearing
    demand deposits................                1,235,396    1,235,396
  Interest checking accounts.......   1,342,482         -       1,342,482
  Money market accounts............     710,114         -         710,114
  Savings deposits.................   1,184,298         -       1,184,298
  Consumer certificates of deposit.   1,496,372      768,421    2,264,793
  Large denomination certificates
    of deposit.....................     261,278       57,746      319,024
  Short-term borrowings............     209,719         -         209,719
  Long-term borrowings.............                    2,710        2,710
                                    ------------  -----------  -----------
      Total funding sources........   5,204,263    2,064,273    7,268,536
                                    ------------  -----------  -----------
Interest-sensitivity gap........... $(2,195,625)  $2,423,675   $  228,050
                                    ============  ===========  ===========
Interest-sensitivity gap as a
  percentage of earning assets.....      (29.29)%      32.33%        3.04%

Ratio of interest-sensitive assets
  to interest-sensitive liabilities         .58x        2.17x        1.03x

(1) Technically, interest checking, money market, and savings accounts can be repriced at any time; accordingly, all balances have been classified in the 1-30 day sensitivity category although their actual repricing and maturity experience are much less sensitive.

   First Virginia does not simply manage its interest rate risk with static maturity and repricing reports. It also uses a dynamic modeling process that projects the impact of different interest rate, loan and deposit growth scenarios over a 12-month period. A large part of First Virginia's loans and deposits comes from its retail base, and they do not automatically reprice on a contractual basis in reaction to changes in interest rate levels. Accordingly First Virginia has not experienced the earnings volatility its interest-sensitive gap position indicates it might. Due to the relatively larger proportion of lower-cost core deposits, such as demand, interest checking, savings, and insured money market accounts, the corporation will tend to do better in a higher interest rate environment than a low one since these deposits can be invested in higher-yielding loans and investments. However, the corporation historically has been able to maintain a net interest margin in excess of 5.00% every year since 1978, regardless of whether rates were high or low, and has been able to maintain adequate liquidity to provide for changes in interest rates and in loan and deposit demands.

Quarterly Results
-----------------
   The results of operations for the first three quarters of 1995 have been analyzed in quarterly reports to shareholders. The results of operations for each of the quarters during the two years ended December 31, 1995, are summarized in the table on pages 43 and 44. The results of operations for the fourth quarter are highlighted below.
   Net income during the fourth quarter of 1995 was $27.6 million, a 1% decline compared to the $27.8 million earned in the fourth quarter of 1994 and down 6% compared to the $29.3 million earned in the third quarter of 1995. Earnings per share of $.81 per share declined at a greater rate of 8%, compared to the $.88 earned in the fourth quarter of 1994, because of the higher number of shares outstanding in 1995, a result of the Farmers National Bancorp acquisition at the end of 1994. In connection with the acquisition of this $700-million asset bank holding company, 2.892 million shares of stock were issued and cash of $45.1 million was paid. The acquisition was accounted for as a purchase and, accordingly, did not have a material effect on 1994 income.
   The rate of growth in loans increased at the end of the fourth quarter compared to the third quarter with loans growing at an annualized rate of 5% to $5.038 billion. Average loans increased 8% compared to the prior year's fourth quarter with the inclusion of Farmers National loans in 1995. The net interest margin declined 40 basis points to 4.85% compared to the fourth quarter of 1994, which included the recovery of interest on a loan that had been in a nonaccruing status. The margin was down 15 basis points compared to the third quarter as the yield on earning assets increased at a slower pace than the cost of funds. Competition for deposits was strong throughout 1995 in the corporation's market area. While deposit rates began to drop more rapidly in the fourth quarter, they were still declining at a slower pace than the yields on new loans and investments.
   Noninterest income increased 12% compared to the prior year's fourth quarter due, in part, to an increase in service charge income from the increased level of deposits from the acquisition of Farmers National and from normal deposit growth. Fee income from mortgage origination activities increased 20% compared to the third quarter as lower interest rates prompted consumers to refinance real estate loans. Trust income increased 29% compared to the fourth quarter of 1994 because of increased personal trust business. Other income also benefitted in 1995 from the introduction of an automobile leasing program and a real property title insurance agency business.
   Noninterest expense increased 3% compared to the third quarter, which had been low due to a rebate of FDIC premiums of $4.1 million. Noninterest expense in the fourth quarter increased 7% compared to the prior year's fourth quarter, primarily due to the acquisition of Farmers National. Excluding Farmers National-related expenses, which were not included in 1994 fourth quarter expenses, a reduction in FDIC insurance and nominal growth in other noninterest expenses caused an actual 1% decline in noninterest expense.
   Nonperforming assets increased $2.8 million to $29.0 million compared to the prior year's fourth quarter. This represented .57% of outstanding loans compared to .52% at the end of 1994 and was relatively unchanged from the .56% at the end of the third quarter. Net charge-offs increased slightly compared to the third quarter and represented .24% of outstanding loans. The provision for loan losses during the fourth quarter was $3.463 million compared to $2.462 million in the third quarter and $1.362 million in the fourth quarter of 1994. It was up primarily because of the increase in outstanding loans.

                                         QUARTERLY RESULTS

                                                 1995
                                --------------------------------------
                                             Quarter Ended
                                --------------------------------------
                                 Dec. 31  Sept. 30   June 30   Mar. 31
                                --------  --------  --------  --------
Condensed Statements of Income
                          (Dollar amounts in thousands, except per-share data)

Interest and fees on loans      $109,705  $110,001  $108,535  $107,025
Interest on mortgage loans
  held for sale                      393       314       266       256
Income from securities            31,759    29,219    28,209    28,337
Other interest income              5,321     5,851     5,631     2,777
                                --------  --------  --------  --------
 Total interest income           147,178   145,385   142,641   138,395
                                --------  --------  --------  --------
Interest on deposits              54,875    52,168    50,816    46,574
Interest on borrowed funds         2,668     3,062     2,911     2,428
                                --------  --------  --------  --------

 Total interest expense           57,543    55,230    53,727    49,002
                                --------  --------  --------  --------
Net interest income               89,635    90,155    88,914    89,393
Provision for loan losses          3,463     2,462     2,084       332
Noninterest income                22,641    22,242    24,585    20,438
Noninterest expense               67,431    65,662    69,513    68,778
Provision for income taxes        13,822    15,004    14,330    13,523
                                --------  --------  --------  --------
Net income                      $ 27,560  $ 29,269  $ 27,572  $ 27,198
                                ========  ========  ========  ========
Net income per share            $    .81  $    .86  $    .81  $    .80

Average Quarterly Balances

Average balances (in millions):
 Securities                     $  2,125  $  1,970  $  1,919  $  1,959
 Loans                             4,995     4,966     4,922     4,936
 Total earning assets              7,502     7,330     7,227     7,097
 Total assets                      8,164     7,976     7,873     7,743

 Demand deposits                   1,198     1,190     1,160     1,126
 Interest-bearing deposits         5,817     5,657     5,607     5,555
 Total deposits                    7,015     6,847     6,767     6,681
 Interest-bearing liabilities      6,022     5,868     5,826     5,747
 Total shareholders' equity          861       843       828       815

Key Ratios

Rates earned on assets              7.89%     7.99%     7.99%     7.93%
Rates paid on liabilities           3.79      3.73      3.70      3.47
Net interest margin                 4.85      5.00      5.01      5.12

Return on average assets            1.35      1.47      1.40      1.41
Return on average equity           12.81     13.89     13.33     13.35

                                         QUARTERLY RESULTS

                                                 1994
                                --------------------------------------
                                             Quarter Ended
                                --------------------------------------
                                 Dec. 31  Sept. 30   June 30   Mar. 31
                                --------  --------  --------  --------
Condensed Statements of Income
                          (Dollar amounts in thousands, except per-share data)

Interest and fees on loans      $ 98,799  $ 96,315  $ 93,481  $ 87,765
Interest on mortgage loans
  held for sale                      233       300       478       834
Income from securities            26,308    28,395    30,293    32,469
Other interest income              2,603     1,937     1,674     1,870
                                --------  --------  --------  --------
 Total interest income           127,943   126,947   125,926   122,938
                                --------  --------  --------  --------
Interest on deposits              40,334    39,043    37,435    37,286
Interest on borrowed funds         2,570     2,080     1,731     1,160
                                --------  --------  --------  --------

 Total interest expense           42,904    41,123    39,166    38,446
                                --------  --------  --------  --------
Net interest income               85,039    85,824    86,760    84,492
Provision for loan losses          1,362       938     3,702       461
Noninterest income                20,277    20,693    22,603    21,015
Noninterest expense               63,090    64,630    62,436    62,303
Provision for income taxes        13,074    13,363    14,196    13,927
                                --------  --------  --------  --------
Net income                      $ 27,790  $ 27,586  $ 29,029  $ 28,816
                                ========  ========  ========  ========
Net income per share            $    .88  $    .85  $    .89  $    .89

Average Quarterly Balances

Average balances (in millions):
 Securities                     $  1,838  $  1,974  $  2,108, $  2,168
 Loans                             4,613     4,546     4,331     4,053
 Total earning assets              6,604     6,702     6,648     6,513
 Total assets                      7,160     7,245     7,180     7,041

 Demand deposits                   1,087     1,078     1,067     1,019
 Interest-bearing deposits         5,134     5,179     5,132     5,093
 Total deposits                    6,221     6,257     6,199     6,112
 Interest-bearing liabilities      5,293     5,378     5,336     5,260
 Total shareholders' equity          727       734       721       700

Key Ratios

Rates earned on assets              7.82%     7.66%     7.68%     7.67%
Rates paid on liabilities           3.22      3.03      2.94      2.96
Net interest margin                 5.25      5.22      5.32      5.28

Return on average assets            1.55      1.52      1.62      1.64
Return on average equity           15.29     15.03     16.11     16.47

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

CONSOLIDATED BALANCE SHEETS


                                                        December 31
                                                     1995          1994
                                                  ----------    ----------
                                                      (In thousands)

ASSETS
Cash and due from banks - Note 4..............    $  397,858    $  420,742
Federal funds sold and securities purchased
   under agreements to resell.................       235,000        30,000
                                                  ----------    ----------
        Total cash and cash equivalents.......       632,858       450,742
                                                  ----------    ----------
Mortgage loans held for sale..................        19,216        13,291
Investment securities-available for sale-Note 5       64,546          -
Investment securities-held to maturity (market
   value-$2,146,792-1995 and
   $2,032,148-1994)- Note 5...................     2,128,220     2,086,030

Loans, net of unearned income - Note 6........     5,038,076     4,997,194
   Allowance for loan losses - Note 7.........       (57,922)      (58,860)
                                                  ----------    ----------
        Net loans.............................     4,980,154     4,938,334
                                                  ----------    ----------
Other earning assets..........................        11,528         8,987
Premises and equipment - Note 8...............       150,168       156,051
Intangible assets - Note 3....................        95,271        85,322
Other assets..................................       139,575       126,625
                                                  ----------    ----------
   Total Assets...............................    $8,221,536    $7,865,382
                                                  ==========    ==========

                                                        December 31
                                                     1995          1994
                                                  ----------    ----------
                                                      (In thousands)

LIABILITIES
Deposits:
   Noninterest-bearing........................    $1,235,396    $1,234,060
   Interest-bearing:
        Interest checking.....................     1,342,482     1,391,978
        Money market accounts.................       710,114       761,160
        Savings deposits......................     1,184,298     1,402,889
        Certificates of deposit:
           Consumer...........................     2,264,793     1,820,274
           Large denomination.................       319,024       205,480
                                                  ----------    ----------
           Total deposits.....................     7,056,107     6,815,841
Interest, taxes and other liabilities.........        83,353        59,430
Short-term borrowings - Note 9................       209,719       179,409
Long-term indebtedness - Note 9...............         2,710         3,814
                                                  ----------    ----------
   Total Liabilities..........................     7,351,889     7,058,494
                                                  ----------    ----------
SHAREHOLDERS' EQUITY
Preferred stock - Note 10.....................           695           746
Common stock - Note 11........................        33,951        34,050
Capital surplus...............................       107,112       111,184
Retained earnings.............................       726,255       660,908
Net unrealized gain on
   securities available for sale..............         1,634          -
                                                  ----------    ----------
   Total Shareholders' Equity.................       869,647       806,888
                                                  ----------    ----------
   Total Liabilities and Shareholders' Equity.    $8,221,536    $7,865,382
                                                  ==========    ==========


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME


                                                   Year Ended December 31

                                                 1995       1994       1993
                                               --------   --------   --------
                                          (In thousands, except per share data)
Interest income:
     Interest and fees on loans..........      $435,266   $376,312   $360,551
     Interest on mortgage loans
      held for sale......................         1,229      1,893      2,568
     Interest on investment
      securities-held to maturity........       117,524    116,957    132,932
     Income from federal funds sold
      and securities purchased
      under agreements to resell.........        18,994      8,084      8,359
     Income on other earning assets......           586        396        372
                                               --------   --------   --------
        Total interest income............       573,599    503,642    504,782
                                               --------   --------   --------

Interest expense:
     Deposits............................       204,433    154,097    161,175
     Short-term borrowings...............        10,742      7,101      3,563
     Long-term indebtedness..............           327        441        221
                                               --------   --------   --------
        Total interest expense...........       215,502    161,639    164,959
                                               --------   --------   --------
Net interest income......................       358,097    342,003    339,823
Provision for loan losses................         8,341      6,463      6,450
                                               --------   --------   --------
Net interest income after provision
 for loan losses.........................       349,756    335,540    333,373
                                               --------   --------   --------

                                                   Year Ended December 31

                                                 1995       1994       1993
                                               --------   --------   --------
                                          (In thousands, except per share data)

Net interest income after provision
 for loan losses.........................       349,756    335,540    333,373
                                               --------   --------   --------
Noninterest income:
    Service charges on deposit accounts..        38,823     36,063     34,448
    Insurance premiums and commissions...         6,717      6,713      6,555
    Credit card service charges and fees.        11,626     11,407     11,070
    Trust services.......................         6,908      5,203      5,001
    Income from other customer services..        18,573     17,513     16,533
    Securities gains before income tax
      provisions of $0-1995, $343-1994,
      and $246-1993......................          -           976        711
    Other................................         7,259      6,825      8,222
                                               --------   --------   --------
        Total noninterest income.........        89,906     84,700     82,540
                                               --------   --------   --------
Noninterest expense:
     Salaries and employee benefits......       153,843    139,780    134,296
     Occupancy...........................        21,738     19,263     18,207
     Equipment...........................        20,429     19,919     19,634
     Telephone...........................         5,718      5,270      5,508
     Printing and supplies...............         6,398      5,550      5,485
     Postage.............................         5,273      4,534      4,600
     Credit card processing fees.........         7,715      7,292      6,431
     FDIC assessment.....................         8,087     13,771     13,412
     Other...............................        42,183     37,080     38,194
                                               --------   --------   --------
        Total noninterest expense........       271,384    252,459    245,767
                                               --------   --------   --------
Income before income taxes...............       168,278    167,781    170,146
Provision for income taxes - Note 14.....        56,679     54,560     54,122
                                               --------   --------   --------
NET INCOME...............................      $111,599   $113,221   $116,024
                                               ========   ========   ========
Net income per share of common stock.....      $   3.28   $   3.51   $   3.57

Average primary shares of
        common stock outstanding.........        34,056     32,281     32,512


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                              Unreal-
                                                              ized
                                                              Gain on
                                                              Securi-
                                                              ties
                             Pre-                             Avail-   Total
                            ferred   Common                   able     Share-
                             Stock    Stock  Capital Retained for     holders'
                            $10 Par  $1 Par  Surplus Earnings Sale     Equity
                            ------- ------- -------- -------- ------- --------
Balance January 1, 1993...  $   825 $32,185 $ 64,930 $509,459 $ -     $607,399
Increase attributable
  to acquired banks.......       -      197    2,117    1,139   -        3,453
Net income................       -     -        -     116,024   -      116,024
Conversion of preferred
  to common stock.........      (20)      3       17     -      -         -
Issuance of shares for
  stock options and stock
  appreciation rights.....       -       59    1,342     -      -        1,401
Dividends declared:
  Preferred stock.........       -      -       -         (54)  -          (54)
  Common stock $1.13 per share   -      -       -     (36,519)  -      (36,519)
Dividends paid by a bank
  prior to its acquisition       -      -       -        (203)  -         (203)
                            ------- ------- -------- -------- ------- --------
Balance December 31, 1993.      805  32,444   68,406  589,846   -      691,501

Increase attributable
  to acquired banks.......       -    3,234  102,202     -      -      105,436
Net income................       -     -        -     113,221   -      113,221
Conversion of preferred
  to common stock.........      (59)      8       51     -      -         -
Issuance of shares for
  stock options and stock
  appreciation rights.....       -       32      713     -      -          745
Common stock purchased
  and retired.............       -   (1,668) (60,188)    -      -      (61,856)
Dividends declared:
  Preferred stock.........       -      -       -         (51)  -          (51)
  Common stock $1.28 per share   -      -       -     (42,108)  -      (42,108)
                            ------- ------- -------- -------- ------- --------
Balance December 31, 1994.      746  34,050  111,184  660,908   -      806,888

                                                              Unreal-
                                                              ized
                                                              Gain on
                                                              Securi-
                                                              ties
                             Pre-                             Avail-   Total
                            ferred   Common                   able     Share-
                             Stock    Stock  Capital Retained for     holders'
                            $10 Par  $1 Par  Surplus Earnings Sale     Equity
                            ------- ------- -------- -------- ------- --------
Balance December 31, 1994.      746  34,050  111,184  660,908   -      806,888

Net income................       -     -        -     111,599   -      111,599
Conversion of preferred
  to common stock.........      (51)      7       44     -      -         -
Issuance of shares for
  stock options and stock
  appreciation rights.....       -       59    1,414     -      -        1,473
Common stock purchased
  and retired.............       -     (165)  (5,530)    -      -       (5,695)
Dividends declared:
  Preferred stock.........       -      -       -         (47)  -          (47)
  Common stock $1.36 per share   -      -       -     (46,205)  -      (46,205)
Unrealized gains on
  securities available for
  sale, net of tax........       -      -       -        -      1,634    1,634
                            ------- ------- -------- -------- ------- --------
Balance December 31, 1995.  $   695 $33,951 $107,112 $726,255 $ 1,634 $869,647
                            ======= ======= ======== ======== ======= ========



See notes to consolidated financial staements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31

                                                 1995       1994       1993
                                               --------   --------   --------
                                                       (In thousands)
Operating activities
--------------------
Net income.................................... $111,599   $113,221   $116,024
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Provision for depreciation and amortization   13,462     12,644     12,487
   Gain on sale of fixed assets...............   (1,050)      (596)      (208)
   Provision for loan losses..................    8,341      6,463      6,450
   Amortization of investment
      securities premiums.....................   12,275     16,265     20,936
   Accretion of investment
      securities discounts....................   (6,112)      (661)      (775)
   Net decrease (increase) in mortgage
     loans held for sale......................   (5,925)    55,882     (9,068)
   Gain on sale of securities.................     -          (976)      (711)
   Amortization of intangible assets..........    7,709      2,843      3,963
   Deferred income taxes......................      (58)    (1,976)    (1,943)
   Increase in prepaid expenses...............   (6,126)    (2,963)    (2,708)
   Decrease (increase) in interest receivable.   (3,243)      (643)     6,489
   Increase (decrease) in interest payable....   19,554      2,793     (1,940)
   Increase in other accrued expenses.........    4,945      3,421      2,720
                                               --------   --------   --------
     Net cash provided by operating activities  155,371    205,717    151,716
                                               --------   --------   --------
Investing activities
--------------------
Proceeds from maturity and sale of
  investment securities.......................     -          -       631,475
Proceeds from the sale of available
  for sale securities.........................     -         2,183       -
Proceeds from the maturity of held
  to maturity securities......................  669,373    645,092       -
Purchase of investment securities.............     -          -      (662,409)
Purchase of held to maturity securities....... (780,448)  (255,750)      -
Net increase in loans.........................  (50,122)  (581,584)  (240,530)
Purchases of premises and equipment...........  (13,691)   (14,339)   (12,996)
Sales of premises and equipment...............    7,162      1,245        362
Mortgage servicing rights acquired............   (1,190)      (495)      (747)
Other intangible assets acquired..............  (16,469)      -          (625)
Acquisition of banks, net of cash acquired....     -        (1,785)      -
Other.........................................   (7,513)    (1,339)    (7,409)
                                               --------   --------   --------
     Net cash used for investing activities... (192,898)  (206,772)  (292,879)
                                               --------   --------   --------

                                                   Year Ended December 31

                                                 1995       1994       1993
                                               --------   --------   --------
                                                       (In thousands)
Financing activities
--------------------
Net (decrease) increase in deposits...........  240,266    (12,234)   122,643
Net increase in short-term borrowings.........   30,310      2,181      1,178
Principal payments on long-term borrowings....   (1,104)      (994)    (4,219)
Proceeds from long-term borrowings............     -         3,799       -
Common stock purchased and retired............   (5,695)   (61,856)      -
Cash dividends paid:
  Common $1.34 per share-1995, $1.26 per
   share-1994 and $1.08 per share-1993........  (45,559)   (40,928)   (34,830)
  Preferred...................................      (48)       (52)       (54)
Cash dividends paid by a bank prior to
  its acquisition.............................     -          -          (204)
Proceeds from issuance of common stock........    1,473        745      1,401
                                               --------   --------   --------
     Net cash (used for) provided
       by financing activities................  219,643   (109,339)    85,915
                                               --------   --------   --------
     Net increase (decrease) in cash and
         cash equivalents.....................  182,116   (110,394)   (55,248)

     Cash and cash equivalents at
       beginning of year......................  450,742    561,136    616,384
                                               --------   --------   --------
     Cash and cash equivalents at end of year. $632,858   $450,742   $561,136
                                               ========   ========   ========


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
   The consolidated financial statements include the accounts of the corporation and all of its subsidiaries. Foreign banking activities and operations other than banking are not significant. All material intercompany transactions and accounts have been eliminated. Certain amounts for years prior to 1995 have been reclassified for comparative purposes.

SECURITIES AVAILABLE FOR SALE
   Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities available for sale are stated at the estimated fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Quoted market prices are used to determine the estimated fair value. The adjusted cost basis of a specific security sold is used to compute gains or losses on the sale of investment securities.

SECURITIES HELD TO MATURITY
   Debt securities are classified as held to maturity when the corporation has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. The adjusted carrying value of a specific security sold is used to compute gains or losses on the sale of investment securities.

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

ALLOWANCE FOR LOAN LOSSES
   The allowance for loan losses is maintained at a level considered adequate to provide for potential losses in the loan portfolio. Management's evaluation of the adequacy of the allowance is based on a review of individual loans, past loss experience, current and anticipated economic conditions, the value of underlying collateral and other factors.

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



INCOME TAXES
   The corporation uses the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse.

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

USE OF ESTIMATES
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NATURE OF OPERATIONS
   All of the corporation's income is derived from banking operations or bank-related activities located primarily in Virginia, Maryland and Tennessee. While each of the member companies is engaged in bank-related activities, several conduct lines of business not expressly permitted for banks under applicable regulations, and the results of their operations have not been material in relation to the operating results of the corporation.

2. ACQUISITIONS

   On September 25, 1995, First Virginia Bank-Colonial purchased, from a savings and loan, $220 million in deposits of four of its Virginia-based branches. Core deposit premiums of $17.105 million were recorded and are being amortized over ten years.
   On June 17, 1994, the merger of FNB Financial Corporation into the corporation was consummated. FNB Financial Corporation was the bank holding company of First Knoxville Bank, located in Knoxville, Tennessee, and that bank became a wholly owned subsidiary bank of the corporation as a result of the merger. Cash of $2.275 million and 342,295 shares of the corporation's common stock were issued and were valued at $36.63 per share. The trans-action was accounted for as a purchase, and goodwill of $7.399 million was recorded and is being amortized over ten years.
   On December 28, 1994, the merger of Farmers National Bancorp into the corporation was consummated. Farmers National Bancorp operated three banks in
Maryland: Farmers Bank of Maryland, Annapolis, Maryland; Atlantic Bank, Ocean City, Maryland; and The Caroline County Bank, Greensboro, Maryland. Cash of $45.138 million and 2,891,786 shares of the corporation's common stock were issued and were valued at $32.13 per share. The acquisition was accounted for as a purchase, and goodwill and other intangible assets of $62.790 million were recorded and are being amortized over 10 to 25 years.
   The results of operations of the two acquisitions in 1994 are included in the consolidated statements of income from the date of acquisition through December 31, 1995. Periods prior to the date of acquisition are not included in the consolidated statements of income.
   The unaudited pro forma information presented in the following table has been prepared based on the historical results of the corporation combined with FNB Financial Corporation and Farmers National Bancorp. The information has been combined to present the results of operations as if the acquisitions had occurred at the beginning of 1993. The pro forma results are not necessarily indicative of the results that would have actually been obtained if the acquisitions had been consummated in the past nor are they indicative of future results.
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

   On August 27, 1993, the corporation acquired United Southern Bank of Morristown, Tennessee, in exchange for 196,679 shares of common stock. As of January 1, 1993, United Southern Bank had total assets of $43.2 million and shareholders' equity of $3.4 million. Because the restatement would not have had a material effect upon the corporation's financial statements, the accounts of United Southern Bank have not been retroactively reflected in periods prior to 1993.


3. INTANGIBLE ASSETS

   Total intangible assets represent core deposit premiums, mortgage servicing rights and the excess of the purchase price of subsidiaries over net assets acquired. The carrying amounts of these intangibles were (in thousands):
                                                         December 31
                                                      1995          1994
                                                    --------      --------
Goodwill ...........................................$ 62,716      $ 67,325
Core deposit premiums...............................  29,225        14,134
Mortgage servicing rights ..........................   2,048         2,437
Lease rights........................................     986         1,047
Covenant not to compete and customer lists .........     296           379
                                                    --------      --------
Total intangible assets.............................$ 95,271      $ 85,322
                                                    ========      ========

   The increase in core deposit premiums is related to the $220 million in deposits acquired by First Virginia Bank-Colonial ($17.105 million).
   Goodwill related to acquisitions prior to 1976 is being amortized on a straight-line basis over 40 years, and goodwill related to acquisitions after 1975 is being amortized over 10 to 25 years. Unamortized core deposit premiums, mortgage servicing rights and covenants not to compete, along with the customer lists, are being amortized over 5 to 10 years. Lease rights are being amortized over 15 to 99 years.

4. RESTRICTIONS ON CASH BALANCES

   The corporation's banking affiliates are required by Federal Reserve regulations or by state banking laws to maintain certain minimum cash balances consisting of vault cash and deposits in the Federal Reserve Bank or in other commercial banks. Such restricted balances totaled $178.594 million and $176.179 million as of December 31, 1995 and 1994, respectively.

5. INVESTMENT SECURITIES

   On January 1, 1994, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was implemented by the corporation. In accordance with the statement, prior period financial statements have not been restated to reflect the change in accounting principles. Management determines the appropriate classification of debt securities and reevaluates such designation as of each balance sheet date. Debt securities are classified as held to maturity when the company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost, and debt securities not classified as held to maturity are classified as available for sale securities and are stated at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity.
   On December 31, 1995 (pursuant to the transition provisions of the Financial Accounting Standards Board staff's Special Report on Statement No.
115), the corporation transferred securities with an amortized cost of $62,032,000 from the held to maturity category to the available for sale category. The unrealized gains associated with securities transferred were $1,634,000 (net of $880,000 of deferred taxes).
   Securities available for sale consist entirely of U.S. Government obligations that mature after one year through five years at an average yield of 7.7%. The following reflects the carrying amounts of available for sale securities and held to maturity securities and the related approximate market values (in thousands).
                                   Amortized Unrealized Unrealized  Market
                                      Cost      Gains     Losses    Value
                                   ----------  -------    ------  ----------
Investment securities available for sale:
December 31, 1995:
U.S. Government....................$   62,032  $ 2,514  $   -     $   64,546
                                   ==========  =======  ========  ==========
Investment securities held to maturity:
December 31,1995:
U.S. Government and its agencies...$1,920,677  $18,608   $ 3,195  $1,936,090
State and municipal obligations....   199,080    3,434       330     202,184
Other .............................     8,463       59         4       8,518
                                   ----------  -------   -------  ----------
  Total............................$2,128,220  $22,101   $ 3,529  $2,146,792
                                   ==========  =======   =======  ==========
December 31,1994:
U.S. Government and its agencies...$1,785,837  $   367   $51,314  $1,734,890
State and municipal obligations....   280,817      809     3,742     277,884
Other .............................    19,376     -            2      19,374
                                   ----------  -------   -------  ----------
  Total............................$2,086,030  $ 1,176   $55,058  $2,032,148
                                   ==========  =======   =======  ==========

   Proceeds from the maturity and call of held to maturity securities, during 1995, were $669.373 million.
   Securities having a carrying value of $465.908 million and $479.512 million at December 31, 1995 and 1994, respectively, were pledged to secure public deposits and for other purposes required by law. The maturity ranges of securities, the average taxable-equivalent yield and fair value by maturity range as of December 31, 1995, are shown below:


                                              U.S. Government
                                              and its Agencies
                                        -----------------------------
                                        Book Value  Fair Value  Yield
                                        ----------  ----------  -----
One year or less........................$  594,867  $  596,918  5.9%
After one year through five years....... 1,323,475   1,336,736  6.0
After five through ten years............       314         330  8.8
After ten years.........................     2,021       2,106  8.3
                                        ----------  ----------  ----
   Total................................$1,920,677  $1,936,090  6.0%
                                        ==========  ==========  ====

Weighted average maturity...............23 months

                                                   State and
                                                   Municipal
                                        -----------------------------
                                        Book Value  Fair Value  Yield
                                        ----------  ----------  -----
One year or less........................$   58,387  $   58,614  4.6%
After one year through five years.......   120,546     123,289  4.5
After five through ten years............    16,477      16,533  4.6
After ten years.........................     3,670       3,748  6.1
                                        ----------  ----------  ----
   Total................................$  199,080  $  202,184  4.5%
                                        ==========  ==========  ====

Weighted average maturity...............28 months

                                                     Other
                                        -----------------------------
                                        Book Value  Fair Value  Yield
                                        ----------  ----------  -----
One year or less........................$    7,437  $    7,435  5.1%
After one year through five years.......       951       1,007  5.5
After five through ten years............        21          21 10.0
After ten years.........................        54          55  9.2
                                        ----------  ----------  ----
   Total................................$    8,463  $    8,518  5.5%
                                        ==========  ==========  ====

6. LOANS

Loans consisted of (in thousands):                        December 31
                                                        1995        1994
                                                     ----------  ----------
Consumer:
  Automobile installment ............................$1,836,603  $1,725,928
  Home equity, fixed and variable rate............... 1,091,858   1,198,087
  Revolving credit loans, including credit cards.....   207,931     190,103
  Other..............................................   300,157     260,989
Real estate:
  Construction and land development..................    97,974     122,737
  Commercial mortgage................................   489,225     465,943
  Residential mortgage...............................   470,994     504,823
  Other, including Industrial Development Authority..    68,431      61,876
Commercial...........................................   474,903     466,708
                                                     ----------  ----------
Loans, net of unearned income
  of $332,181 and $355,310                            5,038,076   4,997,194
Less allowance for loan losses.......................    57,922      58,860
                                                     ----------  ----------
  Net loans .........................................$4,980,154  $4,938,334
                                                     ==========  ==========


   Because the majority of the corporation's loans are homogeneous loans with small balances, adoption of Statement of Financial Accounting Standards No. 114 had no material impact on the corporation. Loans on which interest is not being accrued or whose terms have been modified to provide for a reduced rate of interest because of financial difficulties of borrowers, and interest income earned with respect to such loans were (in thousands):
                                                    December 31
                                             1995       1994       1993
                                           -------    -------    -------
Nonaccruing loans........................  $17,066    $15,286    $18,387
Restructured loans ......................    4,260      2,478      2,175
                                           -------    -------    -------
                                           $21,326    $17,764    $20,562
                                           =======    =======    =======
Allocation of the allowance for loan
  losses for nonaccruing loans...........  $  -       $  -       $  -
Average balance of nonaccruing loans.....   16,379     16,502     20,088

Income recorded..........................      218        109        107
Income anticipated under
  original loan agreements.....              1,639      1,481      1,639

   There were no formal commitments of a material amount to lend additional funds under these agreements, but additional advances may be made in the future if it is in the interest of the corporation to do so. Loans modified for reasons other than a reduction in the interest rate were not material in amount.
   The corporation's loans are widely dispersed among individuals and industries. On December 31, 1995, there was no concentration of loans in any single industry that exceeded 5% of total loans.
   The corporation, in the normal course of business, has made commitments to extend loans and has written standby letters of credit that are not recognized in the financial statements. On December 31, 1995 and 1994, standby letters of credit totaled $20.889 and $23.780 million, respectively, and the unfunded amounts of loan commitments were (in thousands):

                                                        1995        1994
                                                     ----------  ----------

Fixed-rate revolving credit lines ...................$  874,459  $  731,054
Adjustable-rate loans:
  Home equity lines .................................   388,266     346,336
  Commercial loans...................................   465,415     392,858
  Construction and land development loans............    98,054      75,361
  Other .............................................    46,567      42,533
                                                     ----------  ----------
    Total ...........................................$1,872,761  $1,588,142
                                                     ==========  ==========

   As of December 31, 1995, the corporation had mortgage loans held for sale of $19.216 million and additional commitments to fund mortgage loans totaling $10.560 million, with a corresponding commitment to sell $11.900 million of mortgage loans to outside investors. The commitments to sell mortgage loans to outside investors are intended to reduce the corporation's interest rate exposure.
   A majority of the commercial, construction and land development commitments and letters of credit will expire within one year, and all loan commitments can be terminated by the corporation if the borrower violates any condition of the commitment agreement.
   The credit risk associated with loan commitments and letters of credit is essentially the same as that involved with loans that are funded and outstanding. The corporation uses the same credit standards on a case-by-case basis in evaluating loan commitments and lines of credit as it does when funding loans, including the determination of the type and amount of collateral, if required.


7. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was (in thousands):
                                                  Year ended December 31
                                                  1995     1994     1993
                                                -------  -------  -------
Balance January 1...............................$58,860  $50,927  $49,340
Increase attributable to acquired banks ........   -       6,412      259
Provision charged to operating expense .........  8,341    6,463    6,450
                                                -------  -------  -------
                                                 67,201   63,802   56,049
                                                -------  -------  -------
Deduct:
  Loans charged off............................. 12,721    8,756    9,211
  Less recoveries...............................  3,442    3,814    4,089
                                                -------  -------  -------
  Net charge-offs...............................  9,279    4,942    5,122
                                                -------  -------  -------
Balance December 31.............................$57,922  $58,860  $50,927
                                                =======  =======  =======



8. PREMISES, EQUIPMENT AND LEASES

Premises and equipment consisted of (in thousands):
                                                          December 31
                                                        1995       1994
                                                      --------   --------
Land .................................................$ 33,489   $ 31,675
Premises and improvements............................. 148,471    155,837
Furniture and equipment............................... 100,482     96,752
                                                      --------   --------
                                                       282,442    284,264
Accumulated depreciation and amortization............. 132,274    128,213
                                                      --------   --------
  Carrying value .....................................$150,168   $156,051
                                                      ========   ========

   The corporation's subsidiaries have entered into lease agreements with unaffiliated persons for premises, principally banking offices. Many of the leases have one or more renewal options, generally for five or ten years, and some contain a provision for increased rent during the renewal period. Leases containing a provision for contingent payments are immaterial in number or amount. Portions of a few premises are subleased, and the amount of rent received is not material. There are no significant restrictions imposed on the corporation or its subsidiaries by the lease agreements. The subsidiaries also lease a portion of their computer systems and other equipment. Leases on seven banking offices have been recorded as capital leases. The effect of capitalizing such leases on net income has not been material.
   Minimum rental payments over the noncancelable term of operating and capital leases having a remaining term in excess of one year are (in thousands):

1996..............................................$ 6,495
1997..............................................  5,997
1998..............................................  5,314
1999..............................................  4,440
2000..............................................  3,406
Thereafter........................................ 16,191
                                                  -------
Total minimum lease payments......................$41,843
                                                  =======

   During 1995, 1994 and 1993, occupancy and equipment expense included the rent paid on operating leases of $15.460 million, $14.724 million and $13.668 million, respectively, and was reduced by rental income of $2.312 million, $2.162 million and $2.024 million, respectively, applicable to leases to unaffiliated persons, generally for a five-to-ten-year duration.

9. INDEBTEDNESS

Short-term borrowings consisted of (in thousands):
                                                          December 31
                                                        1995       1994
                                                      --------   --------
Securities sold under agreements to repurchase .......$177,789   $159,041
Commercial paper (Parent company only) ...............  31,930     20,368
                                                      --------   --------
                                                      $209,719   $179,409
                                                      ========   ========

   Securities sold under agreements to repurchase generally mature within three days from the transaction date. Commercial paper maturities range from 1 to 270 days. Bank lines of credit available to the corporation amounted to $50 million at December 31, 1995 and 1994. Such lines were not being used on either of those dates.
   Long-term indebtedness and mortgage indebtedness, including capital lease obligations, of the corporation and its subsidiaries were (in thousands):

                                                          December 31
                                                        1995       1994
                                                       ------     ------
8% - 9 1/2% mortgages payable........................  $ -        $   77
Capital leases ......................................     755        886
7.9% note due December 1997..........................   1,955      2,851
                                                       ------     ------
                                                       $2,710     $3,814
                                                       ======     ======


   The capital leases are on properties that had a carrying value of $809 thousand and $944 thousand on December 31, 1995 and 1994, respectively.
   The principal maturities of debt, other than short-term borrowings, in each of the five years after December 31, 1995, will be $1.110 million, $1.016 million, $16 thousand, $10 thousand and $12 thousand, respectively.
   Interest paid on deposits and indebtedness during the years 1995, 1994 and 1993 totaled $195.948 million, $140.194 million and $166.892 million, respectively.


10. PREFERRED STOCK

  There are three million shares of preferred stock, par value of $10 per share, authorized. The following four series of cumulative convertible pre-ferred stock were outstanding as of December 31:
                                                       Number of Shares
         Series              Dividends                  1995       1994
                                                       ------     ------
           A                     5%                    23,040     23,721
           B                     7%                     6,000      9,300
           C                     7%                    10,484     10,484
           D                     8%                    29,996     31,083
                                                       ------     ------
                                                       69,520     74,588
                                                       ======     ======

   The Series A, Series B and Series D shares are convertible into one and one-half shares of common stock, and the Series C shares are convertible into one and two-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share.


11. COMMON STOCK

   There are 60 million shares of common stock, par value $1 per share, authorized, and 33.951 million shares and 34.050 million shares were outstanding on December 31, 1995 and 1994, respectively.
   On December 31, 1995, options to purchase 320,290 shares of common stock were outstanding under employee stock option and stock appreciation rights plans. An additional 202,100 shares are authorized for further granting of options and rights. Options for 162,640 shares were exercisable on December 31, 1995, at a weighted-average price of $21.29. Additional options becoming exercisable in subsequent years total 19,350 in 1996 at an average price of $32.45; 36,108 in 1997 at an average price of $37.09; 35,108 in 1998 at an average price of $36.96; 34,859 in 1999 at an average price of $36.99; 16,425 in 2000 at an average price of $41.88; and 15,800 in 2001 at an average price of $41.88.


                                                Options
                             -----------------------------------------------
                              Options  Unexercised      Option      Average
                             Available     Or           Price       Option
                                To     Outstanding       Per       Price Per
                               Grant     Options        Share        Share
                             --------    --------   --------------  --------
Balance, January 31, 1993.... 391,500     304,613   $12.25 - 23.08   $19.58
Granted......................(110,000)    110,000    32.13 - 32.75    32.47
Exercised ...................    -        (69,350)   12.25 - 23.08    20.04
                             --------    --------   --------------  --------
Balance, December 31,1993.... 281,500     345,263    12.25 - 32.75    23.59
Exercised ...................    -        (42,963)   12.25 - 23.08    18.00
                             --------    --------   --------------  --------
Balance, December 31, 1994... 281,500     302,300    14.83 - 32.75    24.39
Forfeited....................   4,100      (4,100)   32.13            32.13
Granted...................... (83,500)     83,500    41.88            41.88
Exercised ...................    -        (61,410)   14.83 - 32.75    22.95
                             --------    --------   --------------  --------
Balance, December 31,1995.... 202,100     320,290   $15.25 - 41.88   $29.24
                             ========    ========   ==============  ========


   A stock appreciation right entitles the holder to the difference between the value of a share of common stock on the exercise date and the value on the date the right was granted. Payment will be made with common stock based on its value on the exercise date. In 1993, 11,084 shares were issued for 22,800 rights. In 1994, 9,014 shares were issued for 31,963 rights. In 1995, 9,155 shares were issued for 20,432 rights. Holders of 100,215 options outstanding on December 31, ]995, with an average price of $21.55, may elect on the exercise date to receive the benefits of a stock appreciation right rather than an option. Compensation expense is recognized in connection with stock appreciation rights based on the current market value of the common stock. No compensation expense is recognized in connection with stock options, unless an election can be made by the holder to treat the option as a stock appreciation right.
   A stock option is accounted for at the difference between the market price of the option on the measurement date or date granted and the amount the employee is required to pay. All options are granted at full market price on the date of the grant and, therefore, no compensation expense is recognized. In certain cases, a holder may exercise an option as a stock appreciation right. Stock appreciation rights are measured in the same way as an option, except that in subsequent periods if a change in the market value of the shares occurs, then adjustments between the current market price and previously accrued amounts are recorded as compensation expense.
   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", provides companies with an alternative to APB Opinion No.25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation plans. This standard is effective in 1996. The corporation does not intend to adopt this alternative. Therefore there is no effect on the 1995 financial statements. In 1996 the corporation will be required to make pro forma disclosures for awards granted in 1995 and 1996.
   At December 31,1995, 623,524 shares of common stock were reserved: 101,134 for the conversion of preferred stock and 522,390 for stock options and stock appreciation rights.
   The corporation has adopted a shareholder rights plan, which under certain circumstances will give the holders of the corporation's common stock the right to purchase shares of its preferred stock or other securities. The rights will become exercisable if a person or entity should acquire 20% or more of the corporation's voting stock, unless it is acquired pursuant to an offer for all outstanding shares of common stock at a price and on terms determined by the Board of Directors to be adequate and in the best interests of the corporation and its shareholders.
   If the rights become exercisable, the holder of each share of common stock, except the person or entity acquiring 20% or more of the voting stock, will have the right to purchase for $90 the number of one one-hundredths of a share of preferred stock or equivalent security equal to $180, divided by the then market value of one share of common stock. In the event of a merger involving an exchange of common stock, the holder of each right, except the acquiring person or entity, will also have the right to purchase for $90 the number of shares of common stock of the acquiring company having a then market value of $180.
   The corporation may redeem the rights for $.01 per right, at its option, at any time prior to the date they become exercisable. The rights expire on August 8, 1998.


12. FAIR VALUE OF FINANCIAL INSTRUMENTS

   Statement of Financial Accounting Standards No. 107 (SFAS No. 107), "Disclosures about Fair Value of Financial instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow analyses or other valuation techniques. Those techniques involve subjective judgment and are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. As a result, the derived fair value estimates cannot be substantiated by comparison to independent markets, and in many cases, could not be realized in immediate settlement of the instrument.
   The following methods and assumptions were used by the corporation in estimating the fair value of its financial instruments. All of the corporation's financial instruments were held or issued for purposes other than trading.

Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair value.

Investment Securities: Fair values for investment securities are based on quoted market prices.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans, e.g., one-to-four family residential, and credit cards are based on quoted market prices of similar loans sold in conjunction with securitization transactions and adjusted for differences in loan characteristics. The fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Other Earning Assets: The carrying amount of other earning assets as reported on the balance sheet approximates fair value.

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

Long-Term Debt: The corporation's long-term debt consists partially of capital leases that are exempt from the disclosure requirements of SFAS No.
107. The fair value of the remaining long-term debt is estimated based on interest rates currently available for debt with similar terms and remaining maturities.

Off-Balance Sheet Instruments: The estimated fair value of off-balance sheet items was not material at December 31, 1995. The corporation does not engage in hedging or swap transactions, nor does it employ any derivative securities.

The estimated fair values of the Corporation's financial instruments as of December 31 are summarized below (in thousands):

                                      1995                     1994
                             Carrying      Fair       Carrying      Fair
                              Amount       Value       Amount       Value
                            ----------  ----------   ----------  ----------
Financial assets:
  Cash and cash equivalents $  632,858  $  632,858   $  450,752  $  450,752
  Investment securities....  2,192,766   2,211,338    2,086,030   2,032,148
  Loans, net...............  5,057,292   5,061,305    5,010,485   4,951,032
  Other earning assets.....     11,528      11,528        8,987       8,987

Financial liabilities:
  Deposits.................  7,056,107   7,073,767    6,815,841   6,801,951
  Short-term borrowings....    209,719     209,719      179,409     179,409
  Long-term indebtedness...      1,955       1,952        2,928       2,926

   SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The disclosures also do not include certain intangible assets such as deposit base intangible, mortgage servicing rights and goodwill. Accordingly, the aggregate fair value amount presented should not be interpreted as representing the underlying value of the corporation.


13. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

   The corporation and its subsidiaries have a noncontributory, defined-benefit pension plan covering substantially all of their qualified employees. The benefits are based on years of service and the employee's compensation during the last ten years of employment. The corporation's funding policy is to make annual contributions in amounts necessary to satisfy the Internal Revenue Service's funding standards to the extent they are deductible against taxable income. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Contributions to the plan totaled $4.851 million, $3.665 million and $3.385 million in 1995, 1994 and 1993, respectively. Contributions include normal costs of the plan and amortization for periods of up to 40 years of unfunded past service cost.


Pension expense included the following components (in thousands):

                                                   Year ended December 31
                                                   1995     1994     1993
                                                  ------   ------   ------
Service cost - benefits earned during the period. $2,737   $2,739   $2,541
Interest cost on projected benefit obligation....  6,167    4,844    4,615
Actual return on plan assets.....................(15,094)     192   (3,267)
Net amortization and deferral ...................  8,821   (5,972)  (2,336)
                                                  ------   ------   ------
  Net periodic pension cost...................... $2,631   $1,803   $1,553
                                                  ======   ======   ======

The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets (in thousands):

                                                           December 31
                                                      1995     1994     1993
                                                     -------  -------  -------
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested
 benefits of $72,950, $52,302 and $46,693.........   $78,078  $57,643  $51,485
                                                     =======  =======  =======
Plan assets at fair value ........................   $91,275  $74,476  $67,126
Projected benefit obligation for service
     rendered to date.............................    96,666   73,109   66,242
                                                     -------  -------  -------
Plan assets in excess of projected benefit obligation (5,391)   1,367      884
Unrecognized net loss from past experience
   different from that assumed and effects of
   change in assumptions............................. 19,611   11,139    7,988
Unamortized prior service cost....................... (1,839)  (2,359)  (2,611)
Unrecognized net obligation at January 1, 1990
   being recognized over 15 years ...................     58       72       86
                                                     -------  -------  -------
Prepaid pension cost included in other assets........$12,439  $10,219  $ 6,347
                                                     =======  =======  =======

   The assets of the plan consist of U.S. Treasury securities - 41%, other debt obligations - 13%, stocks - 39%, and cash and equivalents - 7%. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 4.75%, respectively. The expected long-term rate of return on plan assets was 9%.
   The corporation and its subsidiaries have a thrift plan to which employees with one year of service may elect to contribute up to 6% of their salary. The corporation contributes to the plan to the extent of 50% of the employees' contributions, and an additional 25% contribution is made if a specified profit objective is met. A 75% employer match was made in each of the years 1995, 1994 and 1993 when the corporation's contributions to the plan totaled $3.582 million, $3.212 million and $3.055 million, respectively. The plan is administered under the provisions of Section 401(k) of the Internal Revenue Code.
   Certain individuals who were participating in any of the corporation's medical plans at retirement may elect to receive medical benefits similar to those provided for active employees if they make their elections within 30 days of retirement. Terminated employees may elect to receive such benefits for a limited period.
   The corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to full-time employees who have worked at least 10 years and have attained age 55 while in service with the corporation. The benefits are based on years of service and are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. Employees hired after December 31, 1993, may participate in the plan but must pay 100% of the cost. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with the corporation's expressed intent to increase the retiree contribution rate annually for the expected increase in medical costs for that year. The corporation has set a maximum amount that it will contribute per year of approximately three times the 1993 contribution level. The plan is not funded.
   In 1993, the corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The effect of adopting the new rules increased 1993 net periodic postretirement benefit cost by $1.977 million and decreased 1993 net income by $1.285 million.

   The liability for postretirement benefits is unfunded. The following table presents the status of the plan, reconciled with amounts recognized in the corporation's statement of financial position (in thousands).
                                                           December 31
                                                          1995     1994
                                                        -------  -------
Accumulated postretirement benefit obligation:
   Retirees ........................................... $ 5,218  $ 5,631
   Fully eligible, active plan participants ...........   3,238    2,179
   Other active plan participants .....................   9,131    5,635
                                                        -------  -------
                                                         17,587   13,445

Plan assets at fair value .............................    -        -
                                                        -------  -------
Accumulated postretirement benefit obligation
   in excess of plan assets ...........................  17,587   13,445
Unrecognized net gain or (loss) .......................   1,465   (2,068)
Unrecognized transition obligation ....................  10,378   10,989
                                                        -------  -------
Accrued postretirement benefit cost ................... $ 5,744  $ 4,524
                                                        =======  =======

Net periodic postretirement benefit cost includes the following components:

                                                    1995    1994    1993
                                                   ------  ------  ------
Service cost ......................................$  638  $  971  $  691
Interest cost ..................................... 1,046   1,223     977
Amortization of transition obligation over 20 years   611     611     610
Net amortization and deferral......................  (127)    102    -
                                                   ------  ------  ------
Net periodic postretirement benefit cost...........$2,168  $2,907  $2,278
                                                   ======  ======  ======

    The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost-trend rate) is 11.3% for 1995 and is assumed to decrease gradually to 5.0% for 2004 and to remain at that level thereafter. The health care cost-trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost-trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995, by $1,163,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1995 by $102,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31,1995. The corporation has limited its exposure to increases in health care cost-trend rates by setting a cap on the maximum amount it will ever pay on any one retiree and by passing through 100% of the cost of retiree health care to new employees hired after December 31, 1993.

14. INCOME TAXES

Significant components of the corporation's deferred-tax liabilities and assets are as follows (in thousands):

                                                            December 31
                                                           1995     1994
                                                         -------  -------
Deferred-tax liabilities:
  Life insurance reserves................................$ 2,683  $ 3,013
  Depreciation...........................................  6,406    6,298
  Other..................................................  6,299    5,087
  Acquisition of banks...................................   -         337
                                                         -------  -------
  Total deferred-tax liabilities ........................ 15,388   14,735
                                                         -------  -------
Deferred-tax assets:
  Installment loan interest and fees.....................  2,807    2,845
  Deferred compensation..................................  5,952    4,845
  Allowance for loan losses.............................. 19,963   18,230
  Other..................................................  9,609    6,918
  Acquisition of banks...................................   -       4,782
                                                         -------  -------
  Total deferred-tax assets.............................. 38,331   37,620
                                                         -------  -------
Net deferred-tax assets .................................$22,943  $22,885
                                                         =======  =======

   The provision for income taxes includes amounts currently payable and amounts deferred to or from other years as a result of differences in timing of income or expenses for reporting and tax purposes. The income tax provision includes the following amounts (in thousands):

                                                    Year Ended December 31
                                                   -------------------------
                                                      1995     1994     1993
                                                     -------  -------  -------
Current:
  Federal income taxes ..............................$54,572  $55,570  $54,590
  State income taxes.................................  2,165      966    1,475
                                                     -------  -------  -------
  Total current...................................... 56,737   56,536   56,065
                                                     -------  -------  -------
Deferred (benefit):
  Federal income taxes ..............................    160   (1,910)  (1,858)
  State income taxes.................................   (218)     (66)     (85)
                                                     -------  -------  -------
  Total deferred ....................................    (58)  (1,976)  (1,943)
                                                     -------  -------  -------
Provision for income taxes...........................$56,679  $54,560  $54,122
                                                     =======  =======  =======
  Income taxes paid during the year..................$54,612  $56,260  $60,207
                                                     =======  =======  =======

   The exclusion of certain categories of income and expense from taxable net income results in an effective tax rate that is lower than the statutory federal rate. The differences in the rates are as follows (dollars in thousands):

                                          Year Ended December 31
                                   1995            1994            1993
                              --------------- --------------- ---------------
                              Amount  Percent Amount  Percent Amount  Percent
                              ------- ------- ------- ------- ------- -------
Statutory rate................$58,897   35.0% $58,723   35.0% $59,551   35.0%
Nontaxable interest on
  municipal obligations....... (4,606)  (2.7)  (4,874)  (2.9)  (5,847)  (3.4)
Other items ..................  2,388    1.4      711     .4      418     .2
                              ------- ------- ------- ------- ------- -------
Effective rate................$56,679   33.7% $54,560   32.5% $54,122   31.8%
                              ======= ======= ======= ======= ======= =======
   The Internal Revenue Service has examined the corporation's federal income tax returns through December 31, 1990, and all years are closed through December 31, 1991.

15. EARNINGS PER SHARE

   Earnings per share of common stock, after giving effect to dividends on preferred stock of $47 thousand in 1995, $51 thousand in 1994 and $54 thousand in 1993, are based on 34.056 million, 32.281 million and 32.512 million average shares outstanding, respectively. The dilutive effect upon earnings per share of the conversion of the outstanding convertible preferred stock and other items was not material for any of the three years.



16. COMMITMENTS AND CONTINGENCIES

   The corporation, in the normal course of its business, is the subject of legal proceedings instituted by customers and others. In the opinion of the corporation's management, there were no legal matters pending as of December 31, 1995, that would have a material effect on its financial statements.


17. RESTRICTIONS ON LOANS AND DIVIDENDS FROM SUBSIDIARIES

   The corporation's banking affiliates and its life insurance subsidiary are subject to federal and/or state statutes that prohibit or restrict certain of their activities, including the transfer of funds to the corporation. There are restrictions on loans from banks to their parent company, and banks and life insurance companies are limited as to the amount of cash dividends that they can pay. As of December 31,1995, the corporation's equity in the net assets of its subsidiaries, after elimination of intercompany deposits and loans, totaled $666.965 million. Of that amount, $661.047 million was restricted as to the payment of dividends. Consolidated retained earnings in the amount of $297.307 million were free of limitations on the payment of dividends to the corporation's shareholders as of December 31,1995.

18. RELATED-PARTY TRANSACTIONS

   Directors and officers of the corporation and their affiliates were customers of, and had other transactions with, the corporation in the ordinary course of business. The corporation has made residential mortgage loans at favorable rates to officers of the corporation and its subsidiaries who have been relocated for the convenience of the corporation. Other loan transactions with directors and officers were made on substantially the same terms as those prevailing for comparable loans to other persons and did not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 1995 and 1994, loans to directors and executive officers of the corporation and its largest subsidiary bank, where the aggregate of such loans exceeded $60 thousand, totaled $74.622 million and $60.147 million, respectively. During 1995, $213.801 million of new loans were made and repayments totaled $199.326 million. These totals include loans to certain business interests and family members of the directors and executive officers, and no losses are anticipated in connection with any of the loans.

19. FIRST VIRGINIA BANKS, INC. (PARENT COMPANY ONLY)
    CONDENSED FINANCIAL INFORMATION (IN THOUSANDS)

                                 BALANCE SHEETS
                                                              December 31
                                                            1995       1994
                                                          --------   --------
Assets
  Cash and noninterest-bearing deposits
    principally in affiliated banks.......................$  4,350   $  3,546
  Securities purchased under agreements to resell.........  99,080     56,902
  Investment in affiliates based on the Corporation's
    equity in their net assets:
     Banking companies.................................... 634,573    606,092
     Bank-related companies...............................  14,601     12,729
  Investment securities, (market value $10,794-1995
       and $9,682-1994)................................... 10,586     10,048
  Loans (including $16,627-1995 and $14,425-1994
       to affiliated companies) ..........................  25,263     15,121
  Premises and equipment..................................  33,378     39,550
  Goodwill and core deposit premium.......................  71,773     78,705
  Other assets ...........................................  40,193     35,828
                                                          --------   --------
    Total Assets .........................................$933,797   $858,521
                                                          ========   ========

Liabilities
  Interest, taxes and other liabilities ..................$ 32,220   $ 31,265
  Commercial paper .......................................  31,930     20,368
                                                          --------   --------
    Total Liabilities ....................................  64,150     51,633
                                                          --------   --------
Shareholders' Equity
  Preferred stock.........................................     695        746
  Common stock............................................  33,951     34,050
  Capital surplus......................................... 107,112    111,184
  Retained earnings....................................... 727,889    660,908
                                                          --------   --------

    Total Shareholders' Equity............................ 869,647    806,888
                                                          --------   --------
    Total Liabilities and Shareholders' Equity............$933,797   $858,521
                                                          ========   ========

                              STATEMENTS OF INCOME

                                                    Year Ended December 31
                                                    1995     1994      1993
                                                  --------  --------  --------
Income
Dividends from affiliates:
  Banking companies...............................$109,682  $123,024  $ 68,674
  Bank-related companies .........................     325      -           25
Service fees from affiliates......................  13,864     9,017    10,529
  Rental income:
   Affiliates ....................................   5,937     6,692     5,185
   Other .........................................   1,882     1,975     1,782
Interest and dividends on investment securities...   5,006     3,706     1,901
Other income:
  Affiliates .....................................   1,915     2,339     2,390
  Other ..........................................     387     1,187       751
                                                  --------  --------  --------
    Total income.................................. 138,998   147,940    91,237
                                                  --------  --------  --------

Expenses
Salaries and employee benefits....................  15,406    14,092    12,685
Interest .........................................   1,383       829       517
Other expenses:
  Paid to affiliates..............................   1,714     1,694       806
  Other ..........................................  12,904     9,715     9,673
                                                  --------  --------  --------
    Total expense.................................  31,407    26,330    23,681
                                                  --------  --------  --------
Income before income taxes and equity in
     undistributed income of affiliates .......... 107,591   121,610    67,556
Federal income tax (credits)......................     124      (706)   (1,054)
                                                  --------  --------  --------
Income before equity in
     undistributed income of affiliates........... 107,467   122,316    68,610
Equity in undistributed income of affiliates .....   4,132    (9,095)   47,414
                                                  --------  --------  --------
Net income........................................$111,599  $113,221  $116,024
                                                  ========  ========  ========

                            STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31
                                                      1995     1994     1993
                                                   --------  --------  -------
Net cash provided by operating activities..........$111,810  $125,485  $69,025
                                                   --------  --------  -------
Investing activities:
  Proceeds from maturity and sale
     of investment securities......................    -         -      28,167
  Proceeds from the sale of
     available for sale securities.................    -        1,195     -
  Proceeds from maturity of
     held to maturity securities...................   1,400    20,699     -
  Purchase of investment securities ...............  (1,977)   (4,263) (48,931)
  Net (increase) decrease in loans................. (10,142)   38,308   (4,862)
  Purchases of premises and equipment .............    (844)   (1,749)  (1,891)
  Sales of premises and equipment .................   4,985        28        3
  Investment in affiliates......................... (25,585)  (43,651)  (3,453)
  Other............................................   1,601    (6,523)   2,260
                                                   --------  --------  -------
     Net cash (used for)
        provided by investing activities........... (30,562)    4,044  (28,707)
                                                   --------  --------  -------
Financing activities:
  Net increase (decrease) in short-term borrowings   11,563     3,146   (4,114)
  Principal payments on long-term borrowings.......    -         -      (4,095)
  Common stock purchased and retired...............  (5,695)  (61,856)    -
  Cash dividends - common.......................... (45,559)  (40,928) (34,830)
  Cash dividends - preferred ......................     (48)      (52)     (54)
  Proceeds from issuance of common stock...........   1,473       745    1,401
                                                   --------  --------  -------
     Net cash used for financing activities ....... (38,266)  (98,945) (41,692)
                                                   --------  --------  -------
     Net increase (decrease) in cash and
                cash equivalents...................  42,982    30,584   (1,374)
     Cash and cash equivalents at beginning of year  60,448    29,864   31,238
                                                   --------  --------  -------
     Cash and cash equivalents at end of year......$103,430  $ 60,448  $29,864
                                                   ========  ========  =======

Net cash provided by operating activities has been
    reduced (increased) by the following
    cash payments (receipts):
  Interest on indebtedness...........................$ 1,371  $   823  $   518
  Income taxes.......................................   (990)    (467)    (954)

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING
---------------------------------------------------

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


/s/ Barry J. Fitzpatrick
________________________
Barry J. Fitzpatrick
Chairman, President and
Chief Executive Officer

/s/ Richard F. Bowman
________________________
Richard F. Bowman
Senior Vice President, Treasurer
and Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
-------------------------------------------------

To the Shareholders and Board of Directors
First Virginia Banks. Inc.

   We have audited the accompanying consolidated balance sheets of First Virginia Banks, Inc., and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Virginia Banks, Inc., and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                         /s/ Ernst & Young LLP




Washington, D.C.
January 17, 1996

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


                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

   The Board of Directors is divided into three classes (A, B and C). The term of office for Class C directors will expire at this Annual Meeting. Four persons, all of whom are presently on the Board, have been nominated to serve as Class C directors. If elected, the four nominees for Class C directors will serve for a term of three years.

   It is the intention of the persons named in the accompanying form of proxy, unless stockholders specify otherwise by their proxies, to vote for the election of the four nominees named below and on the next page. Although the Board of Directors does not expect that any of the persons named will be unable to serve as a director, should any of them be unable to accept nomination or election, it is intended that shares represented by the accompanying form of proxy will be voted by the proxy holders for such other person or persons as may be designated by the present Board of Directors.

   Certain information concerning the nominees for election at this meeting and the Class A and Class B directors who will continue in office after the meeting is set forth below and on the following pages, as furnished by them.

NOMINEES FOR CLASS C DIRECTORS

Paul H. Geithner, Jr., 65, is the retired President and Chief Administrative Officer of First Virginia (1985-1995) and has been a director of First Virginia since 1984. He also is a director of First Virginia Life Insurance Company, a nonbank affiliate. He is a member of the Public Policy Committee and the executive Committee. He beneficially owns 40,687 shares of Common Stock. (1)

L. H. Ginn, III, 62, has been President since 1975 of Lighting Affiliates, Inc., a distributor of electrical fixtures located in Richmond, Virginia, and has been a director of First Virginia since 1978. Mr. Ginn is a retired U. S. Army Reserve Major General. He is Chairman of the Board of First Virginia Bank-Colonial, Richmond, Virginia. He is a member of the Executive Committee and the Director Nominating Committee and beneficially owns 12,281 shares of Common Stock. (2)

T. Keister Greer, 74, has been principal of T. Keister Greer, P.C., in Rocky Mount, Virginia, since 1995 and has been a director of First Virginia since 1976. Prior to that, he was Counsel to Greer & Melesco (1972-1994) and Counsel to Greer & Greer (1990-1991). He is Chairman of the Board of First Virginia Bank-Franklin County, Rocky Mount, Virginia. Mr. Greer is a member of the Public Policy Committee and the Director Nominating Committee and beneficially owns 17,400 shares of Common Stock. (3)

Edward M. Holland, 56, has been an attorney in Arlington, Virginia since 1966 and is a former member of the Virginia General Assembly (Senate) (1972-January, 1996). He has been a director of First Virginia since 1974. He also is a director of First Virginia Bank, Falls Church, Virginia. He serves on the Executive Committee and the Management Compensation and Benefits Committee and beneficially owns 59,479 shares of Common Stock. (4)

CLASS A DIRECTORS
(Serving until the 1997 Annual Meeting)

E. Cabell Brand, 72, has been President since 1987 of Recovery Systems, Inc., a company in Salem, Virginia that engages in business and environmental consulting and international development projects. He is a director and Vice Chairman of the Board of First Virginia Bank-Southwest, Roanoke, Virginia and has been a director of First Virginia since 1976. He serves on the Management Compensation and Benefits Committee and the Director Nominating Committee and beneficially owns 5,538 shares of Common Stock. (5)

Barry J. Fitzpatrick, 56, is Chairman, President and Chief Executive Officer of First Virginia. He is Chairman of First Virginia Bank in Falls Church and a director of a number of nonbank affiliated companies including First Virginia Services, Inc. and First Virginia Credit Services, Inc. He was appointed Chairman and Chief Executive Officer of First Virginia effective January 1, 1995, and President effective July 1, 1995. He was Executive Vice President of First Virginia from May 1992, until January 1, 1995, and was Senior Vice President and Regional Executive Officer from June 1982, to May 1992. He serves on the Executive Committee, the Public Policy Committee and the Director Nominating Committee. He beneficially owns 49,772 shares of First Virginia Common Stock. (6)

Elsie C. Gruver, 69, is a community and civic leader in Arlington, Virginia and has been a director of First Virginia since 1973. She is Chairman of the Public Policy Committee and a member of the Audit Committee and beneficially owns 5,936 shares of Common Stock. (7)

W. Lee Phillips, Jr., 60, has been a professional engineer involved in real estate management and home building in Falls Church, Virginia and southern Maryland since 1991. Prior to that, he was a Professional Engineer and Land Surveyor (1959-1991) and Chairman of the Board, Walter L. Phillips, Inc. (1976-1991). He has been a director of First Virginia since 1985 and is a director of First Virginia Bank, Falls Church, Virginia. He serves on the Audit Committee, as well as the Management Compensation and Benefits Committee, and beneficially owns 8,254 shares of Common Stock. (8)

Josiah P. Rowe, III, 68, has been Co-Publisher and General Manager of The Free Lance-Star Publishing Co. of Fredericksburg, Va. since 1949 and has been a director of First Virginia since 1991. He is a director of First Virginia Bank, Falls Church, Virginia. He serves on the Public Policy Committee and the Director Nominating Committee and beneficially owns 1,500 shares of Common Stock and 100 shares of Preferred Stock.

Albert F. Zettlemoyer, 61, retired in 1995 as President of the Government Systems Group of UNISYS Corporation in McLean, Virginia and as Executive Vice President of UNISYS Corporation. He has been a director of First Virginia since 1978. Prior to being President of the Government Systems Group, he was Vice President of UNISYS (1991-1993) and President of Paramax Corporation, a subsidiary of UNISYS (1992). He serves on the Audit Committee and chairs the Management Compensation and Benefits Committee. He beneficially owns 6,000 shares of Common Stock. (9)

CLASS B DIRECTORS
(Serving until the 1998 Annual Meeting)

Edward L. Breeden, III, 61, has been a partner in the law firm of Breeden, MacMillan & Green in Norfolk, Virginia since 1959 and has been a director of First Virginia since 1982. He is a director of First Virginia Bank of Tidewater, Norfolk, Virginia and of First Virginia Life Insurance Company. He serves on both the Executive Committee and the Public Policy Committee and chairs the Audit Committee. He beneficially owns 66,053 shares of Common Stock.
(10)

Gilbert R. Giordano, 67, has been an attorney since 1956 and senior partner in the law firm of Giordano, Villareale & Vaughan, P.A., in Upper Marlboro, Maryland since 1972. He has been a director of First Virginia since 1989. He is Chairman of the Board of First Virginia Bank-Maryland, Upper Marlboro, Maryland. He serves on the Audit Committee and the Director Nominating Committee and beneficially owns 220,666 shares of Common Stock. (11)

Eric C. Kendrick, 49, has been President of Mereck Associates, Inc., a real estate management and development firm in Arlington, Virginia since 1989 and has been a director of First Virginia since 1986. He serves on the Management Compensation and Benefits Committee and the Public Policy Committee. He beneficially owns 49,734 shares of Common Stock. (12)

John B. Melvin, 71, is Trustee of the Stanley Family Bottling Company Trust. In 1991, he retired as Chairman of the Board, Coca-Cola Bottling Co. of Annapolis, Maryland. He is a director of Farmers Bank of Maryland, a subsidiary bank of First Virginia located in Annapolis, Maryland. He beneficially owns 19,620 shares of Common Stock. (13)

Robert H. Zalokar, 68, is the retired Chairman of the Board and Chief Executive Officer of First Virginia (1984-1994). He has been a director of First Virginia since 1959. He is also a director of First Virginia Bank in Falls Church and a director of First Virginia Life Insurance Company and First Virginia Mortgage Company. He serves as Chairman of the Executive Committee and is a member of the Public Policy Committee and the Director Nominating Committee. He beneficially owns 124,301 shares of Common Stock.


(1) Includes 31,600 shares held in a revocable trust and 4,114 shares held indirectly through his spouse.

(2) Includes 235 shares held indirectly through his spouse and 1,366 shares held by a trust of which Mr. Ginn is trustee.

(3) Includes 5,400 shares of Common Stock held by a trust in which Mr. Greer has a beneficial interest. During 1995, Mr. Greer's law firm, T. Keister Greer, P.C. was retained by First Virginia Bank-Franklin County to perform certain legal services. During 1995, he was paid $37,416 for these services.
(4) Includes 34,479 shares held by a corporation of which Mr. Holland is an officer, director, and owner.

(5) Includes 264 shares of Common Stock held indirectly through his spouse.

(6) Includes options to purchase 27,250 shares of Common Stock which are currently exercisable but does not include options to purchase 26,000 shares of Common Stock which are not currently exercisable.

(7) Includes 1,782 shares of Common Stock held in a Keogh Plan, 900 shares held in an Individual Retirement Account and 900 shares held in her spouse's Individual Retirement Account.

(8) Includes 3,000 shares held by a trust of which Mr. Phillips is a trustee.

(9) All of the shares are held jointly with spouse.

(10) Includes 7,500 shares held by a corporation of which Mr. Breeden is President, 16,325 shares held by two foundations of which Mr. Breeden is Chairman, and 38,175 shares held by two trusts of which Mr. Breeden is trustee.

(11) Includes 264 shares held in a trust for his son, 87 shares held by his spouse and daughter, 550 shares held by his spouse and son, 10,547 shares held by the Giordano Family Foundation and, 4,330 shares held by his spouse as custodian for his son.

(12) Includes 6,489 shares held by his spouse and 1,729 shares held by a corporation of which Mr. Kendrick is a director and president.

(13) All of the shares are held in a trust.

As of February 28, 1996, executive officers and directors as a group beneficially owned 967,272 shares of Common Stock representing approximately 2.8% of those shares outstanding, of which 151,715 shares represent shares covered by current]y exercisable options (or options exercisable within 60 days) and 225 shares of Preferred Stock representing approximately .33 % of those shares outstanding. No officer or director owned as much as 1.0% of First Virginia Common Stock. Messrs. Breeden, Greer and Giordano are members of or are associated with law firms which have been in the last two years, and are proposed in the future to be, retained by First Virginia and its subsidiaries. Messrs. Brand, Breeden, Fitzpatrick, Geithner, Ginn, Giordano, Greer, Holland, Melvin, Phillips, Rowe and Zalokar have been directors of various subsidiaries of First Virginia during the past five years. Ages of the directors are stated as of February 28, 1996.














BENEFICIAL OWNERSHIP OF NAMED EXECUTIVE OFFICERS

The following table sets forth certain information regarding the named executives' beneficial ownership of First Virginia Common Stock as of February 28, 1996.

                    Shares of Common Stock of First Virginia
                               Beneficially Owned
Name of Officer                    Number *          Percent of Class

Barry J. Fitzpatrick                49,772             .1458

Shirley C. Beavers, Jr.             37,072             .1086

Raymond E. Brann, Jr.               31,590             .0925

Michael G. Anzilotti                 8,664             .0254

H. Howard Hicks, Jr.                33,821             .0991


* The amounts shown represent the total shares owned outright by such individuals together with shares which are issuable upon the exercise of all stock options that are currently exercisable. Specifically, the following individuals have the right to acquire the shares indicated after their names, upon the exercise of stock options: Mr. Fitzpatrick, 27,250; Mr. Beavers, 26,250; Mr. Brann, 21,050; Mr. Anzilotti, 7,500 and Mr. Hicks, 5,300.


COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

First Virginia's Board of Directors has a standing Audit Committee, Director Nominating Committee, Management Compensation and Benefits Committee, Public Policy Committee, and Executive Committee.

The Audit Committee, comprised of Directors Breeden, Giordano, Gruver, Melvin, Phillips, and Zettlemoyer, held five meetings during 1995. Functions of the Committee include (1) reviewing with the independent public accountants and management such matters as: the financial statements and the scope of First Virginia's audit, compliance with laws and regulations, and the adequacy of First Virginia's system of internal procedures and controls and resolution of material weaknesses; (2) reviewing with First Virginia's internal auditors the activities and performance of the internal auditors; (3) reviewing with management the selection and termination of the independent public accountants and any significant disagreements between the independent public accountants and management; and (4) reviewing the nonaudit services of the independent public accountant. Under Section 36 of the Federal Deposit Insurance Act, the Audit Committee also performs similar functions for some of the First Virginia member banks.

The Director Nominating Committee, comprised of Directors Malone, Brand, Fitzpatrick, Ginn, Giordano, Greer, Rowe, and Zalokar, held one meeting in 1995. The functions of the Committee include annually recommending to the Board the names of persons to be considered for nomination and election by First Virginia's stockholders and, as necessary, recommending to the Board the names of persons to be elected to the Board between annual meetings.


The Management Compensation and Benefits Committee, comprised of Directors Zettlemoyer, Brand, Holland, Kendrick, and Phillips, held two meetings in 1995. The Committee has the authority to establish the level of compensation (including bonuses) and benefits of management of First Virginia. In addition, the Committee has authority to award long-term incentive compensation, e.g., stock options and stock appreciation rights, to First Virginia's management based on such factors as individual and corporate performance.

The Public Policy Committee, comprised of Directors Gruver, Breeden, Fitzpatrick, Geithner, Greer, Kendrick, Malone, Rowe, and Zalokar, met four times during 1995. This Committee supervises First Virginia's contribution and matching gifts programs. The Committee also monitors the programs developed for affirmative action and compliance with the Community Reinvestment Act and Title VII of the Civil Rights Act of 1964.

The Executive Committee, comprised of Directors Zalokar, Breeden, Fitzpatrick, Geithner, Ginn, Holland, and Malone, held 11 meetings in 1995. The Committee exercises all of the powers of the Board of Directors when the Board is not in session, except for those powers reserved for the Board under state law and by First Virginia's Articles of Incorporation and Bylaws.

During 1995, there were 12 meetings of the Board of Directors. All directors attended more than 75% of the aggregate total number of meetings of the Board and committees of the Board on which they served.


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

Based on a review of the forms that were filed and written representations from the executive officers and directors, First Virginia believes that during the year 1995 all filing requirements applicable to its officers and directors were met.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

   The Summary Compensation Table shows the annual compensation for the last three fiscal years for First Virginia's Chief Executive Officer and for the four most highly compensated executive officers other than First Virginia's Chief Executive Officer:


                           SUMMARY COMPENSATION TABLE
                                                                 Long-Term
                                     Annual Compensation         Compensation

  (a)                            (b)     (c)      (d)    (e)      (f)     (g)
                                                        Other             All
                                                        Annual  Options/ Other
Name And                                                Compen-  SARs   Compen-
Principal                              Salary    Bonus  sation  Awarded sation
Position                         Year  ($) (1)  ($) (2) ($) (3) (#)     ($) (4)
--------                         ----  -------  ------- ------- ------- -------

Barry J. Fitzpatrick             1995  350,000  156,275  3,636  20,000  45,804
Chairman, President and          1994  209,000  125,144  6,135    0     24,691
Chief Executive Officer of       1993  189,000   90,406 69,099  10,000  25,203
First Virginia

Shirley C.Beavers, Jr.           1995  230,000   93,362  3,868   5,000  30,818
Executive Vice President of      1994  209,000   94,952  6,919    0     25,963
First Virginia and President,    1993  189,000   90,406  6,045  10,000  31,385
First Virginia Services, Inc.

Raymond E. Brann, Jr.            1995  183,821   61,735 66,360   5,000  57,270
Executive Vice President         1994  154,348   34,179  2,394    0     55,700
of First Virginia                1993  147,000   35,185 16,600   2,000  54,881

Michael G. Anzilotti             1995  173,798   46,524  2,250   5,000  15,034
Senior Vice President and        1994  149,741   41,588  4,007    0     13,904
Regional Executive Officer       1993  140,846   42,219  3,290   7,500  13,130
of First Virginia and
President and Chief Executive
Officer of First Virginia Bank

Henry Howard Hicks, Jr.          1995  178,980   34,975   0      1,500  32,098
Senior Vice President and        1994  171,288   45,244   0       0     29,402
Regional Executive Officer       1993  162,830   46,013   0      2,000  31,614
of First Virginia

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



(3) The Other Annual Compensation Column (Column (e)) includes the amount of taxes paid by First Virginia for certain benefits. In Mr. Brann's case, it also includes perquisites or personal benefits whose value amounted to $56,900. Of that amount, $32,459 was for country club dues and a country club initiation fee and $17,287 was for moving expenses. During 1995, First Virginia made a below market rate residential mortgage loan to Mr. Brann as an inducement for him to relocate to Northern Virginia. The Other Annual Compensation Column includes the interest benefit to Mr. Brann for 1995 for that loan.

(4) The All Other Compensation Column (Column (g)) includes the amount paid by the employer under the First Virginia Banks, Inc. Employees Thrift Plan which, for each of the named officers, was $6,750. It also includes the amounts paid by the employer under the First Virginia Supplemental Benefits Plan. This plan provides supplemental retirement benefits for those key officers who are restricted from receiving further benefits under the Thrift Plan as a result of the limitation on pretax contributions imposed by the Internal Revenue Code. For 1995, these amounts were: for Mr. Fitzpatrick, $15,981; Mr. Beavers, $7,884; Mr. Brann, $3,071; Mr. Anzilotti, $2,953 and Mr. Hicks, $3,351. It also includes the premium amounts paid by the employer under the First Virginia Split Dollar life Insurance Plan. For 1995, these amounts were: for Mr. Fitzpatrick, $22,541; Mr. Beavers, $14,635; Mr. Brann, $44,149; Mr. Anzilotti, $4,331 and Mr. Hicks, $15,999. It also includes the "above-market" earnings on deferred compensation earned during 1995. These amounts were: for Mr. Fitzpatrick, $532; Mr. Beavers, $1,549; Mr. Brann, $3,300; Mr. Anzilotti, $1,000 and Mr. Hicks, $5,998.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

The table on the following page shows for each of the named executive officers
(1) the number of options that were granted during 1995, (2) out of the total number of options granted to all employees, the percent granted to the named executive officer, (3) the exercise price, (4) the expiration date and (5) the potential realizable value of the options, assuming that the market price of the underlying securities appreciates in value from the date of grant to the end of the option term, at a 5% and 10% annualized rate. No freestanding SARs were granted in 1995.
                              Stock Option Grants In 1995

                                                             Potential
                            Percent of                       Realizable
                Number of   Total                            Value at
                Securities  Options                          Assumed Annual
                Underlying  Granted to  Exercise             Rates of Stock
                Options     Employees   or Base   Expir-     Price Appreciation
                Granted     in Fiscal   Price     ation      for Option Term
   Name         (# Shs.)(1) Year (2)    ($/Sh.)   Date       5%($)    10%($)
   ----         ----------  ---------   -------   -----      -------  -------

Barry J.
Fitzpatrick      20,000        23.95%    41.875  12/19/2005  526,699 1,334,759

Shirley C.
Beavers, Jr.      5,000         5.99%    41.875  12/19/2005  131,674   333,689

Raymond E.
Brann, Jr.        5,000         5.99%    41.875  12/19/2005  131,674   333,689

Michael G.
Anzilotti         5,000         5.99%    41.875  12/19/2005  131,674   333,689

H.Howard
Hicks, Jr.        1,500         1.80%    41.875  12/19/2005   39,502   100,107


(1) Options granted to the named executive officers in 1995 are exercisable over a five year period provided certain performance goals are achieved by First Virginia. All of the options that were granted in 1995 include a provision that would accelerate the vesting of the options upon a "change in control" of First Virginia. For an explanation of the "change in control" provision, see "Directors' Compensation, Consulting Arrangements and Plans Which Include Change in Control Arrangements."

(2) Options to purchase 83,500 shares of First Virginia Common Stock were granted to employees during 1995. No freestanding SARs were granted in 1995 to employees and none of the options that were granted had any tandem SARs.


The table on the following page shows for each of the named executive officers the number of shares of First Virginia Common Stock acquired upon the exercise of stock options and stock appreciation rights during 1995, the value realized upon their exercise, the number of unexercised stock options and SARs at the end of 1995 and the value of unexercised "in-the-money" stock options and SARs at the end of 1995. Stock options or freestanding SARs are considered "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the option or SAR. Some of the stock options which were granted to First Virginia's executive officers include a provision that would accelerate the vesting of the options upon a "change in control" of First Virginia. There were no unexercisable or exercisable freestanding SARs owned by any of the named executive officers at yearend.

                  Aggregated Options/SAR Exercises in 1995 and
                           Yearend Options/SAR Values

                                                     Value of
                                     Number of       Unexercised
                                     Unexercised     In-the-Money
                 Shares              Options         Options
                 Acquired            at Yearend      at
                 on        Value     (#)             Yearend ($)
                 Exercise  Realized  Exercisable/    Exercisable/
  Name           (#)       ($)       Unexercisable   Unexercisable
  ----           --------  --------  -------------   -------------

Barry J.
Fitzpatrick         3,000    67,375  25,250/28,000   525,750/72,000

Shirley C.
Beavers, Jr.        4,000    92,334  24,250/13,000   505,792/72,000

Raymond E.
Brann, Jr.           0         0     20,650/6,600    471,976/15,400

Michael G.
Anzilotti           1,522    53,080   6,000/11,000   132,750/54,000

H. Howard
Hicks, Jr.          6,268   138,494   4,900/3,100     87,850/15,400


PENSION AND THRIFT PLANS AND SUPPLEMENTAL COMPENSATION ARRANGEMENTS

   The following table shows the estimated annual benefit payable upon retirement (life only) under the First Virginia Pension Trust Plan based on specified remuneration and years of credited service classifications, assuming a participant retired on December 31, 1995, at age 65. The table ends at an average annual pay of $150,000 since compensation in excess of that amount is not taken into account under the Plan because of IRS regulations. Credited service in excess of thirty years is also not taken into account in determining benefits under the Plan.

          Annual Benefits Under First Virginia's Pension Trust Plan

Average
Annual
Pay for       10 Years   15 Years   20 Years   25 Years   30 Years
Highest         of         of         of         of         of
Five Years    Service    Service    Service    Service    Service
-----------   -------    -------    -------    -------    -------
$125,000       18,704     28,056     37,408     46,760     56,112
 150,000       22,704     34,056     45,408     56,760     68,112


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

   Remuneration on earnings determining pension benefits under the Plan includes salaries and bonuses (which are listed in the Summary Compensation Table) but it also includes any other taxable compensation including compensation resulting from the exercise of nonqualified options and SARs. Credited service as of December 31, 1995, for each of the named executives was as follows: Mr. Fitzpatrick, 26.4 years; Mr. Beavers, 26.3 years; Mr. Brann, 30 years, Mr. Anzilotti, 17.2 years and Mr. Hicks, 30 years. If a participant retired on December 31, 1995 at age 65 under the Plan, the participant would receive the greater of (1) that participant's accrued benefits as determined by using the Summary Compensation Table and the pension table in conjunction with the formula described above or (2) that participant's accrued benefits as of December 31, 1993, which for the named executive officers, was as follows: Mr. Fitzpatrick $69,985, Mr. Beavers $75,605, Mr. Brann, $68,520, Mr. Anzilotti, $39,693 and Mr. Hicks, $86,719.

   Mr. Fitzpatrick has a supplemental compensation agreement which will provide him with supplemental retirement benefits in addition to those pension benefits described above. Under Mr. Fitzpatrick's agreement, if he resigns, retires or leaves First Virginia for any reason after reaching the age of 62, he is entitled to receive for the rest of his life supplemental compensation equal to sixty percent of the average of his highest five years of annual salary and bonus. Highest annual salary includes salary and bonus and any profit sharing payments received under the First Virginia Profit Sharing Plan but does not include any other form of compensation that is not salary or bonuses, such as compensation arising from the exercise of SARs and nonqualified options. Mr. Fitzpatrick can also receive his benefits under his agreement prior to age 62 if there is a "change in control," if he becomes totally and permanently disabled, or if he is dismissed or requested to leave his employment without "just cause." The amount of benefit Mr. Fitzpatrick would receive under his agreement would be reduced by the amount he would receive under the First Virginia Pension Trust Plan. After receiving benefits, should Mr. Fitzpatrick die, his wife would be entitled to one-half of his total annual benefit for the rest of her life. Under his agreement, once benefits begin to be paid, Mr. Fitzpatrick is to remain available to provide consulting and advisory services if he is physically and mentally capable of doing so. Furthermore, his benefits are forfeitable under certain circumstances.

   Executive officers, like other employees of First Virginia, are eligible to participate in the First Virginia Banks, Inc. Employees' Thrift Plan ("Thrift Plan"). Under the Thrift Plan, employees of First Virginia and its subsidiaries who have completed one year of service can contribute up to six percent of their compensation and receive matching employer contributions equal to 50% of their employee contributions. For the years when First Virginia meets an earnings test under the Thrift Plan, First Virginia contributes 75% of employee contributions. The Thrift Plan complies with Section 401(k) of the Internal Revenue Code so that employee contributions can be made on a pretax basis. Employees can direct the investment of their contributions and the matching employer contributions into one or more of three funds that are administered by the Trust Department of First Virginia Bank. Reference is made to Footnote 4 of the Summary Compensation Table for the amount of contributions made on behalf of the named executive officers under the Thrift Plan.

   First Virginia also maintains a First Virginia Supplemental Benefits Plan which provides supplemental retirement benefits for those key officers who are restricted from receiving further benefits under the Thrift Plan as a result of the limitation on pretax contributions imposed by the Internal Revenue Code for 1995. Under the First Virginia Supplemental Benefits Plan, executive officers can continue to make pretax contributions in excess of the IRS limits imposed on the Thrift Plan and receive matching contributions from First Virginia identical to what they would have received if they were in the Thrift Plan and there were no limitations on contributions. Reference is made to Footnote 4 of the Summary Compensation Table for the amount of the employer and employee contributions made on behalf of the named executive officers under the First Virginia Supplemental Benefits Plan.


DIRECTORS' COMPENSATION, CONSULTING ARRANGEMENTS AND PLANS WHICH INCLUDE CHANGE IN CONTROL ARRANGEMENTS

   For 1996, directors of First Virginia who are not salaried officers will be paid an annual retainer of $14,000 per year, a fee of $900 for each meeting of the Board of Directors attended, and a fee of $700 for each meeting of a Committee of the Board of Directors attended. Committee chairmen will receive $850 for each committee meeting they chair. Directors are reimbursed for out-of-town expenses incurred in connection with Board and Committee meetings. Directors can participate in First Virginia's deferred compensation plans which allow them to defer their retainers and fees.

   During 1995, Edwin T. Holland, the founder and former Chairman and Chief Executive Officer of First Virginia, and Thomas K. Malone, Jr., former Chairman and Chief Executive Officer of First Virginia, were paid $148,463 and $114,852, respectively, under their supplemental compensation agreements, in addition to the amounts they received from the First Virginia Pension Trust Plan and, in the case of Mr. Malone, in addition to his director fees. When requested, both Holland and Malone are required to provide consulting services under their supplemental compensation agreements.

   During 1995, Robert H. Zalokar, former Chairman and Chief Executive Officer of First Virginia, and Paul H. Geithner, Jr., former President and Chief Administrative Officer of First Virginia, were paid $521,316 and $141,264, respectively, under their supplemental compensation agreements, in addition to the amounts they received from the First Virginia Pension Trust Plan and in addition to their director fees. When requested, both Zalokar and Geithner are required to provide consulting services under their supplemental compensation agreements.

   First Virginia paid Mr. Zalokar's and Mr. Malone's country club membership fees during 1995 which amounted to $2,996 and $1,742 respectively.

   During 1995, Virginia H. Brown, formerly Virginia H. Beeton, received $71,000 pursuant to her former husband's Supplemental Retirement Agreement with First Virginia in addition to what she received from the First Virginia Pension Trust Plan. Her former husband, Ralph A. Beeton, was Chairman and Chief Executive Officer of First Virginia.

   First Virginia also has two key employee salary reduction deferred compensation plans, one of which began in 1983 and the other in 1986, and two directors' deferred compensation plans, one of which also began in 1983 and the other in 1986, ("Deferred Compensation Plans") for key employees of First Virginia and its subsidiaries and for directors of First Virginia. Under the Deferred Compensation Plans, participants elect to defer some or all of their compensation from First Virginia, and First Virginia agrees to pay at normal retirement age or earlier (or to participant's beneficiary or estate on participant's death) a sum substantially in excess of what each participant has deferred. To fund the benefits under the Deferred Compensation Plans, First Virginia has purchased life insurance contracts on the lives of the participants, with First Virginia as the beneficiary. For the period ending December 31, 1995, none of the named executive officers of First Virginia deferred any compensation under the Deferred Compensation Plans.

   The 1983 deferred compensation plans include a provision regarding "change in control." Generally, the 1983 Key Employee Salary Reduction Deferred Compensation Plan requires that an employee continue his/her position with First Virginia and/or its subsidiaries until retirement in order to receive his/her benefits. If there is a "change in control" of First Virginia, and a director is terminated under the directors' plan, or in the case of the employee plan, an employee is terminated "without cause" or the employee terminates his/her employment for "good reason," as those terms are defined under the employee plan, then the director or employee, as the case may be, becomes entitled to his/her benefits under the 1983 Deferred Compensation Plans at retirement, notwithstanding the fact that his/her affiliation with First Virginia has terminated.

   First Virginia has a Collateral Assignment Split Dollar Life Insurance Agreement and Plan ("Split Dollar Plan") which currently includes all executive employees of First Virginia including those named in the Summary Compensation Table. Under the Split Dollar Plan, an executive can purchase ordinary life insurance policies with coverage of at least two times what is projected to be the executive's base salary at retirement, up to a limit of $1,000,000. A portion of the premiums will be loaned to the executives by First Virginia up to the later of ten years or the executive's retirement date. At the end of this period, if assumptions about mortality, dividends and other factors are realized, First Virginia will recover all of its loans for premiums from the cash value of the policy. The policy will then be transferred to the executive, who will pay all further premiums if any, under the policy. Executives who participate in the Split Dollar Plan forego any insurance coverage over $50,000 under the First Virginia Group Life Insurance Plan. During 1989, the Split Dollar Plan was amended so that in the event of a "change in control," only the executive would have the right to terminate the policy.

   First Virginia's Board of Directors approved in 1992 the establishment of a trust with Chemical Bank as the trustee to partially secure the benefits of some of First Virginia's nonqualified compensation plans, including the Deferred Compensation Plans and the First Virginia Supplemental Benefits Plan, in case of a "change in control." Under the trust agreement establishing the trust, if a "change in control" takes place, the trustee would pay the benefits under the covered compensation plans out of the trust assets that have been contributed to the trust by First Virginia, if First Virginia refused to pay the benefits. The trust is considered a "grantor trust" subject to the claims of First Virginia's general creditors. For accounting purposes, the trust assets are considered corporate assets and, therefore, no balance sheet impact to First Virginia will result from the establishment of the trust. The trust agreement does not include a provision which would accelerate the vesting or payment of any of the benefits under the covered compensation plans in case of a change in control. During 1995, First Virginia did not make a contribution to the Trust.


   During 1995, First Virginia amended the 1983 deferred compensation plans, the Split Dollar Plan, and the above-described trust agreement with Chemical Bank to provide for a standard "change in control" definition. Some of the stock option agreements and Mr. Fitzpatrick's supplemental compensation agreement were also amended to include this definition. Under this definition, a change in control means: (a) an acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person")) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of First Virginia Common Stock or (ii) the combined voting power of the then outstanding voting securities of First Virginia entitled to vote generally in the election of directors (the "Outstanding First Virginia Voting Securities"); provided, however, that any acquisition directly from or by First Virginia or any acquisition by any employee benefit plan (or related trust) sponsored or maintained by First Virginia or an affiliated company or any acquisition by a company pursuant to a transaction which complies with clauses (i), (ii) and
(iii) of (c) below would be excluded; or (b) individuals who, as of the date when the change in control provisions were adopted, constitute the Board (the "Incumbent Board") of First Virginia, cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director whose election, or nomination for election by First Virginia's shareholders, was approved by vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual was a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or (c) consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of First Virginia (a "Business Combination"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the outstanding First Virginia Common Stock and Outstanding First Virginia Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns First Virginia or all or substantially all of First Virginia's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the outstanding First Virginia Common Stock and the outstanding First Virginia Voting Securities, as the case may be, (ii) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan nor related trust) of First Virginia or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or the action of the Board, providing for such Business Combination, or (d) approval by the shareholders of First Virginia of a complete liquidation or dissolution of First Virginia.

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

   The primary components of First Virginia's executive compensation program are base salaries, bonuses, (e.g. short term compensation), and equity compensation (e.g. long term compensation). Executive officers also participate in other broad based employee compensation and benefit programs. Since no First Virginia executive had compensation in 1995 which in total exceeded one million dollars and since no executive is expected to be compensated in excess of that amount in 1996, the Committee did not consider the effect of the one million dollar deduction limitation under Section 162(m) of the Internal Revenue Code in determining executive compensation nor did they establish any specific policy regarding the deductibility of executive compensation.

Base Salary

   The Compensation Committee's policy for determining base salaries is that two primary factors should be considered:

   (1) the degree of responsibility the executive officer has, his experience, and the number of years he has been in office, and

   (2) the compensation levels of corresponding positions at other banking companies of comparable size that compete with and serve the same markets as First Virginia. This "Local Peer Group" of companies consists of Central Fidelity Banks, Inc., Crestar Financial Corporation and Signet Banking Corporation based in Virginia, First Maryland Bancorp and Mercantile Bankshares Corporation based in Maryland, and First Tennessee National Corporation and First American Corporation of Tennessee. Base salaries are targeted to be the median salaries of corresponding positions in the "Local Peer Group." For 1995, Mr. Fitzpatrick's base salary was $350,000 which was in the lower quartile for salaries paid to his counterparts in the "Local Peer Group."

Short Term Incentives/Bonuses

   The Committee grants bonuses to the executive officers including the Chief Executive Officer ("CEO") based on the extent to which First Virginia achieves or exceeds annual performance objectives. The Compensation Committee may award bonuses to the CEO and to the executive officers if First Virginia achieves a return on total average assets (ROA) of at least 1% (the same basis for determining payments of profit sharing to all employees). ROA generally is considered by the Committee to be an important factor in measuring the performance of a banking company, and achievement of a 1% ROA generally is considered by the Committee to be the mark of a good performing banking company.

   Bonus awards are based on the following:

   (a) The Committee establishes target amounts each year for return on average assets ("ROA"), return on total stockholders' equity ("ROE"), asset quality and capital strength consistent with First Virginia's Profit Plan target amounts. Up to 50% of an executive's salary may be awarded if the corporation achieves an ROA equivalent to 80% or more of ROA target amount for the year. For the chief executive officer, First Virginia would also have to achieve 80% of targeted amounts for ROE, asset quality (as determined by the ratio of nonperforming assets to total loans (NPA ratio) and net loan charge-offs (CO ratio)) and capital strength (based on the average equity to asset ratio (Equity/asset ratio) and the Tier 1 risk based capital ratio); or

   (b) Up to 30% of an executive's salary may be awarded based on the degree to which First Virginia's earnings, asset quality and capital ratios exceed the average for the other major banking companies based in the Southeast, the "Southeastern Regional Peer Group," as compiled by Keefe, Bruyette and Woods, the New York securities firm which specializes exclusively in the banking and thrift industry; or

   (c) Up to 20% of an executive's salary may be awarded at the discretion of the Committee based on an individual executive's performance.

   Within the above parameters, prior to the beginning of any year, the Committee establishes for the CEO a target bonus which is based on a projected return on assets for First Virginia. At the end of the year, the Committee considers a preliminary bonus after taking into account the target bonus, First Virginia's actual return on assets for the year and a formula which is based on a set relationship between the actual versus the projected return on assets.

   The Committee then exercises its judgment in light of the foregoing parameters and other considerations, including the Committee's view of individual performance and potential and the recommendations of the CEO for the executive officers (other than himself), to reach a bonus decision for each executive officer and for the CEO. The Committee does not use a formula to determine a final bonus decision. In 1995, the final bonus decision for the CEO was at variance to the preliminary bonus amount. Among other things, Mr. Fitzpatrick's bonus reflected First Virginia's success in achieving a 1.42% return on assets for the first nine months (1.41% for the year) and the other above described results. Consistent with the Committee's avoidance of a strict formula approach, no specific weighting among the above 50%, 30% and 20% factors was specified. The Committee believes that the use of the above approach provides a flexible yet effective method of motivating First Virginia's management.

   Listed below are the annualized ratios for First Virginia and the Southeastern Regional Peer Group based on results for the first nine months of 1995, the latest data available to the Committee at the time the incentive awards were considered.


                     First Virginia

                  Profit Plan
                   or Target                             KBW Southeastern
                    Amount      Actual                   Regional Peer Group

Earnings
(Higher is better)

  ROA                 1.54%       1.42%                            1.30%
  ROE                14.24%      13.53%                           15.82%

Asset Quality
(Lower is better)

  NPA                  .60%        .56%                             .66%
  CO                   .15%        .17%                             .20%

Capital
(Higher is better)

  Equity/Asset        8.50%      10.42%                            8.26%
  Tier I Risk Based
     Capital         10.00%      15.05%                           11.10%

   Even though First Virginia's ROA and ROE did not exceed the profit plan or target amounts, they did substantially exceed the Regional Peer Group results except for ROE which would have also exceeded the goal if adjusted for relative capital outstanding. For that reason, the Committee awarded Mr. Fitzpatrick a bonus of $140,000.

Long Term Compensation/Stock Options

   The Committee believes that the granting of stock options is the most appropriate form of long term compensation for executives and that such awards of equity encourage the executive to achieve a significant ownership stake in the success of First Virginia.

   Equity compensation awards may be made only if First Virginia exceeds the weighted average of the returns reported by the major competitors in its banking markets (Central Fidelity, Signet, Crestar, Mercantile Bankshares, First Tennessee and First American of Tennessee). The performance ratios are weighted as follows: ROA 35%, ROE 25%, five year cumulative total return to shareholders ("Five Year Return") 15%, Nonperforming Asset Ratio 15% and Charge-off Ratio 10% . The following table shows the performance ratios of First Virginia and the average for its major market area competitors of comparable size for the first nine months of 1995:


                                          Market Area
                     First Virginia    Major Competitors

ROA                        1.42%                1.33%
ROE                       13.53%               15.14%
Five Year Return         410.24%              634.63%
NPA                         .56%                 .66%
CO                          .17%                 .40%

   As of September 30, 1995 (the latest date information is available for the peer group), the weighted average of the performance factors for First Virginia was 110.61% of the peer group.

   The Committee granted, at the end of 1995, options covering a total of 50,500 shares of First Virginia Common Stock at an exercise price of $41.875 per share to the CEO and to all other First Virginia executive officers. The size of each option award was not based on a formula and did not necessarily correlate to the degree by which First Virginia's results exceed those of its Market Area Major Competitors or the amount of each executive's current stock-based holdings. Instead, the size of each award was based on a number of factors, some of which were subjective, including the performances of the CEO and each executive officer and the degree of responsibility each executive officer has with First Virginia. Mr. Fitzpatrick received options covering 20,000 shares. The size of his grant was primarily based on the performance of First Virginia as described above. Each option that was awarded will vest over a five-year or less period in equal annual installments beginning one year from the date of grant. However, each installment can only be exercised if the performance goals for that year are met; otherwise, that portion of the option lapses.

E. Cabell Brand
Edward M. Holland
Eric C. Kendrick
W. Lee Phillips
Albert F. Zettlemoyer


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

     No person is known by management of the corporation to own beneficially, directly or indirectly, more than five percent of any class of the corporation's voting securities. The number of shares of the corporation's voting securities beneficially owned by each of the corporation's directors and by all of its directors and officers as a group is shown in Part III, item 10, on pages 75 through 82 of this report.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

   During the past year, certain of the directors and officers of the corporation and their associates had loans outstanding from the corporation's banking subsidiaries. Each of these loans was made in the ordinary course of the lending bank's business. In some cases, where officers of the corporation or its subsidiaries had to be relocated, residential mortgage loans were made by the corporation at favorable interest rates. During 1995, the corporation made a below market rate residential mortgage loan in the amount of $400,000 at 7 5/8% to Raymond E. Brann, Jr., Executive Vice President of the corporation, as an inducement for him to relocate to Northern Virginia. The interest benefit to him of that loan is included in the Summary Compensation Table. However, none of the other named executive officers had any other below market rate loans from the corporation and none of them had any loans from any of the corporation's banking subsidiaries at favorable interest rates. All other loans have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1995, the aggregate amount of loans outstanding to all directors and executive officers of First Virginia and associates and members of their immediate families was approximately $6,594,310.
   Reference is made to Footnote 3 on page 77 of this report concerning certain legal services performed by T. Keister Greer for First Virginia Bank - Franklin County.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

FINANCIAL STATEMENTS:

     The following consolidated financial statements and report of independent auditors of the Corporation and its subsidiaries are in Part II, item 8 on the following pages:
                                                                        Page
     Consolidated Balance Sheets - December 31, 1995 and 1994          45/46

     Consolidated Statements of Income - Three Years Ended
       December 31, 1995                                               47/48

     Consolidated Statements of Stockholders' Equity - Three Years
       Ended December 31, 1995                                         49/50

     Consolidated Statements of Cash Flows - Three Years Ended
       December 31, 1995                                               51/52

     Notes to Consolidated Financial Statements                        53/72

     Report of Independent Auditors                                       74

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

    (10) Management contract for Mr. Barry J. Fitzpatrick is incorporated by reference to Exhibit 10 of the 1994 Annual Report on Form 10-K. Management contracts for Messrs. Ralph A. Beeton, Paul H. Geithner, Jr., Edwin T. Holland, Thomas K. Malone, Jr., and Robert H. Zalokar are incorporated by reference to Exhibit 10 of the 1992 Annual Report on Form 10-K. Also incorporated from that exhibit are: (1) Key Employee Salary Reduction Deferred Compensation Plans and Directors' Deferred Compensation Plans for 1983 and 1986 and (2) A compensatory plan known as the Collateral Assignment Split Dollar Life Insurance Agreement and Plan. (3) There are also four plans relating to options and rights. The 1982 Incentive Stock Option Plan is incorporated by reference to Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987. The 1986 Incentive Stock Option Plan, Nonqualified Stock Option Plan and Stock Appreciation Rights Plan is incorporated by reference to Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987. The 1991 Incentive Stock Option Plan, Nonqualified Stock Option Plan and Stock Appreciation Rights Plan is incorporated by reference to Registration Statement Number 33-54802 on Form S-8 dated
          November 20, 1992.

          Included as Exhibit 10 are Amendments to (1) Paragraph 1(a) of Barry
          J. Fitzpatrick's Supplemental Compensation Agreement, which was included in Exhibit 10 of the 1994 Annual Report on Form 10-K, (2)
          Article VI, Section 6.03 of the Key Employee Salary Reduction Deferred Compensation Plan, which was included in Exhibit 10 of the 1992 Annual Report on Form 10-K, (3) the third paragraph of Section 9 of the Collateral Assignment Split Dollar Life Insurance Agreement and Plan, which was included in Exhibit 10 of the 1992 Annual Report on Form 10-K, and (4) amendment to Section 2 (e) of the 1993 Stock Option Agreement. These amendments were amended to include a uniform "change in control" definition.

    (11)  Statement RE: Computation of Per Share Earnings.

    (13) First Virginia Banks, Inc. 1995 Annual Report to its Stockholders. (Not included in the electronic filing)

    (21)  Subsidiaries of the Registrant.

    (23)  Consent of Independent Auditors.

    (27)  Financial Data Schedule

FINANCIAL STATEMENT SCHEDULES:

  Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORTS ON FORM 8-K:

  No reports on Form 8-K were required to be filed during the last quarter of 1995.
SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed as of March 27, 1996 on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST VIRGINIA BANKS, INC.


                                      /s/ Barry J. Fitzpatrick
                                     ___________________________________
                                     Barry J. Fitzpatrick, Chairman, President
                                     and Chief Executive Officer


                                      /s/ Richard F. Bowman
                                     ___________________________________
                                     Richard F. Bowman, Senior Vice President,
                                     Treasurer and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as of March 27, 1996 on behalf of the registrant and in the capacities indicated.

                  SIGNATURE                         TITLE
                  ---------                         -----

          /s/ Barry J. Fitzpatrick
         ____________________________            Chairman, President,
           Barry J. Fitzpatrick                  Chief Executive Officer
                                                 and Director

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


          /s/ Elsie C. Gruver
         ____________________________            Director
           Elsie C. Gruver


          /s/ Edward M. Holland
         ____________________________            Director
           Edward M. Holland


          /s/ Eric C. Kendrick
         ____________________________            Director
           Eric C. Kendrick


          /s/ Thomas K. Malone, Jr.
         ____________________________            Director
           Thomas K. Malone, Jr.


          /s/ John B. Melvin
         ____________________________            Director
           John B. Melvin


          /s/ W. Lee Phillips, Jr.
         ____________________________            Director
           W. Lee Phillips, Jr.


          /s/ Josiah P. Rowe
         ____________________________            Director
           Josiah P. Rowe, III


          /s/ Robert H. Zalokar
         ____________________________            Director
           Robert H. Zalokar


          /s/ Albert F. Zettlemoyer
         ____________________________            Director
           Albert F. Zettlemoyer

                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1995

                                     ITEM 14

                                    EXHIBITS


                 The Exhibits filed with this annual report are

                                included herein.























                           FIRST VIRGINIA BANKS, INC.
                            6400 Arlington Boulevard
                        Falls Church, Virginia 22042-2336

                                                               Exhibit 3


                         FIRST VIRGINIA BANKS, INC.

                          ARTICLES OF INCORPORATION

                  (With Amendments through April 24, 1992)


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

D. In any proceeding brought by a shareholder in the right of the Corporation or brought by or on behalf of shareholders of the Corporation, no damages may be assessed against a director, advisory director or officer of the Corporation arising out of a single transaction, occurrence or course of conduct, provided that this elimination of liability shall not be applicableif the director, advisory director or officer engaged in willful misconduct or knowing violation of the criminal law or of any federal or state securities law.

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

F. If the Corporation shall consolidate or merge with another corporation, or reclassify its Common Stock (other than by way of subdivision or contraction of outstanding shares of Common Stock) each share of Series A Preferred Stock shall thereafter be convertible into the number of shares of stock or other securities or property of the Corporation or of the
corporation   resulting from such consolidation, merger, or reclassification, to which the Common Stock of the Corporation, deliverable upon conversion of shares of Series A Preferred Stock, would have been entitled, upon such consolidation, merger or reclassification had the holder of such share of Series A Preferred Stock exercised his right of conversion in the manner in which it could have been exercised on the date of such consolidation, merger or reclassification or, if it could not have been converted on that date, then in the manner in which it could have first been exercised thereafter, and such shares of Common Stock been issued and outstanding, and had suchholder been the holder of record of such Common Stock at the time thereof, and lawful provision therefor shall be made as part of any such consolidation, merger or reclassification.

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

                                                               Exhibit 3
                             BYLAWS

                               OF

                   FIRST VIRGINIA BANKS, INC.

           (With Amendments through April 28, 1995)


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

                           ARTICLE II

                       BOARD OF DIRECTORS

     Section 1. General Powers. The business and affairs of the corporation shall be managed by the board of directors subject to any requirement of stockholder action.
     Section 2.  Number.  The number of directors shall be sixteen (16).
     Section 3. Terms of Directors. A person up for election shall be elected to serve a term of three years and shall not be eligible to stand for election or re-election if on the date of the stockholders' meeting at which he is to be elected or re-elected, he has then reached the age of 72 years, except that if any such person shall have been duly appointed as chairman of the corporation or of a member bank at any time prior to the date that he reaches the age of 72 years, he shall be eligible to continue to stand for election as a director thereafter; provided, however, that he shall not in any case be eligible to stand for such election beyond the date that he reaches the age of 75.
     Further, except as provided above, when a director shall reach the age of 72 during such term, he shall resign from the board of directors effective on the day preceding the next succeeding annual meeting of the stockholders at which such director's term expires. If any such director shall become ill and unable to perform his duties as a director, he shall resign from the board of directors effective on the day of the next succeeding meeting of the board of directors or the date set forth in the notice of resignation, whichever is earlier.
     Section 4. Vacancies. Any vacancy on the board of directors for any cause, except a vacancy created by an increase by more than two in the number of directors, may be filled for the unexpired portion of the term by a majority vote of all of the remaining directors, though less than a quorum, given at a regular meeting or at a special meeting called for that purpose. In case the entire board shall die or resign, any stockholder may call a special meeting of the stockholders upon notice as hereinbefore provided for meetings of the stockholders, at which special meeting the directors for the unexpired portion of the term may be elected.
     Section 5. Fees. Directors, as such, shall not receive any stated salary for their services, but, by resolution of the board of directors, a fixed sum and expenses of attendance, if any, may be allowed for attendance at each regular or special meeting of the board or any meeting of any committee. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.
     Section 6. Senior Advisory Board. There shall be a senior advisory board which shall consist of such directors of the corporation as shall resign from the board of directors hereafter at or after reaching the age of 72 or as shall resign because of poor health and who request to transfer to it. The members of such board shall serve at the pleasure of the corporation's board of directors and shall be subject to reappointment from year to year by said board of directors, but not more than three years from the date first elected to such senior advisory board. Members of the senior advisory board shall receive notice of and be entitled to attend all meetings of the corporation's regular board of directors and shall receive the same fees and expenses as are paid to members of the board of directors, but will not be entitled to vote at such meetings.
     Section 7. Stock Ownership of Directors. Every director shall be the owner of stock of the corporation having a book value of not less than Five Thousand Dollars ($5,000). Such stock must be unpledged and unencumbered at the time such director becomes a director and during the whole of his term as such. Any director violating the provisions of this section shall immediately vacate his office.

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

                                                                EXHIBIT 10

   On September 27, 1995, the First Virginia Banks, Inc. Board of Directors amended

   (1) Paragraph 1(a) of Barry J. Fitzpatrick's Supplemental Compensation Agreement,

   (2) Article VI, Section 6.03 of the 1983 Key Employee Salary Reduction Deferred Compensation Plan,

   (3) the third paragraph of Section 9 of the Collateral Assignment Split Dollar Life Insurance Agreement and Plan, and

   (4) Section 2 (e) of the 1993 Stock Option Agreement

to include a uniform "change in control" definition. The new definition of "change in control" is as follows:

A change in control shall mean:

   (a) The acquisition by any individual, entity or group (within the meaning of Section 13 (d) (3) or 14 (d) (2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Corporation (the "Outstanding Corporation Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Corporation entitled to vote generally in the election of directors (the "Outstanding Corporation Voting Securities"); provided, however, that for purposes of this subsection
(a), the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Corporation, (ii) any acquisition by the Corporation, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Corporation or any company controlled by the Corporation or (iv) any acquisition by any company pursuant to a transaction which complies with clauses (i), (ii) and (iii) of subsection (c) of this Section ___; or

   (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Corporation's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

   (c) Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Corporation (a "Business Combination"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Corporation Common Stock and Outstanding Corporation Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Corporation or all or substantially all of the Corporation's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Corporation Common Stock and Outstanding Corporation Voting Securities, as the case may be, (ii) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Corporation or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

   (d) Approval by the shareholders of the Corporation of a complete liquidation or dissolution of the Corporation.

                                                                 EXHIBIT 11

                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

                                                Year Ended December 31
                                            1995         1994         1993
                                          --------      -------      -------
                                        (In thousands, except per share data)
PRIMARY:

   Average common shares outstanding       33,976       32,190        32,408
   Dilutive effect of stock options            80           91           104
                                         --------     --------      --------
     Total average common shares           34,056       32,281        32,512
                                         ========     ========      ========

   Net income                            $111,599     $113,221      $116,024
   Provision for preferred dividends          (47)         (51)          (53)
                                         --------     --------      --------
     Net income applicable to common
        stock                            $111,552     $113,170      $115,971
                                         ========     ========      ========

     Net income per share of common
        stock                               $3.28        $3.51         $3.57
                                         ========     ========      ========


FULLY DILUTED:

   Average common shares outstanding       33,976       32,190        32,408
   Dilutive effect of stock options            83           91           107
   Conversion of preferred stock              104          112           117
                                         --------     --------      --------
        Total average common shares        34,163       32,393        32,632
                                         ========     ========      ========

   Net income                            $111,599     $113,221      $116,024
                                         ========     ========      ========

     Net income per share of common
        stock                               $3.27        $3.50         $3.56
                                         ========     ========      ========

               SUBSIDIARIES OF THE REGISTRANT               EXHIBIT 21
                      December 31, 1995
                                                             State of
                                                          Incorporation
                                                          -------------
First Virginia Banks, Inc.                                  Virginia
  Banking Subsidiaries:
    Northern Region:
      First Virginia Bank                                   Virginia
        First General Mortgage Company                      Virginia
        First Virginia Mortgage Company                     Virginia
        First Virginia Commercial Corporation               Virginia
        First Virginia Card Services, Inc.                  Virginia
        First Virginia Credit Services, Inc.                Virginia
    Maryland Region:
      First Virginia Bank-Central Maryland                    Maryland
        C.B. Properties, Inc.                                 Maryland
        C.B. Properties II, Inc.                              Maryland
      First Virginia Bank-Maryland                            Maryland
      Farmers Bank of Maryland                                Maryland
        Colonial Securities Corporation                         Delaware
      Atlantic Bank                                           Maryland
      The Caroline County Bank                                Maryland
    Eastern Region:
      First Virginia Bank of Tidewater                      Virginia
      First Virginia Bank-Colonial                          Virginia
      First Virginia Bank-Commonwealth                      Virginia
      First Virginia Bank-Central                           Virginia
      First Virginia Bank-South Hill                        Virginia
    Southwest Region:
      First Virginia Bank-Southwest                         Virginia
      First Virginia Bank-Franklin County                   Virginia
      First Virginia Bank-Highlands                         Virginia
      First Virginia Bank-Piedmont                          Virginia
      First Virginia Bank-Clinch Valley                     Virginia
    Shenandoah Valley Region:
      First Virginia Bank-Shenandoah Valley                 Virginia
    Tennessee-Western Virginia Region:
      First Virginia Bank-Mountain Empire                   Virginia
      Tri-City Bank and Trust Company                           Tennessee
      Bank of Madisonville                                      Tennessee
      United Southern Bank                                      Tennessee
      First Knoxville Bank                                      Tennessee
  Nonbanking Subsidiaries
    First Virginia Insurance Services, Inc.                 Virginia
    First Virginia Services, Inc.                           Virginia
    First Virginia Life Insurance Company                   Virginia
    Springdale Advertising Agency, Inc.                     Virginia
    Northern Operations Center, Inc.                        Virginia
    Southwest Operations Center, Inc.                       Virginia
    Eastern Operations Center, Inc.                         Virginia
    United Land Corporation                                   Maryland
    Springdale Temporary Services, Inc.                     Virginia
    First General Leasing Company                           Virginia
    Farmers National Land Corporation                         Maryland
    Maryland Operations, Center, Inc.                         Maryland
All of the organizations listed above are 100% owned by First Virginia Banks, Inc. or one of its subsidiary banks.

                                                                   Exhibit 23

                       Consent of Independent Auditors

Board of Directors
First Virginia Banks, Inc.

We consent to the incorporation by reference into Post-effective Amendment No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994, Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993, Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992, Registration Statement Number 33-31890 on form S-3 dated November 1, 1989, Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987, Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987, and Registration Statement Number 33-15360 on Form S-3 dated June 26, 1987, of our report dated
January 17, 1996, with respect to the consolidated financial statements of First Virginia Banks, Inc. included in this Annual Report on Form 10-K for the year ended December 31, 1995.


                                       /s/ Ernst & Young LLP





Washington, D.C.
March 27, 1996

                                                      Exhibit 27

[ARTICLE] 9
[CIK]                                      0000037032
[NAME]                                     FIRST VIRGINIA BANKS, INC.
[MULTIPLIER]                               1000

[PERIOD-TYPE]                              12-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               DEC-31-1995
[CASH]                                         397,858
[INT-BEARING-DEPOSITS]                               0
[FED-FUNDS-SOLD]                               235,000
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                     64,546
[INVESTMENTS-CARRYING]                       2,128,220
[INVESTMENTS-MARKET]                         2,146,792
[LOANS]                                      5,038,076
[ALLOWANCE]                                     57,922
[TOTAL-ASSETS]                               8,221,536
[DEPOSITS]                                   7,056,107
[SHORT-TERM]                                   209,719
[LIABILITIES-OTHER]                             83,353
[LONG-TERM]                                      2,710
[COMMON]                                        33,951
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                        695
[OTHER-SE]                                     835,001
[TOTAL-LIABILITIES-AND-EQUITY]               8,221,536
[INTEREST-LOAN]                                436,495
[INTEREST-INVEST]                              117,524
[INTEREST-OTHER]                                19,580
[INTEREST-TOTAL]                               573,599
[INTEREST-DEPOSIT]                             204,433
[INTEREST-EXPENSE]                              11,069
[INTEREST-INCOME-NET]                          358,097
[LOAN-LOSSES]                                    8,341
[SECURITIES-GAINS]                                   0
[EXPENSE-OTHER]                                271,384
[INCOME-PRETAX]                                168,278
[INCOME-PRE-EXTRAORDINARY]                     168,278
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   111,599
[EPS-PRIMARY]                                     3.28
[EPS-DILUTED]                                     3.27
[YIELD-ACTUAL]                                    7.95
[LOANS-NON]                                     17,066
[LOANS-PAST]                                     6,262
[LOANS-TROUBLED]                                 4,260
[LOANS-PROBLEM]                                  7,680
[ALLOWANCE-OPEN]                                58,860
[CHARGE-OFFS]                                   12,721
[RECOVERIES]                                     3,442
[ALLOWANCE-CLOSE]                               57,922
[ALLOWANCE-DOMESTIC]                            57,922
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0