Form 10-K/A
period 1995-12-31
FIRST VIRGINIA BANKS INC
filed 1996-04-22
CIK 37032

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

   The purpose of this amendment is to properly attach the Financial Data Schedule as a separate document.

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

REPORTS ON FORM 8-K:

  No reports on Form 8-K were required to be filed during the last quarter of 1995.
SIGNATURES
- ----------

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