Form 10-Q
period 1996-03-31
FIRST VIRGINIA BANKS INC
filed 1996-05-10
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                 Commission file number 1-6580
            March 31, 1996


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
     (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days.                 Yes __X__ No_____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


               On April 30, 1996, there were 33,494,346 shares of common stock outstanding.


     This report contains a total of 20 pages.

                                    INDEX
                                                              Page

                                                           ---------
     PART I - Financial Information


        Item 1.  Financial Statements.

           Consolidated Balance Sheets - March 31, 1996
              and 1995 (unaudited) and December 31, 1995      3/ 4

           Consolidated Statements of Income - Three months
              ended March 31, 1996 and 1995 (unaudited)       5/ 6

           Condensed Consolidated Statements of Cash
              Flows - Three months ended March 31, 1996
              and 1995 (unaudited)                               7

           Condensed Consolidated Statements of Shareholders'
              Equity - Three months ended March 31, 1996
              and 1995 (unaudited)                               8

           Notes to Condensed Consolidated
              Financial Statements (unaudited)                8/11

        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations     11/15

     PART II - Other Information


        Item 6.  Exhibits and Reports on Form 8-K

           Signature                                            16

           Exhibit 11 - Statement re: Computation of
              Per Share Earnings                                17

           Exhibit 15 - Independent Accountants' Review
              Report from Ernst & Young LLP                     18

           Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants        19

           Exhibit 27 - Financial Data Schedule as of
              March 31, 1996, and the three months
              ended March 31, 1996 (This exhibit is being
              filed as a separate document in this Form
              10-Q, for the quarter ended March 31, 1996)       20

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                               March 31  December 31 March 31
                                                 1996       1995       1995
                                              ---------- ---------- ----------
                                             (Unaudited)            (Unaudited)
                                                      (In thousands)
ASSETS
Cash and noninterest-bearing
   deposits in banks                          $  315,492 $  397,858 $  349,833
Money market investments                         435,743    235,000    345,119
                                              ---------- ---------- ----------
        Total cash and cash equivalents          751,235    632,858    694,952
                                              ---------- ---------- ----------
Mortgage loans held for sale                      25,139     19,216     14,297
Investment securities - available for sale          -        64,546       -
Investment securities - held to maturity
   (market values of $2,019,931, $2,146,792
           and $1,890,360)                     2,022,033  2,128,220  1,916,601

Loans, net of unearned income                  5,039,272  5,038,076  4,924,554
   Deduct:  Allowance for loan losses            (57,751)   (57,922)   (57,289)
                                              ---------- ---------- ----------
        Net loans                              4,981,521  4,980,154  4,867,265
                                              ---------- ---------- ----------
Other earning assets                              14,621     11,528      9,187
Premises and equipment                           149,029    150,168    155,914
Intangible assets                                 93,688     95,271     83,078
Other assets                                     138,385    139,575    120,457
                                              ---------- ---------- ----------
   Total Assets                               $8,175,651 $8,221,536 $7,861,751
                                              ========== ========== ==========

                                               March 31  December 31 March 31
                                                 1996       1995       1995
                                              ---------- ---------- ----------
                                             (Unaudited)            (Unaudited)
                                                        (In thousands)
LIABILITIES
Deposits:
   Noninterest-bearing                        $1,216,653 $1,235,396 $1,160,107
   Interest-bearing:
        Interest checking/savings plan         1,336,884  1,342,482  1,327,856
        Money market accounts                    713,262    710,114    718,709
        Savings deposits                       1,194,567  1,184,298  1,289,754
        Certificates of deposit:
           Consumer                            2,234,788  2,264,793  1,993,920
           Large denomination                    311,464    319,024    265,557
                                              ---------- ---------- ----------
           Total deposits                      7,007,618  7,056,107  6,755,903
Interest, taxes and other liabilities             92,264     83,353     72,592
Short-term borrowings                            199,999    209,719    206,603
Long-term indebtedness                             2,433      2,710      3,484
                                              ---------- ---------- ----------
   Total Liabilities                           7,302,314  7,351,889  7,038,582
                                              ---------- ---------- ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       686        695        735
Common stock, $1 par value                        33,671     33,951     34,067
Capital surplus                                   96,138    107,112    111,516
Retained earnings                                742,842    726,255    676,851
Net unrealized gain on securities
   available for sale                               -         1,634       -
                                              ---------- ---------- ----------
   Total Shareholders' Equity                    873,337    869,647    823,169
                                              ---------- ---------- ----------
   Total Liabilities and Shareholders' Equity $8,175,651 $8,221,536 $7,861,751
                                              ========== ========== ==========

See notes to condensed consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                            Three Months Ended
                                                March 31
                                             1996       1995
                                           --------   --------
                                  (In thousands, except per-share data)

Interest income:
     Interest and fees on loans            $109,235   $107,025
     Interest on mortgage loans
      held for sale                             337        256
     Income on investment securities-
      available for sale                      1,152       -
     Income on investment
      securities - held to maturity          30,107     28,337
     Income on money market investments       4,271      2,633
     Income on other earning assets             203        144
                                            -------    -------
        Total interest income               145,305    138,395
                                            -------    -------

Interest expense:
     Deposits                                52,354     46,574
     Short-term borrowings                    2,253      2,339
     Long-term indebtedness                      62         89
                                            -------    -------
        Total interest expense               54,669     49,002
                                            -------    -------
Net interest income                          90,636     89,393
Provision for loan losses                     2,290        332
                                            -------    -------
Net interest income after provision
 for loan losses                             88,346     89,061
                                            -------    -------

CONSOLIDATED STATEMENTS OF INCOME (Continued) (Unaudited)


                                            Three Months Ended
                                                March 31
                                             1996       1995
                                            -------    -------
                                  (In thousands, except per-share data)

Net interest income after provision
 for loan losses                             88,346     89,061
                                            -------    -------
Noninterest income:
    Service charges on deposit
      accounts                                9,665      9,519
    Insurance premiums and
      commissions                             1,636      1,830
    Credit card service charges
      and fees                                2,552      2,657
    Trust services                            1,757      1,669
    Income from other customer
      services                                4,673      4,184
    Securities gains before
      an income tax provision
      of $616                                 1,759       -
    Other                                     1,386        579
                                            -------    -------
        Total noninterest income             23,428     20,438
                                            -------    -------
Noninterest expense:
     Salaries and employee benefits          38,996     37,845
     Occupancy                                5,944      5,376
     Equipment                                5,357      5,075
     Telephone                                1,425      1,390
     Printing and supplies                    1,809      1,447
     Postage                                  1,459      1,392
     Credit card processing fees              1,909      1,828
     FDIC assessment                            376      3,802
     Amortization of intangibles              1,935      1,653
     Other                                    9,277      8,970
                                            -------    -------
        Total noninterest expense            68,487     68,778
                                            -------    -------
Income before income taxes                   43,287     40,721
Provision for income taxes                   14,904     13,523
                                            -------    -------
NET INCOME                                  $28,383    $27,198
                                            =======    =======
Net income per share of common stock           $.84       $.80

Average primary shares of common
                 stock outstanding           33,963     34,136

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                            Three Months Ended
                                                                 March 31
                                                             1996       1995
                                                           --------   --------
                                                              (In thousands)

Net cash provided by operating activities                  $ 24,531   $ 39,661

Investing activities:
     Proceeds from the maturity of
        held to maturity investment securities              198,104    238,300
     Proceeds from the sale of
        available for sale investment securities             64,682       -
     Purchase of held to maturity investment securities     (93,953)   (69,967)
     Net (increase) decrease in loans                        (3,657)    70,799
     Net increase in other earning assets                    (3,093)      (200)
     Purchases of premises and equipment                     (2,294)    (3,302)
     Sales of premises and equipment                            259        167
     Other                                                   15,441     11,556
                                                           --------   --------
        Net cash provided by investing activities           175,489    247,353
                                                           --------   --------
Financing activities:
     Net decrease in deposits                               (48,488)   (59,942)
     Net increase (decrease) in short-term borrowings        (9,720)    27,194
     Proceeds from long-term borrowing                         -          -
     Principal payments on long-term borrowings                (277)      (329)
     Cash dividends - common, $.35 and $.33 per share       (11,883)   (10,051)
     Cash dividends - preferred                                 (12)       (13)
     Stock purchased and retired                            (11,347)      -
     Proceeds from issuance of common stock                      84        337
                                                           --------   --------
        Net cash used for financing activities              (81,643)   (42,804)
                                                           --------   --------
        Net increase in cash and cash equivalents           118,377    244,210
        Cash and cash equivalents at beginning of year      632,858    450,742
                                                           --------   --------
        Cash and cash equivalents at end of period         $751,235   $694,952
                                                           ========   ========
See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)


                                                            Three Months Ended
                                                                 March 31
                                                             1996       1995
                                                           --------   --------
                                                              (In thousands)

Balance at beginning of year                               $869,647   $806,888
Net income                                                   28,383     27,198
Common stock purchased and retired                          (11,347)      -
Decrease in unrealized gain - securities
   available for sale                                        (1,634)      -
Issuance of common stock for the dividend reinvestment
 plan, stock options and stock appreciation rights               84        337
                                                           --------   --------
                                                            885,133    834,423
                                                           --------   --------
Deduct dividends declared:
     Preferred stock                                             11         12
     Common stock, $.35 and $.33 per share                   11,785     11,242
                                                           --------   --------
                                                             11,796     11,254
                                                           --------   --------
Balance at end of period                                   $873,337   $823,169
                                                           ========   ========
See notes to consolidated financial statements





NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  1. GENERAL

     The foregoing unaudited consolidated financial statements include the accounts of the corporation and all of its subsidiaries. The corporation's subsidiaries are predominantly engaged in banking. Foreign banking activities and operations other than banking are not significant. All material intercompany transactions and accounts have been eliminated. The unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for each of the periods. Certain amounts previously reported in 1995 have been reclassified for comparative purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


  2. INVESTMENT SECURITIES

     The following reflects the amortized cost of securities held to maturity and the related approximate market values (in thousands):

                                    March 31, 1996           March 31, 1995
                                Amortized     Market     Amortized     Market
                                   Cost        Value        Cost        Value
                                ----------  ----------   ----------  ----------
U.S. Government and
   its agencies                 $1,833,572  $1,829,590   $1,656,527  $1,630,708
State and municipal obligations    186,414     188,250      256,792     256,343
Other                                2,047       2,091        3,282       3,309
                                ----------  ----------   ----------  ----------
                                $2,022,033  $2,019,931   $1,916,601  $1,890,360
                                ==========  ==========   ==========  ==========



  3. LOANS

     Loans consisted of (in thousands):
                                                     March 31
                                                1996          1995
                                             ----------    ----------
Consumer:
   Automobile installment                    $1,895,856    $1,702,183
   Home equity, fixed and variable rate       1,055,896     1,165,582
   Revolving credit plans,
     including credit cards                     199,316       181,247
   Other                                        300,508       317,896
Real estate:
   Construction and land development            102,515       125,083
   Commercial mortgage                          479,440       457,787
   Residential mortgage                         490,993       460,038
   Other, including Industrial
     Development Authority loans                 68,915        62,260
Commercial                                      445,833       452,478
                                             ----------    ----------
   Loans, net of unearned income
     of $303,724 and $347,945                $5,039,272    $4,924,554
                                             ==========    ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


  4. ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses was (in thousands):

                                       Three Months Ended
                                            March 31
                                        1996       1995
                                       -------    -------

Balance at beginning of period         $57,922    $58,860
Provision charged to operating
 expense                                 2,290        332
                                       -------    -------
                                        60,212     59,192
Less:
     Loans charged off, net of
      recoveries of $986 and $914        2,461      1,903
                                       -------    -------
Balance at March 31                    $57,751    $57,289
                                       =======    =======
Percentage of annualized net
   charge-offs to average loans            .20%       .15%
Percentage of allowance for loan
   losses to period-end loans             1.15       1.16
Percentage of nonperforming assets
   to period-end loans                     .60        .60


  5. FEDERAL INCOME TAX

        The reconciliation of income tax computed at the federal statutory tax rates to provision for income tax is as follows (dollars in thousands):

                                Three Months Ended
                                      March 31
                                1996           1995
                            -------------  -------------
                            Amount Percent Amount Percent
                            ------- -----  ------- -----

Statutory rate              $15,150 35.0%  $14,252 35.0%
Nontaxable interest on
 municipal obligations         (955)(2.2)   (1,297)(3.2)
Other items                     709  1.6       568  1.4
                            ------- ----   ------- ----
Effective rate              $14,904 34.4%  $13,523 33.2%
                            ======= ====   ======= ====

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


  6. PREFERRED STOCK
     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:


                                             March 31  December 31   March 31
              Series   Dividends               1996       1995         1995
            ---------  ---------             --------  -----------   --------

                A           5%                22,641       23,040     23,434
                B           7%                 5,990        6,000      9,100
                C           7%                10,484       10,484     10,484
                D           8%                29,495       29,996     30,483
                                              ------       ------     ------
                                              68,610       69,520     73,501
                                              ======       ======     ======



7. COMMON STOCK
     There are 60,000,000 shares of common stock, par value $1.00 per share, authorized and 33,671,000, 33,951,000 and 34,067,000 shares were outstanding at March 31, 1996, December 31, 1995, and March 31, 1995, respectively. Options to purchase 316,190 shares of common stock were outstanding on March 31, 1996. A total of 618,058 shares of common stock were reserved at March 31, 1996: 99,768 shares for the conversion of preferred stock and 518,290 shares for stock options and stock appreciation rights.



8. EARNINGS PER SHARE
     Earnings per share of common stock for the three months ended March 31, after giving effect to dividends on preferred stock of $11,000 in 1996 and $12,000 in 1995, are based on 33,963,000 and 34,136,000 average shares, respectively.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Net income for the first quarter of 1996 increased 4% to $28,383,000 compared to the $27,198,000 earned in the first quarter of 1995. Earnings per share increased at a greater rate of 5% to $.84 compared to the $.80 per share earned in 1995 due to a lower volume of shares outstanding. The corporation repurchased 282,700 shares of common stock during the quarter and has purchased 2.1 million shares since the inception of the program in early 1994.

   Total assets grew 4% leaving the return on average assets relatively unchanged at 1.40% - a level achieved by very few financial institutions and none as consistently as First Virginia. The return on equity equaled 13.00% in the first quarter compared to the 13.35% earned in the first quarter of 1995. First Virginia has one of the best equity to asset ratios of any of the largest 100 financial institutions in the country. At the end of the first quarter, the equity to asset ratio was 10.68% compared to 10.47% at the end of the 1995 first quarter.

   Average loans increased 2% compared to the prior year's quarter and were up at an annualized rate of 2% compared to the fourth quarter of 1995. Economic activity in the corporation's market area began to improve slightly in the first quarter but still lagged the national economy. In the past two months, there has been a surge in good, quality commercial loan requests and there is an increasing volume of commercial loans in the pipeline. Despite a harsh winter, where snow kept consumers away from automobile dealer showrooms in early January, there has been a significant increase in indirect automobile loan volume. The addition of several new offices to the corporation's indirect automobile loan subsidiary, and a more attractive loan product, resulted in a 40% increase in automobile loan production compared to the first quarter of 1995. Home equity lending remained weak, however, due to consumer concerns over continued employment prospects and a reluctance to incur major economic commitments at this time.

   Average deposits increased 4% over the 1995 first quarter. Demand deposits increased 6%, and the shift of funds out of lower-yielding savings and money market accounts and into certificates of deposit slowed considerably. Average deposits declined slightly compared to the fourth quarter of 1995 but followed normal seasonal patterns. By the end of the quarter, deposits were increasing rapidly in anticipation of strong growth that normally occurs in the second quarter.

   The net interest margin declined 22 basis points to 4.90% compared to the prior year's first quarter but was up 5 basis points compared to the fourth quarter of 1995. The cost of funds increased 20 basis points compared to the 1995 first quarter, while the yield on earning assets dropped 10 basis points. Compared to the fourth quarter of 1995 however, the cost of funds declined 12 basis points, as the decline in interest rates began to impact the cost of funds to a greater extent than the yield on earning assets, which declined only 6 basis points.

   Asset quality remained excellent as the ratio of nonperforming assets to total loans remained at .60% compared to the first quarter of 1995. Both nonaccruing loans and foreclosed real estate declined compared to 1995; however, restructured loans increased $1.6 million due primarily to a single loan. The provision for loan loss expense increased $2.0 million due to a combination of increased loan volume, an increase in net charge-offs and the maintenance of the allowance for loan losses at 1.15%. In the prior year's first quarter, the provision benefited from a 2 basis-point decline in the allowance. Net charge-offs increased $.6 million as the annualized charge-off ratio increased 5 basis points to .20% compared to the first quarter of 1995. Loans past due 90 days or more increased 5 basis points to .15%. After rising gradually throughout 1995, loans past due 30 days or more declined 5 basis points to .64% compared to the end of 1995.

   A summary of nonperforming and delinquent loans is as follows:

                                                    1996        1995
                                                  -------     -------
                                                 (Dollars in thousands)
         Nonaccruing loans                        $16,751     $17,681
         Restructured loans                         5,789       4,202
         Foreclosed real estate                     7,537       7,880
                                                  -------     -------
         Total                                    $30,077     $29,763
                                                  =======     =======

         Percentage of total loans                    .60%       .60%
                                                  =======     =======

         Loans past due 90 days or more           $ 7,385     $ 4,803
                                                  =======     =======

         Percentage of total loans                    .15%        .10%
                                                  =======     =======

 Noninterest income increased 15% compared to the prior year's first quarter. During the quarter, the corporation sold its entire portfolio of available for sale investment securities to take advantage of certain tax benefits. Excluding the gain on the sale of $1.8 million, noninterest income increased 6%. Income from other customer services increased 12% as a result of a 32% increase in automated teller machine income, as well as the growing success of the corporation's automobile leasing product, which was introduced at the end of the prior year's first quarter. Trust Services income increased 5% as the corporation's efforts to increase income from this source continued to show success. Income from other sources advanced 139% caused by an increase in mortgage loan origination activities as low interest rates sparked an increase in consumer home loan refinancing and an increase in new home purchases.

   Noninterest expenses remained under tight control and actually declined slightly during the first quarter. FDIC expense declined $3.4 million as the FDIC fund became fully funded and premiums to banks were virtually eliminated with the exception of premiums on deposits previously acquired from savings and loans. Salaries and employee benefits increased only 3% - approximately the same as the inflation rate. The number of employees declined from both the end of the first and fourth quarters of 1995 as the corporation continues to achieve benefits from the consolidation of prior year's acquisitions into the First Virginia organization. As a result of the increase in income and decline in expenses, the corporation's efficiency ratio improved to 58.5% compared to 60.2% in the prior year's first quarter.

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Three Months Ended March 31
                                                        1996
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $   61,769      1,152     7.50%
  Investment securities-held to maturity:
    U.S. Government & its agencies          1,868,599     27,717     5.97
    State and municipal obligations
      (Fully taxable-equivalent basis)        191,026      3,218     6.74
    Other (Fully taxable-equivalent basis)      2,048         39     7.65
                                           ----------   --------
      Total investment securities           2,061,673     30,974     6.03
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,335,071     72,452     8.69
    Real estate                               946,638     20,769     8.78
    Other (Fully taxable-equivalent basis)    739,702     16,589     8.98
                                           ----------   --------
      Total loans                           5,021,411    109,810     8.78
                                           ----------   --------
  Mortgage loans held for sale                 16,964        337     7.95
  Money market investments                    319,373      4,271     5.38
  Other earning assets                         12,439        204     6.57
                                           ----------   --------
      Total earning assets and income      $7,493,629    146,748     7.83
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plans          $1,324,958      6,237     1.89
  Money market accounts                       716,017      5,397     3.03
  Savings deposits                          1,180,863      6,887     2.35
  Certificates of deposit:
    Consumer                                2,255,566     29,816     5.32
    Large denomination                        314,140      4,017     5.14
                                           ----------   --------
      Total interest-bearing deposits       5,791,544     52,354     3.64
  Short-term borrowings                       194,907      2,253     4.65
  Long-term indebtedness                        2,609         62     9.53
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,989,060     54,669     3.67
                                           ==========   --------
Net interest income and net interest margin             $ 92,079     4.90%
                                                        ========

Other average balances:
  Demand deposits                          $1,188,001
  Common shareholders' equity                 872,972
  Total shareholders' equity                  873,662
  Total assets                              8,130,426

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Three Months Ended March 31
                                                        1995
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $     -      $   -         -  %
  Investment securities-held to maturity:
    U.S. Government & its agencies          1,686,895     24,904     5.98
    State and municipal obligations
      (Fully taxable-equivalent basis)        263,758      4,695     7.12
    Other (Fully taxable-equivalent basis)      8,337        131     6.29
                                           ----------   --------
      Total investment securities           1,958,990     29,730     6.27
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,283,629     69,864     8.52
    Real estate                               908,376     20,187     7.89
    Other (Fully taxable-equivalent basis)    744,246     17,568     9.54
                                           ----------   --------
      Total loans                           4,936,251    107,619     8.76
                                           ----------   --------
  Mortgage loans held for sale                 12,021        256     8.52
  Money market investments                    181,047      2,633     5.90
  Other earning assets                          9,024        160     7.07
                                           ----------   --------
      Total earning assets and income      $7,097,333    140,398     7.93
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,340,525      7,253     2.19
  Money market accounts                       740,364      5,694     3.12
  Savings deposits                          1,325,904      9,056     2.77
  Certificates of deposit:
    Consumer                                1,901,997     21,613     4.61
    Large denomination                        246,302      2,958     4.87
                                           ----------   --------
      Total interest-bearing deposits       5,555,092     46,574     3.40
  Short-term borrowings                       188,500      2,339     5.03
  Long-term indebtedness                        3,658         89     9.72
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,747,250     49,002     3.47
                                           ==========   --------
Net interest income and net interest margin             $ 91,396     5.12%
                                                        ========

Other average balances:
  Demand deposits                          $1,125,703
  Common shareholders' equity                 814,176
  Total shareholders' equity                  814,917
  Total assets                              7,742,540

                         PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

     a)  Exhibit 11  - Statement re:  Computation of Per Share
             Earnings (Page 17)

         Exhibit 15 - Independent Accountants' Review Report from Ernst & Young LLP (Page 18)

         Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants (Page 19)

         Exhibit 27 - Financial Data Schedule (This exhibit is being filed as a separate document in this Form 10-Q, for the quarter ended March 31, 1996 (Page 20)

     b) A Form 8-K was not required to be filed during the quarter ended March 31, 1996.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.



                                               FIRST VIRGINIA BANKS, INC.


                                                 /s/ Richard F. Bowman
May 10, 1996                                    ___________________________
                                                Richard F. Bowman,
                                                Senior Vice President,
                                                Treasurer and Chief
                                                Financial Officer

                                                          EXHIBIT 11


                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
                                    (Unaudited)


                                      Three Months Ended
                                            March 31
                                        1996       1995
                                      -------    -------
                            (In thousands, except per-share data)

PRIMARY:

   Average common shares outstanding   33,884     34,057
   Dilutive effect of stock options        79         79
                                      -------    -------
     Total average common shares       33,963     34,136
                                      =======    =======


   Net income                         $28,383    $27,198
   Provision for preferred dividends       11         12
                                      -------    -------
     Net income applicable to common
        stock                         $28,372    $27,186
                                      =======    =======


     Net income per share of common
        stock                            $.84       $.80
                                      =======    =======



FULLY DILUTED:

   Average common shares outstanding   33,884     34,057
   Dilutive effect of stock options        81         82
   Conversion of preferred stock          100        107
                                      -------    -------
        Total average common shares    34,065     34,246
                                      =======    =======


   Net income                         $28,383    $27,198
                                      =======    =======


     Net income per share of common
        stock                            $.83       $.79
                                      =======    =======

                                                          EXHIBIT 15


                     Independent Accountants' Review Report

     Board of Directors
     First Virginia Banks, Inc.

     We have reviewed the accompanying consolidated balance sheets of First Virginia Banks, Inc. as of March 31, 1996 and 1995, the related consolidated statements of income, and the related condensed consolidated statements of cash flows and shareholders' equity for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Virginia Banks, Inc. as of December 31, 1995, and the related consolidated statements of income, cash flows, and shareholders' equity for the year then ended (not presented herein) and in our report dated January 17, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                               /s/ Ernst & Young LLP

                                               Ernst & Young LLP
     Washington, D. C.
     April 9, 1996

                                                          EXHIBIT 15A

     ERNST & YOUNG LLP
     1225 Connecticut Avenue, N.W.
     Washington, D.C. 20036


     May 10, 1996


     Board of Directors
     First Virginia Banks, Inc.

          We are aware of the incorporation by reference in the Post-effective Amendment No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994, Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993, Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992, Registration Statement Number 33-31890 on Form S-3 dated November 1, 1989, Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987, Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987, and Registration Statement Number 33-15360 on Form S-3 dated
     June 26, 1987, of our report dated April 9, 1996, relating to the unaudited condensed consolidated interim financial statements of First Virginia Banks, Inc., which are included in its Form 10-Q for the quarter ended March 31, 1996.

          Pursuant to Rule 436 (c) of the Securities Act of 1933, our report is not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                               /s/ Ernst & Young LLP

                                               Ernst & Young LLP