Form 10-Q
period 1996-06-30
FIRST VIRGINIA BANKS INC
filed 1996-08-12
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                 Commission file number 1-6580
            June 30, 1996


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


               On July 31, 1996, there were 32,680,190 shares of common stock outstanding.


     This report contains a total of 26 pages.

                                    INDEX
                                                                  Page

                                                               ---------
     PART I - Financial Information


        Item 1.  Financial Statements.

           Condensed Consolidated Balance Sheets - June 30,
              1996 and 1995, (unaudited), and December 31, 1995   3/ 4

           Condensed Consolidated Statements of Income - Three
              months and six months ended June 30, 1996
              and 1995 (Unaudited)                                5/ 6

           Condensed Consolidated Statements of Cash Flows - Six
              months ended June 30, 1996 and 1995 (Unaudited)        7

           Condensed Consolidated Statements of Shareholders'
              Equity - Six months ended June 30, 1996
              and 1995 (Unaudited)                                   8

           Notes to Condensed Consolidated Financial
              Statements (Unaudited)                              8/11

        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         11/18

     PART II - Other Information


        Item 4.  Submission of Matters to a Vote of
           Security Holders                                      19/21

        Item 6.  Exhibits and Reports on Form 8-K

           Signature                                                22

           Exhibit 11 - Statement re: Computation of
              Per Share Earnings                                    23

           Exhibit 15 - Independent Accountants' Review
              Report from Ernst & Young LLP                         24

           Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants            25

           Exhibit 27 - Financial Data Schedule as of June 30,
              1996 and the six months ended June 30, 1996.
              (This exhibit is being filed as a separate
              document in this form 10-Q, for the quarter
              ended June 30, 1996).                                 26

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

                                               June 30  December 31  June 30
                                                 1996       1995       1995
                                              ---------- ---------- ----------
                                             (Unaudited)            (Unaudited)
                                                      (In thousands)
ASSETS
Cash and noninterest-bearing
   deposits in banks                          $  309,227 $  397,858 $  388,726
Money market investments                         266,494    235,000    325,223
                                              ---------- ---------- ----------
        Total cash and cash equivalents          575,721    632,858    713,949
                                              ---------- ---------- ----------
Mortgage loans held for sale                      14,596     19,216     17,530
Investment securities - available for sale          -        64,546       -
Investment securities - held to maturity
   (market values of $1,981,832, $2,146,792
           and $1,933,501                      1,993,645  2,128,220  1,931,455

Loans, net of unearned income                  5,190,411  5,038,076  4,967,733
   Deduct:  Allowance for loan losses            (59,974)   (57,922)   (57,356)
                                              ---------- ---------- ----------
        Net loans                              5,130,437  4,980,154  4,910,377
                                              ---------- ---------- ----------

Other earning assets                              14,626     11,528      9,193
Premises and equipment                           148,637    150,168    155,335
Intangible assets                                 92,215     95,271     80,785
Other assets                                     143,112    139,575    128,801
                                              ---------- ---------- ----------
   Total Assets                               $8,112,989 $8,221,536 $7,947,425
                                              ========== ========== ==========

                                               June 30  December 31  June 30
                                                 1996       1995       1995
                                              ---------- ---------- ----------
                                             (Unaudited)            (Unaudited)
                                                        (In thousands)
LIABILITIES
Deposits:
   Noninterest-bearing                        $1,251,954 $1,235,396 $1,205,842
   Interest-bearing:
        Interest checking/savings plan         1,295,735  1,342,482  1,302,463
        Money market accounts                    711,233    710,114    699,210
        Savings deposits                       1,174,932  1,184,298  1,250,069
        Certificates of deposit:
           Consumer                            2,212,860  2,264,793  2,086,690
           Large denomination                    310,724    319,024    285,960
                                              ---------- ---------- ----------
           Total deposits                      6,957,438  7,056,107  6,830,234

Interest, taxes and other liabilities             95,059     83,353     67,506
Short-term borrowings                            196,726    209,719    211,973
Long-term indebtedness                             2,153      2,710      3,228
                                              ---------- ---------- ----------
   Total Liabilities                           7,251,376  7,351,889  7,112,941
                                              ---------- ---------- ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       675        695        709
Common stock, $1 par value                        32,971     33,951     33,938
Capital Surplus                                   68,605    107,112    106,964
Retained Earnings                                759,362    726,255    692,873
Net unrealized gain on securities
   available for sale                               -         1,634       -
                                              ---------- ---------- ----------
   Total Shareholders' Equity                    861,613    869,647    834,484
                                              ---------- ---------- ----------
   Total Liabilities and Shareholders' Equity $8,112,989 $8,221,536 $7,947,425
                                              ========== ========== ==========

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                       Three Months Ended    Six Months Ended
                                            June 30               June 30
                                        1996       1995       1996       1995
                                       -------    -------   --------   --------
                                         (In thousands, except per-share data)

Interest income:
     Interest and fees on loans       $111,327   $108,535   $220,562   $215,560
     Interest on mortgage loans
      held for sale                        344        266        681        522
     Income on investment securities-
      available for sale                  -          -         1,152       -
     Income on investment
      securities - held to maturity     29,191     28,209     59,298     56,546
     Income on money market investments  5,278      5,485      9,549      8,118
     Income on other earning assets        239        146        442        290
                                       -------    -------   --------   --------
        Total interest income          146,379    142,641    291,684    281,036
                                       -------    -------   --------   --------

Interest expense:
     Deposits                           50,022     50,816    102,376     97,390
     Short-term borrowings               2,368      2,827      4,621      5,166
     Long-term indebtedness                 57         84        119        173
                                       -------    -------   --------   --------
        Total interest expense          52,447     53,727    107,116    102,729
                                       -------    -------   --------   --------
Net interest income                     93,932     88,914    184,568    178,307
Provision for loan losses                5,861      2,084      8,151      2,416
                                       -------    -------   --------   --------
Net interest income after provision
 for loan losses                        88,071     86,830    176,417    175,891
                                       -------    -------   --------   --------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued) (Unaudited)


                                       Three Months Ended    Six Months Ended
                                            June 30               June 30
                                        1996       1995       1996       1995
                                       -------    -------   --------   --------
                                         (In thousands, except per share data)

Net interest income after provision
 for loan losses                        88,071     86,830    176,417    175,891
                                       -------    -------   --------   --------
Noninterest income:
    Service charges on deposit
      accounts                           9,931      9,632     19,596     19,151
    Insurance premiums and
      commissions                        1,659      1,478      3,295      3,308
    Credit card service charges
      and fees                           2,971      2,993      5,523      5,650
    Trust services                       1,947      1,891      3,704      3,560
    Income from other customer
      services                           5,118      4,728      9,791      8,912
    Securities gains before income
      tax provision of $616               -          -         1,759       -
    Other                                3,512      3,863      4,898      4,442
                                       -------    -------   --------   --------
        Total noninterest income        25,138     24,585     48,566     45,023
                                       -------    -------   --------   --------
Noninterest expense:
     Salaries and employee benefits     38,963     37,843     77,959     75,688
     Occupancy                           5,667      5,383     11,611     10,759
     Equipment                           5,769      5,062     11,126     10,137
     Telephone                           1,547      1,432      2,972      2,822
     Printing and supplies               1,748      1,488      3,557      2,935
     Postage                             1,204      1,341      2,663      2,733
     Credit card processing fees         2,101      1,959      4,010      3,787
     FDIC assessment                       251      3,801        627      7,603
     Amortization of intangibles         1,947      2,686      3,882      4,339
     Other                              10,633      8,518     19,910     17,488
                                       -------    -------   --------   --------
        Total noninterest expense       69,830     69,513    138,317    138,291
                                       -------    -------   --------   --------
Income before income taxes              43,379     41,902     86,666     82,623
Provision for income taxes              14,805     14,330     29,709     27,853
                                       -------    -------   --------   --------
NET INCOME                             $28,574    $27,572   $ 56,957   $ 54,770
                                       =======    =======   ========   ========
Net income per share of common stock      $.85       $.81      $1.69      $1.61

Average primary shares of common
                 stock outstanding      33,554     34,042     33,759     34,089

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                             Six Months Ended
                                                                 June 30
                                                             1996       1995
                                                           --------   --------
                                                              (In thousands)

Net cash provided by operating activities                  $ 72,207   $ 73,511

Investing activities:
     Proceeds from the maturity of
        held to maturity securities                         459,690    401,748
     Proceeds from the sale of
        available for sale securities                        64,682       -
     Purchase of held to maturity securities               (328,983)  (249,556)
     Net (increase) decrease in loans                      (158,434)    25,559
     Net increase in other earning assets                    (3,098)      (205)
     Purchases of premises and equipment                     (5,319)    (7,051)
     Sales of premises and equipment                          1,069      1,468
     Other                                                   16,467     (1,765)
                                                           --------   --------
        Net cash provided by investing activities            46,074    170,208
                                                           --------   --------
Financing activities:
     Net increase (decrease) in deposits                    (98,669)    14,392
     Net increase (decrease) in short-term borrowings       (12,993)    32,564
     Principal payments on long-term borrowings                (557)      (585)
     Cash dividends - common, $.70 and $.66 per share       (23,668)   (22,479)
     Cash dividends - preferred                                 (23)       (25)
     Stock purchased and retired                            (39,688)    (5,286)
     Proceeds from issuance of common stock                     180        917
                                                           --------   --------
        Net cash (used for) provided by
         financing activities                              (175,418)    19,498
                                                           --------   --------
        Net increase (decrease) in cash and
         cash equivalents                                   (57,137)   263,207
        Cash and cash equivalents at beginning of year      632,858    450,742
                                                           --------   --------
        Cash and cash equivalents at end of period         $575,721   $713,949
                                                           ========   ========

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)


                                                             Six Months Ended
                                                                 June 30
                                                             1996       1995
                                                           --------   --------
                                                              (In thousands)

Balance at beginning of year                               $869,647   $806,888
Net income                                                   56,957     54,770
Common stock purchased and retired                          (39,688)    (5,286)
Decrease in unrealized gain - securities
   available for sale                                        (1,634)      -
Issuance of common stock for the dividend reinvestment
 plan, stock options and stock appreciation rights              180        917
                                                           --------   --------
                                                            885,462    857,289
                                                           --------   --------
Deduct dividends declared:
     Preferred stock                                             23         24
     Common stock, $.71 and $.67 per share                   23,826     22,781
                                                           --------   --------
                                                             23,849     22,805
                                                           --------   --------
Balance at end of period                                   $861,613   $834,484
                                                           ========   ========
See notes to condensed consolidated financial statements





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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


2. INVESTMENT SECURITIES

     The following reflects the amortized cost of securities held to maturity and the related approximate market values (in thousands):

                                    June 30, 1996           June 30, 1995
                                Amortized     Market     Amortized     Market
                                   Cost        Value        Cost        Value
                                ----------  ----------   ----------  ----------
U.S. Government and
   its agencies                 $1,825,682  $1,812,823   $1,697,652  $1,698,285
State and municipal obligations    166,914     167,927      229,563     230,908
Other                                1,049       1,082        4,240       4,308
                                ----------  ----------   ----------  ----------
                                $1,993,645  $1,981,832   $1,931,455  $1,933,501
                                ==========  ==========   ==========  ==========



3. LOANS

     Loans consisted of (in thousands):
                                                     June 30
                                                1996          1995
                                             ----------    ----------
Consumer:
   Automobile installment                    $2,001,329    $1,748,320
   Home equity, fixed and variable rate       1,029,423     1,139,076
   Revolving credit plans,
     including credit cards                     201,567       188,468
   Other                                        321,245       302,965
Real estate:
   Construction and land development            111,007       125,449
   Commercial mortgage                          511,495       472,132
   Residential mortgage                         494,070       461,196
   Other, including Industrial
     Development Authority loans                 79,471        61,655
Commercial                                      440,804       468,472
                                             ----------    ----------
   Loans, net of unearned income
     of $282,676 and $345,790                $5,190,411    $4,967,733
                                             ==========    ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses was (in thousands):

                                       Three Months Ended   Six Months Ended
                                            June 30             June 30
                                        1996       1995      1996      1995
                                       -------    -------   -------   -------

Balance at beginning of period         $57,751    $57,289   $57,922   $58,860
Provision charged to operating
 expense                                 5,861      2,084     8,151     2,416
                                       -------    -------   -------   -------
                                        63,612     59,373    66,073    61,276
Less:
     Loans charged off, net of
      recoveries of $893, $843,
      $1,879 and $1,757                  3,638      2,017     6,099     3,920
                                       -------    -------   -------   -------
Balance at June 30                     $59,974    $57,356   $59,974   $57,356
                                       =======    =======   =======   =======
Percentage of net charge-offs to
   average loans                           .28%       .16%      .24%      .16%
Percentage of allowance for loan
   losses to period-end loans                                  1.16      1.15
Percentage of nonperforming assets
   to period-end loans                                          .54       .55


5. FEDERAL INCOME TAX

        The reconcilement of income tax computed at the federal statutory tax rates to the provision for income tax is as follows (dollars in thousands):

                          Three Months Ended             Six Months Ended
                                June 30                       June 30
                          1996           1995           1996           1995
                      ------------   ------------   ------------   ------------
                         $     %        $     %        $     %        $     %
                      ------- ----   ------- ----   ------- ----   ------- ----
Statutory rate        $15,183 35.0%   14,666 35.0   $30,333 35.0%   28,918 35.0
Nontaxable interest on
 municipal obligations   (962)(2.2)   (1,196)(2.9)   (1,917)(2.2)   (2,493)(3.0)
Other items               584  1.3       860  2.1     1,293  1.5     1,428  1.7
                      ------- ----   ------- ----   ------- ----   ------- ----
Effective rate        $14,805 34.1%  $14,330 34.2%  $29,709 34.3%  $27,853 33.7%
                      ======= ====   ======= ====   ======= ====   ======= ====

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


6. PREFERRED STOCK
     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:


                                             June 30   December 31   June 30
              Series   Dividends               1996       1995         1995
            ---------  ---------             --------  -----------   --------

                A           5%                22,331       23,040     23,344
                B           7%                 5,990        6,000      7,000
                C           7%                 9,968       10,484     10,484
                D           8%                29,204       29,996     30,086
                                              ------       ------     ------
                                              67,493       69,520     70,914
                                              ======       ======     ======



7. COMMON STOCK
     There are 60,000,000 shares of common stock, par value $1.00 per share, authorized and 32,971,000, 33,951,000 and 33,938,000 shares were outstanding at June 30, 1996, December 31, 1995 and June 30, 1995, respectively. Options to purchase 309,590 shares of common stock were outstanding on June 30, 1996. A total of 609,937 shares of common stock were reserved at June 30, 1996:
98,247 shares for the conversion of preferred stock and 511,690 shares for stock options and stock appreciation rights.



8. EARNINGS PER SHARE
     Earnings per share of common stock for the six months ended June 30, after giving effect to dividends on preferred stock of $23,000 in 1996 and $24,000 in 1995, are based on 33,759,000 and 34,089,000 average shares, respectively.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net income for the second quarter increased 4% to $28.574 million compared to the $27.572 million earned in the second quarter of 1995. Due to a lower number of shares outstanding in 1996, earnings per share increased at a slightly higher rate of 5% to $.85 per share compared to the $.81 per share earned in 1995. The return on average assets remained unchanged at an excellent level of 1.40%, while the return on average shareholders' equity of 13.14% improved over the first quarter's 13.00% but was down slightly compared to the prior year quarter's 13.33%. Average assets in the second quarter of 1996 increased 4% to $8.150 billion compared to the prior year's quarter.

     For the first six months, net income of $56.957 million was up 4% compared to the $54.770 million earned in 1995, while earnings per share increased 5% to $1.69 per share compared to the previous year's $1.61. The return on average assets for the first six months of 1996 equaled the 1.40% earned in 1995 while the return on average shareholders' equity of 13.07% declined slightly from the 13.34% earned in 1995 due to an increase in the corporation's equity.

     Encouragingly, the net interest margin increased for the second consecutive quarter. After dipping to 4.85% in the fourth quarter of 1995, the net interest margin has been steadily increasing and returned above 5.00% in the second quarter to 5.04%. This compared favorably to the 5.01% earned in the prior year's second quarter. The combination of increasing yields on the reinvestment of maturing loans and investments, a greater mix of earning assets in relatively higher-yielding loans and a continued, modest decline in the cost of funds, resulted in the increase in margin and if this trend continues, then the margin should achieve a level of 5.00% or better as it has for every year since 1978.

     The pickup in loan activity at the end of the first quarter continued throughout the second quarter. For the first six months of 1996, automobile loan production is up over 40% compared to the first six months of 1995 and consumer installment loan production in the branches is up over 25%. Increased activity in new loan production offices and existing consumer markets has resulted in an increase in production each month this year as the corporation continues to maintain its primary focus on the highest quality retail paper. Commercial loan demand has strengthened considerably, and the volume of new loan inquiries for business expansion and development resulted in an increase in annualized average commercial loans outstanding of 9% compared to the first quarter. Residential real estate loan activity weakened in the latter part of the quarter as rising interest rates dampened refinancing activity and spending for new homes in the corporation's market areas. However, the improving economy resulted in an increase in commercial real estate lending activity. Overall, total loans outstanding increased at an annualized rate of 12% on a linked quarter basis.

     Average deposits increased slightly compared to the first quarter and were up 3% compared to the prior year's second quarter, mirroring the flatness in deposits nationwide. The strength of the stock market has led to record consumer purchases of mutual funds, which has been responsible for some of the lack of growth in deposits. A change in the mix of deposits helped to lower the overall cost of funds as average demand deposits increased on an annualized basis over the first quarter by 15% while average interest checking, money market and consumer savings plans were all relatively unchanged. Higher-costing certificates of deposit declined 6% on an annualized basis compared to the first quarter, and their cost declined by 11 basis points.

     Asset quality remains at a historically high level, although some measurements have declined slightly compared to the much better-than-normal ratios of the last several years. The increased laxity of bankruptcy laws in the past several years has diminished the protection a creditor has in recovering its loans, and this has been particularly apparent in the credit card and real estate loan areas. While First Virginia's ratios are considerably better than the industry, we have seen a gradual increase in recent quarters in charge-offs and delinquencies. Annualized net charge-offs in the second quarter increased eight basis points to .28% compared to the first quarter and, for the first six months, were .24% compared to the .16% in the same period of 1995. Due in part to the increase in net charge-offs, and in a larger part to the growth in loans, the provision for loan losses increased to $5.861 million compared to $2.290 million in the first quarter and $2.084 million in the second quarter of 1995. The reserve for loan losses was increased slightly to 1.16% from 1.15% and covers annualized net charge-offs 4.92 times.

     Nonperforming assets declined 4% to $28.203 million and represent .54% of outstanding loans compared to $29.525 million and .59% of outstanding loans at the end of the first quarter and .55% of outstanding loans at June 30, 1995. Loans past due 90 days or more declined to $7.075 million or .14% of outstanding loans compared to $7.385 million and .15% at the end of the prior quarter and $5.161 million and .10% of loans at the end of the second quarter of 1995. A summary of nonperforming and delinquent loans is as follows:

                                            1996        1995
                                          -------     -------
                                         (Dollars in thousands)
        Nonaccruing loans                 $15,493     $16,082
        Restructured loans                  5,862       4,114
        Foreclosed real estate              6,848       7,265
                                          -------     -------
        Total                             $28,203     $27,461
                                          =======     =======

        Percentage of total loans             .54%        .55%
                                          =======     =======

        Loans past due 90 days or more    $ 7,075     $ 5,161
                                          =======     =======

        Percentage of total loans             .14%        .10%
                                          =======     =======

     Noninterest income increased 2% compared to the prior year's second quarter and was up 7% compared to the first quarter. During the second quarter, the corporation followed its normal annual practice of selling a package of mortgage servicing rights that produced a gain of $1.5 million compared to the $2.5 million and $2.4 million gains in the prior two years' second quarters. Fee income from auto lease origination activity is up 6.5 times compared to the first six months of 1995 while title insurance commissions are up 5.6 times over 1995. Both of these products were
introduced in early 1995 and continue to grow strongly.   Most other income
categories increased consistent with normal volume and inflation expectations.

     Noninterest expenses increased slightly compared to the prior year's second quarter and were 2% higher than in the first quarter. During the quarter, the corporation recognized a $1.2 million charge-off of a suspected kite and also increased the loan loss provision by $.8 million for potential losses on loans to the same party. With the assessment on bank deposits virtually eliminated for 1996, FDIC insurance expense declined $3.5 million compared to the prior year's second quarter. Equipment expense increased 14% during the second quarter compared to the 1995 quarter as a result of the corporation's upgrade of the branch automation system which will serve to further enhance customer service and sales. Reflecting the increase in revenues and the corporation's continued efforts to control costs, the efficiency ratio for the second quarter improved further to 56.2% compared to the 58.5% achieved in the first quarter.

     During the quarter, the corporation purchased 707,600 shares of common stock and completed the repurchase plan authorized by the Board of Directors in 1994 to retire 2.7 million shares of stock. In May, the Board authorized a new repurchase program to buy an additional 2.5 million shares of stock - approximately 7.6% of the outstanding shares. During the quarter, the dividend was increased by $.01 to $.36, which marked 1996 as the 20th consecutive year in which the dividend has been increased. At June 30, 1996, the corporation's equity to asset ratio was 10.62% compared to 10.50% at the end of the prior year's second quarter and was one of the strongest of the 100 largest banks in the country.

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Three Months Ended June 30
                                                        1996
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $     -      $   -         -  %
  Investment securities-held to maturity:
    U.S. Government & its agencies          1,813,048     26,965     5.98
    State and municipal obligations
      (Fully taxable-equivalent basis)        176,555      2,998     6.79
    Other (Fully taxable-equivalent basis)      1,894         37     7.82
                                           ----------   --------
      Total investment securities           1,991,497     30,000     6.01
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,400,558     74,036     8.71
    Real estate                               952,040     20,980     8.81
    Other (Fully taxable-equivalent basis)    755,933     16,889     8.95
                                           ----------   --------
      Total loans                           5,108,531    111,905     8.79
                                           ----------   --------
  Mortgage loans held for sale                 17,359        344     7.92
  Money market investments                    402,757      5,278     5.27
  Other earning assets                         14,626        238     6.54
                                           ----------   --------
      Total earning assets and income      $7,534,770    147,765     7.84
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,322,190      6,068     1.85
  Money market accounts                       718,510      5,322     2.98
  Savings deposits                          1,181,491      6,659     2.27
  Certificates of deposit:
    Consumer                                2,219,898     28,112     5.08
    Large denomination                        310,388      3,861     5.00
                                           ----------   --------
      Total interest-bearing deposits       5,752,477     50,022     3.50
  Short-term borrowings                       210,660      2,368     4.52
  Long-term indebtedness                        2,326         57     9.83
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,965,463     52,447     3.54
                                           ==========   --------
Net interest income and net interest margin             $ 95,318     5.04%
                                                        ========

Other average balances:
  Demand deposits                          $1,233,255
  Common shareholders' equity                 869,193
  Total shareholders' equity                  869,872
  Total assets                              8,150,046

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Three Months Ended June 30
                                                        1995
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $     -      $   -         -  %
  Investment securities-held to maturity:
    U.S. Government & its agencies          1,671,909     25,152     6.03
    State and municipal obligations
      (Fully taxable-equivalent basis)        242,302      4,244     7.00
    Other (Fully taxable-equivalent basis)      4,647         55     4.77
                                           ----------   --------
      Total investment securities           1,918,858     29,451     6.12
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,251,948     70,320     8.65
    Real estate                               916,974     20,292     8.85
    Other (Fully taxable-equivalent basis)    753,058     18,521     9.84
                                           ----------   --------
      Total loans                           4,921,980    109,133     8.89
                                           ----------   --------
  Mortgage loans held for sale                 13,038        266     8.15
  Money market investments                    364,094      5,485     6.04
  Other earning assets                          9,192        146     6.35
                                           ----------   --------
      Total earning assets and income      $7,227,162    144,481     7.99
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,315,066      7,034     2.15
  Money market accounts                       707,774      5,557     3.15
  Savings deposits                          1,257,928      8,432     2.69
  Certificates of deposit:
    Consumer                                2,049,247     26,351     5.14
    Large denomination                        276,740      3,442     4.99
                                           ----------   --------
      Total interest-bearing deposits       5,606,755     50,816     3.64
  Short-term borrowings                       215,165      2,827     5.27
  Long-term indebtedness                        3,388         84     9.95
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,825,308     53,727     3.70
                                           ==========   --------
Net interest income and net interest margin             $ 90,754     5.01%
                                                        ========

Other average balances:
  Demand deposits                          $1,160,135
  Common shareholders' equity                 826,805
  Total shareholders' equity                  827,522
  Total assets                              7,873,367

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                              Six Months Ended June 30
                                                        1996
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $   30,854   $  1,152     7.51%
  Investment securities-held to maturity:
    U.S. Government & its agencies          1,840,854     54,682     5.97
    State and municipal obligations
      (Fully taxable-equivalent basis)        183,791      6,216     6.76
    Other (Fully taxable-equivalent basis)      1,971         76     7.73
                                           ----------   --------
      Total investment securities           2,057,470     62,126     6.04
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,367,814    146,488     8.70
    Real estate                               949,339     41,749     8.80
    Other (Fully taxable-equivalent basis)    747,818     33,478     8.97
                                           ----------   --------
      Total loans                           5,064,971    221,715     8.79
                                           ----------   --------
  Mortgage loans held for sale                 17,161        681     7.94
  Money market investments                    361,065      9,549     5.32
  Other earning assets                         13,532        442     6.55
                                           ----------   --------
      Total earning assets and income      $7,514,199    294,513     7.84
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,323,574     12,305     1.87
  Money market accounts                       717,264     10,719     3.01
  Savings deposits                          1,181,177     13,546     2.31
  Certificates of deposit:
    Consumer                                2,237,732     57,928     5.22
    Large denomination                        312,264      7,878     5.07
                                           ----------   --------
      Total interest-bearing deposits       5,772,011    102,376     3.57
  Short-term borrowings                       202,783      4,621     4.58
  Long-term indebtedness                        2,468        119     9.67
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,977,262    107,116     3.60
                                           ==========   --------
Net interest income and net interest margin             $187,397     4.97%
                                                        ========

Other average balances:
  Demand deposits                          $1,210,628
  Common shareholders' equity                 870,858
  Total shareholders' equity                  871,543
  Total assets                              8,140,535

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                              Six Months Ended June 30
                                                        1995
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $     -      $   -         -  %
  Investment securities-held to maturity:
    U.S. Government & its agencies          1,682,325     50,056     6.00
    State and municipal obligations
      (Fully taxable-equivalent basis)        253,987      8,938     7.04
    Other (Fully taxable-equivalent basis)      6,577        187     5.68
                                           ----------   --------
      Total investment securities           1,942,889     59,181     6.10
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,268,653    140,185     8.58
    Real estate                               915,492     40,479     8.84
    Other (Fully taxable-equivalent basis)    749,912     36,089     9.68
                                           ----------   --------
      Total loans                           4,934,057    216,753     8.82
                                           ----------   --------
  Mortgage loans held for sale                 12,531        522     8.32
  Money market investments                    273,129      8,118     5.99
  Other earning assets                          9,141        290     6.36
                                           ----------   --------
      Total earning assets and income      $7,171,747    284,864     7.96
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,329,292     14,286     2.17
  Money market accounts                       725,096     11,251     3.13
  Savings deposits                          1,293,957     17,488     2.73
  Certificates of deposit:
    Consumer                                1,978,423     47,965     4.89
    Large denomination                        261,605      6,400     4.93
                                           ----------   --------
      Total interest-bearing deposits       5,588,373     97,390     3.51
  Short-term borrowings                       202,200      5,166     5.15
  Long-term indebtedness                        3,522        173     9.83
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,794,095    102,729     3.58
                                           ==========   --------
Net interest income and net interest margin             $182,135     5.07%
                                                        ========

Other average balances:
  Demand deposits                          $1,144,078
  Common shareholders' equity                 820,212
  Total shareholders' equity                  820,941
  Total assets                              7,817,995

                         PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     a) An Annual Meeting of the Shareholders was held on Friday, April 26, 1996. Proxies for the meeting were solicited pursuant to Regulation 14 under the Act.

     b) There was no solicitation in opposition to the management nominees as listed in the proxy statement and all such nominees were elected. The following directors were elected at the meeting.


Management nominee:                          Common    Preferred    Total
  Paul H. Geithner, Jr.                       Stock      Stock      Stock
  =====================                    -----------  -------  -----------
    Votes For:
       Individual votes                     12,239,963   35,147   12,275,110
       Broker/Nominee votes                 15,093,772    3,429   15,097,201
                                           -----------  -------  -----------
       Total Management proxy votes for     27,333,735   38,576   27,372,311
    Floor Vote For - Individual/In Person           86        0           86
                                           -----------  -------  -----------
       Total votes for                      27,333,821   38,576   27,372,397
    Votes Withheld:
       Individual votes                        100,910       21      100,931
       Broker/Nominee votes                     80,204        0       80,204
                                           -----------  -------  -----------
       Total votes                          27,514,935   38,597   27,553,532
    Shares present but not voted                15,762        0       15,762
                                           -----------  -------  -----------
       Shares for a Quorum                  27,530,697   38,597   27,569,294
    Shares not present nor voted:
       Individual votes                      4,242,701   28,470    4,271,171
       Broker/Nominee votes                  2,178,777    1,792    2,180,569
                                           -----------  -------  -----------
       Total Shares Outstanding             33,952,175   68,859   34,021,034
                                           ===========  =======  ===========

Management nominee:                          Common    Preferred    Total
  L. H. Ginn, III                             Stock      Stock      Stock
  ===============                          -----------  -------  -----------
    Votes For:
       Individual votes                     12,241,166   35,136   12,276,302
       Broker/Nominee votes                 15,093,772    3,429   15,097,201
                                           -----------  -------  -----------
       Total Management proxy votes for     27,334,938   38,565   27,373,503
    Floor Vote For - Individual/In Person           86        0           86
                                           -----------  -------  -----------
       Total votes for                      27,335,024   38,565   27,373,589
    Votes Withheld:
       Individual votes                         99,707       32       99,739
       Broker/Nominee votes                     80,204        0       80,204
                                           -----------  -------  -----------
       Total votes                          27,514,935   38,597   27,553,532
    Shares present but not voted                15,762        0       15,762
                                           -----------  -------  -----------
       Shares for a Quorum                  27,530,697   38,597   27,569,294
    Shares not present nor voted:
       Individual votes                      4,242,701   28,470    4,271,171
       Broker/Nominee votes                  2,178,777    1,792    2,180,569
                                           -----------  -------  -----------
       Total Shares Outstanding             33,952,175   68,859   34,021,034
                                           ===========  =======  ===========


Management nominee:
  T. Keister Greer
  ================
    Votes For:
       Individual votes                     12,176,368   35,015   12,211,383
       Broker/Nominee votes                 15,093,022    3,429   15,096,451
                                           -----------  -------  -----------
       Total Managemet proxy votes for      27,269,390   38,444   27,307,834
    Floor Vote For - Individual/In Person           86        0           86
                                           -----------  -------  -----------
       Total votes for                      27,269,476   38,444   27,307,920
    Votes Withheld:
       Individual votes                        164,505      153      164,658
       Broker/Nominee votes                     80,954        0       80,954
                                           -----------  -------  -----------
       Total votes                          27,514,935   38,597   27,553,532
    Shares present but not voted                15,762        0       15,762
                                           -----------  -------  -----------
       Shares for a Quorum                  27,530,697   38,597   27,569,294
    Shares not present nor voted:
       Individual votes                      4,242,701   28,470    4,271,171
       Broker/Nominee votes                  2,178,777    1,792    2,180,569
                                           -----------  -------  -----------
       Total Shares Outstanding             33,952,175   68,859   34,021,034
                                           ===========  =======  ===========

Management nominee:                          Common    Preferred    Total
  Edward M. Holland                           Stock      Stock      Stock
  =================                        -----------  -------  -----------
    Votes For:
       Individual votes                     12,233,637   35,145   12,268,782
       Broker/Nominee votes                 15,093,772    3,429   15,097,201
                                           -----------  -------  -----------
       Total Management proxy votes for     27,327,409   38,574   27,365,983
    Floor Vote For - Individual/In Person           86        0           86
                                           -----------  -------  -----------
       Total votes for                      27,327,495   38,574   27,366,069
    Votes Withheld:
       Individual votes                        107,236       23      107,259
       Broker/Nominee votes                     80,204        0       80,204
                                           -----------  -------  -----------
       Total votes                          27,514,935   38,597   27,553,532
    Shares present but not voted                15,762        0       15,762
                                           -----------  -------  -----------
       Shares for a Quorum                  27,530,697   38,597   27,569,294
    Shares not present nor voted:
       Individual votes                      4,242,701   28,470    4,271,171
       Broker/Nominee votes                  2,178,777    1,792    2,180,569
                                           -----------  -------  -----------
       Total Shares Outstanding             33,952,175   68,859   34,021,034
                                           ===========  =======  ===========


    c) Among other matters voted on at the meeting was the following:

       i) The appointment of the independent auditors.

    Votes For:
       Individual votes                     12,204,015   34,392   12,238,407
       Broker/Nominee votes                 15,134,374    3,429   15,137,803
                                           -----------  -------  -----------
       Total Management proxy votes for     27,338,389   37,821   27,376,210
    Floor Vote For - Individual/In Person           86        0           86
                                           -----------  -------  -----------
       Total votes for                      27,338,475   37,821   27,376,296
    Votes Against:
       Individual votes                         63,016        0       63,016
       Broker/Nominee votes                     17,259        0       17,259
                                           -----------  -------  -----------
       Total shares voted                   27,418,750   37,821   27,456,571
    Votes Abstain:
       Individual votes                         73,842      776       74,618
       Broker/Nominee votes                     22,343        0       22,343
                                           -----------  -------  -----------
       Total votes received                 27,514,935   38,597   27,553,532
    Shares present but not voted                15,762        0       15,762
    Shares not present nor voted:
       Individual votes                      4,242,701   28,470    4,271,171
       Broker/Nominee votes                  2,178,777    1,792    2,180,569
                                           -----------  -------  -----------
       Total Shares Outstanding             33,952,175   68,859   34,021,034
                                           ===========  =======  ===========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

     a)  Exhibit 11  - Statement re:  Computation of Per Share
             Earnings (Page 23)

         Exhibit 15 - Independent Accountants' Review Report from Ernst & Young LLP (Page 24)

         Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants (Page 25)

         Exhibit 27  - Financial Data Schedule (Page 26)

     b) A Form 8-K was not required to be filed during the quarter ended June 30, 1996.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.



                                               FIRST VIRGINIA BANKS, INC.


                                                 /s/ Richard F. Bowman
August 12, 1996                                 __________________________
                                                Richard F. Bowman,
                                                Senior Vice President
                                                and Treasurer

                                                          EXHIBIT 11


                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
                                    (Unaudited)


                                      Three Months Ended     Six Months Ended
                                            June 30               June 30
                                        1996       1995       1996       1995
                                      -------    -------    -------    -------
                                       (In thousands, except per-share data)

PRIMARY:

   Average common shares outstanding   33,474     33,964     33,679     34,011
   Dilutive effect of stock options        80         78         80         78
                                      -------    -------    -------    -------
     Total average common shares       33,554     34,042     33,759     34,089
                                      =======    =======    =======    =======


   Net income                         $28,574    $27,572    $56,957    $54,770
   Provision for preferred dividends       12         12         23         24
                                      -------    -------    -------    -------
     Net income applicable to common
        stock                         $28,562    $27,560    $56,934    $54,746
                                      =======    =======    =======    =======


     Net income per share of common
        stock                            $.85       $.81      $1.69      $1.61
                                      =======    =======    =======    =======



FULLY DILUTED:

   Average common shares outstanding   33,474     33,964     33,679     34,011
   Dilutive effect of stock options        80         86         80         84
   Conversion of preferred stock           98        103         99        104
                                      -------    -------    -------    -------
        Total average common shares    33,652     34,153     33,858     34,199
                                      =======    =======    =======    =======


   Net income                         $28,574    $27,572    $56,957    $54,770
                                      =======    =======    =======    =======


     Net income per share of common
        stock                            $.85       $.81      $1.68      $1.60
                                      =======    =======    =======    =======

                                                          EXHIBIT 15



                     Independent Accountants' Review Report

     Board of Directors
     First Virginia Banks, Inc.

     We have reviewed the accompanying condensed consolidated balance sheets of First Virginia Banks, Inc. and subsidiaries as of June 30, 1996 and 1995, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995, and the related condensed consolidated statements of cash flows and shareholders' equity for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Virginia Banks, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 17, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                   /S/ Ernst & Young LLP
                                                   _____________________
                                                   Ernst & Young LLP

     Washington, D. C.
     July 9, 1996

                                                          EXHIBIT 15A

     ERNST & YOUNG LLP
     1225 Connecticut Avenue, N.W.
     Washington, D.C. 20036


     August 12, 1996


     Board of Directors
     First Virginia Banks, Inc.

          We are aware of the incorporation by reference in the Post-effective Amendment No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994, Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993, Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992, Registration Statement Number 33-31890 on form S-3 dated November 1, 1989, Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987, Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987 and Registration Statement Number 33-15360 on Form S-3 dated June 26, 1987 of our reports dated April 9, 1996 and July 9, 1996 relating to the unaudited condensed consolidated interim financial statements of First Virginia Banks, Inc. and subsidiaries which are included in its Forms 10-Q for the quarters ended March 31, 1996 and June 30, 1996.

          Pursuant to Rule 436 (c) of the Securities Act of 1933, our report is not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                                   /s/ Ernst & Young LLP
                                                   _____________________
                                                   Ernst & Young LLP