Form 10-Q
period 1996-09-30
FIRST VIRGINIA BANKS INC
filed 1996-11-12
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                 Commission file number 1-6580
           September 30, 1996


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


               On October 31, 1996, there were 32,691,539 shares of common stock outstanding.



     This report contains a total of 23 pages.

                                    INDEX
                                                                  Page

                                                               ---------
     PART I - Financial Information


        Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - September 30,
              1996 and 1995, (Unaudited), and December 31, 1995   3/ 4

           Condensed Consolidated Statements of Income - Three
              months and nine months ended September 30, 1996
              and 1995 (Unaudited)                                5/ 6

           Condensed Consolidated Statements of Cash Flows - Nine
              months ended September 30, 1996 and 1995 (Unaudited)   7

           Condensed Consolidated Statements of Shareholders'
              Equity - Nine months ended September 30, 1996
              and 1995 (Unaudited)                                   8

           Notes to Condensed Consolidated Financial
              Statements (Unaudited)                              8/11

        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         12/18

     PART II - Other Information


        Item 6.  Exhibits and Reports on Form 8-K

           Signature                                                19

           Exhibit 11 - Statement re: Computation of
              Per Share Earnings                                    20

           Exhibit 15 - Independent Accountants' Review
              Report from Ernst & Young LLP                         21

           Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants            22

           Exhibit 27 - Financial Data Schedule as of September 30, 1996 and the nine months ended September 30, 1996.
              (This exhibit is being filed as a separate
              document in this form 10-Q, for the quarter
              ended September 30, 1996.)                            23

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

                                               Sept. 30  December 31 Sept. 30
                                                 1996       1995       1995
                                              ---------- ---------- ----------
                                             (Unaudited)            (Unaudited)
                                                      (In thousands)
ASSETS
Cash and noninterest-bearing
   deposits in banks                          $  361,370 $  397,858 $  346,627
Money market investments                         230,969    235,000    400,000
                                              ---------- ---------- ----------
        Total cash and cash equivalents          592,339    632,858    746,627
                                              ---------- ---------- ----------
Mortgage loans held for sale                      13,023     19,216     21,717
Investment securities - available for sale          -        64,546       -
Investment securities - held to maturity
   (market values of $1,932,972, $2,146,792
           and $2,099,856                      1,937,039  2,128,220  2,097,932

Loans, net of unearned income                  5,293,235  5,038,076  4,977,316
   Deduct:  Allowance for loan losses            (61,541)   (57,922)   (57,471)
                                              ---------- ---------- ----------
        Net loans                              5,231,694  4,980,154  4,919,845
                                              ---------- ---------- ----------

Other earning assets                              17,307     11,528      9,198
Premises and equipment                           147,494    150,168    150,879
Intangible assets                                 96,479     95,271     96,939
Other assets                                     138,212    139,575    133,707
                                              ---------- ---------- ----------
   Total Assets                               $8,173,587 $8,221,536 $8,176,844
                                              ========== ========== ==========

                                               Sept. 30  December 31 Sept. 30
                                                 1996       1995       1995
                                              ---------- ---------- ----------
                                             (Unaudited)            (Unaudited)
                                                        (In thousands)
LIABILITIES
Deposits:
   Noninterest-bearing                        $1,303,113 $1,235,396 $1,210,856
   Interest-bearing:
        Interest checking/savings plan         1,273,543  1,342,482  1,274,882
        Money market accounts                    746,191    710,114    709,243
        Savings deposits                       1,141,188  1,184,298  1,224,810
        Certificates of deposit:
           Consumer                            2,234,879  2,264,793  2,297,888
           Large denomination                    324,525    319,024    327,019
                                              ---------- ---------- ----------
           Total deposits                      7,023,439  7,056,107  7,044,698

Interest, taxes and other liabilities             85,557     83,353     81,689
Short-term borrowings                            195,918    209,719    195,225
Long-term indebtedness                             1,867      2,710      2,969
                                              ---------- ---------- ----------
   Total Liabilities                           7,306,781  7,351,889  7,324,581
                                              ---------- ---------- ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       655        695        707
Common stock, $1 par value                        32,687     33,951     33,945
Capital surplus                                   57,294    107,112    107,022
Retained earnings                                776,170    726,255    710,589
Net unrealized gain on securities
   available for sale                               -         1,634       -
                                              ---------- ---------- ----------
   Total Shareholders' Equity                    866,806    869,647    852,263
                                              ---------- ---------- ----------
   Total Liabilities and Shareholders' Equity $8,173,587 $8,221,536 $8,176,844
                                              ========== ========== ==========

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                       Three Months Ended    Nine Months Ended
                                            Sept. 30              Sept. 30
                                        1996       1995       1996       1995
                                       -------    -------   --------   --------
                                         (In thousands, except per-share data)

Interest income:
     Interest and fees on loans       $113,499   $110,001   $334,061   $325,561
     Interest on mortgage loans
      held for sale                        274        314        955        836
     Income from investment securities-
      available for sale                  -          -         1,152       -
     Income from investment
      securities - held to maturity     29,954     29,219     89,252     85,765
     Income from money
      market investments                 3,212      5,707     12,761     13,825
     Income from other earning assets      265        144        707        434
                                       -------    -------   --------   --------
        Total interest income          147,204    145,385    438,888    426,421
                                       -------    -------   --------   --------

Interest expense:
     Deposits                           49,737     52,168    152,113    149,558
     Short-term borrowings               2,354      2,983      6,975      8,149
     Long-term indebtedness                 52         79        171        252
                                       -------    -------   --------   --------
        Total interest expense          52,143     55,230    159,259    157,959
                                       -------    -------   --------   --------
Net interest income                     95,061     90,155    279,629    268,462
Provision for loan losses                4,648      2,462     12,799      4,878
                                       -------    -------   --------   --------
Net interest income after provision
 for loan losses                        90,413     87,693    266,830    263,584
                                       -------    -------   --------   --------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued) (Unaudited)


                                       Three Months Ended    Nine Months Ended
                                            Sept. 30              Sept. 30
                                        1996       1995       1996       1995
                                       -------    -------   --------   --------
                                         (In thousands, except per share data)

Net interest income after provision
 for loan losses                        90,413     87,693    266,830    263,584
                                       -------    -------   --------   --------
Noninterest income:
    Service charges on deposit
      accounts                           9,978      9,771     29,574     28,922
    Insurance premiums and
      commissions                        1,622      1,753      4,917      5,061
    Credit card service charges
      and fees                           3,019      2,972      8,542      8,622
    Trust services                       1,963      1,650      5,667      5,210
    Income from other customer
      services                           5,957      4,893     15,748     13,805
    Securities gains before income
      tax provision of $616               -          -         1,759       -
    Other                                1,361      1,203      6,259      5,645
                                       -------    -------   --------   --------
        Total noninterest income        23,900     22,242     72,466     67,265
                                       -------    -------   --------   --------
Noninterest expense:
     Salaries and employee benefits     40,180     38,909    118,139    114,597
     Occupancy                           5,676      5,562     17,287     16,321
     Equipment                           5,813      5,164     16,939     15,301
     Telephone                           1,498      1,452      4,470      4,274
     Printing and supplies               1,553      1,573      5,110      4,508
     Postage                             1,234      1,263      3,897      3,996
     Credit card processing fees         2,211      1,974      6,221      5,761
     FDIC assessment                     1,312       (293)     1,939      7,310
     Amortization of intangibles         2,031      1,321      5,913      5,660
     Other                               9,173      8,737     29,083     26,225
                                       -------    -------   --------   --------
        Total noninterest expense       70,681     65,662    208,998    203,953
                                       -------    -------   --------   --------
Income before income taxes              43,632     44,273    130,298    126,896
Provision for income taxes              15,046     15,004     44,755     42,857
                                       -------    -------   --------   --------
NET INCOME                             $28,586    $29,269   $ 85,543   $ 84,039
                                       =======    =======   ========   ========
Net income per share of common stock      $.87       $.86      $2.56      $2.47

Average primary shares of common
                 stock outstanding      32,822     34,021     33,444     34,066

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                            Nine Months Ended
                                                                 Sept. 30
                                                             1996       1995
                                                           --------   --------
                                                              (In thousands)

Net cash provided by operating activities                  $123,346   $111,503
                                                           --------   --------
Investing activities:
     Proceeds from the maturity of
        held to maturity securities                         675,243    522,092
     Proceeds from the sale of
        available for sale securities                        64,682       -
     Purchase of held to maturity securities               (489,422)  (538,853)
     Net (increase) decrease in loans                      (264,339)    13,640
     Net increase in other earning assets                    (5,779)      (211)
     Purchases of premises and equipment                     (7,868)   (10,505)
     Sales of premises and equipment                          1,317      6,299
     Intangible assets acquired                              (7,191)   (17,181)
     Other                                                    3,670      3,638
                                                           --------   --------
        Net cash used for investing activities              (29,687)   (21,081)
                                                           --------   --------
Financing activities:
     Net increase (decrease) in deposits                    (32,668)   228,856
     Net increase (decrease) in short-term borrowings       (13,801)    15,816
     Principal payments on long-term borrowings                (843)      (844)
     Cash dividends - common, $1.06 and $1.00 per share     (35,710)   (34,018)
     Cash dividends - preferred                                 (34)       (36)
     Common stock purchased and retired                     (51,598)    (5,692)
     Proceeds from issuance of common stock                     476      1,381
                                                           --------   --------
        Net cash (used for) provided by
         financing activities                              (134,178)   205,463
                                                           --------   --------
        Net increase (decrease) in cash and
         cash equivalents                                   (40,519)   295,885
        Cash and cash equivalents at beginning of year      632,858    450,742
                                                           --------   --------
        Cash and cash equivalents at end of period         $592,339   $746,627
                                                           ========   ========

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)


                                                            Nine Months Ended
                                                                 Sept. 30
                                                             1996       1995
                                                           --------   --------
                                                              (In thousands)

Balance at beginning of year                               $869,647   $806,888
Net income                                                   85,543     84,039
Common stock purchased and retired                          (51,598)    (5,693)
Decrease in unrealized gain - securities
   available for sale                                        (1,634)      -
Issuance of common stock for the dividend reinvestment
 plan, stock options and stock appreciation rights              476      1,387
                                                           --------   --------
                                                            902,434    886,621
                                                           --------   --------
Deduct dividends declared:
     Preferred stock                                             34         36
     Common stock, $1.07 and $1.01 per share                 35,594     34,322
                                                           --------   --------
                                                             35,628     34,358
                                                           --------   --------
Balance at end of period                                   $866,806   $852,263
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


2. INVESTMENT SECURITIES

     The following reflects the amortized cost of securities held to maturity and the related approximate market values (in thousands):

                                    Sept. 30, 1996           Sept. 30, 1995
                                Amortized     Market     Amortized     Market
                                   Cost        Value        Cost        Value
                                ----------  ----------   ----------  ----------
U.S. Government and
   its agencies                 $1,776,536  $1,770,767   $1,878,653  $1,878,459
State and municipal obligations    159,484     161,161      214,642     216,703
Other                                1,019       1,044        4,637       4,694
                                ----------  ----------   ----------  ----------
                                $1,937,039  $1,932,972   $2,097,932  $2,099,856
                                ==========  ==========   ==========  ==========



3. LOANS

     Loans consisted of (in thousands):
                                                     Sept. 30
                                                1996          1995
                                             ----------    ----------
Consumer:
   Automobile installment                    $2,124,933    $1,820,063
   Home equity, fixed and variable rate       1,012,478     1,148,450
   Revolving credit plans,
     including credit cards                     200,692       197,209
   Other                                        312,541       310,964
Real estate:
   Construction and land development            114,007       114,575
   Commercial mortgage                          517,613       479,203
   Residential mortgage                         509,844       425,557
   Other, including Industrial
     Development Authority loans                 81,585        65,325
Commercial                                      419,542       415,970
                                             ----------    ----------
   Loans, net of unearned income
     of $260,582 and $341,700                $5,293,235    $4,977,316
                                             ==========    ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses was (dollars in thousands):

                                       Three Months Ended   Nine Months Ended
                                            Sept. 30            Sept. 30
                                        1996       1995      1996      1995
                                       -------    -------   -------   -------

Balance at beginning of period         $59,974    $57,356   $57,922   $58,860
Provision charged to expense             4,648      2,462    12,799     4,878
                                       -------    -------   -------   -------
                                        64,622     59,818    70,721    63,738
Less:
     Loans charged off, net of
      recoveries of $906, $876,
      $2,785 and $2,633                  3,081      2,347     9,180     6,267
                                       -------    -------   -------   -------
Balance at September 30                $61,541    $57,471   $61,541   $57,471
                                       =======    =======   =======   =======
Percentage of net charge-offs to
   average loans                           .24%       .19%      .24%      .17%
Percentage of allowance for loan
   losses to period-end loans                                  1.16      1.15
Percentage of nonperforming assets
   to period-end loans                                          .49       .56


5. FEDERAL INCOME TAX

        The reconcilement of income tax computed at the federal statutory tax rates to the provision for income tax was as follows (dollars in thousands):

                          Three Months Ended             Nine Months Ended
                                Sept. 30                      Sept. 30
                          1996           1995           1996           1995
                      ------------   ------------   ------------   ------------
Statutory rate        $15,271 35.0%  $15,495 35.0%  $45,604 35.0%  $44,414 35.0%
Nontaxable interest on
 municipal obligations   (927)(2.1)   (1,105)(2.5)   (2,844)(2.2)   (3,598)(2.8)
Other items               702  1.6       614  1.4     1,995  1.5     2,041  1.6
                      ------- ----   ------- ----   ------- ----   ------- ----
Effective rate        $15,046 34.5%  $15,004 33.9%  $44,755 34.3%  $42,857 33.8%
                      ======= ====   ======= ====   ======= ====   ======= ====

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


6. PREFERRED STOCK
     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:


                                             Sept. 30  December 31   Sept. 30
              Series   Dividends               1996       1995         1995
            ---------  ---------             --------  -----------   --------

                A           5%                21,623       23,040     23,222
                B           7%                 5,990        6,000      7,000
                C           7%                 9,836       10,484     10,484
                D           8%                28,069       29,996     30,011
                                              ------       ------     ------
                                              65,518       69,520     70,717
                                              ======       ======     ======


7. COMMON STOCK
     There are 60,000,000 shares of common stock, par value $1.00 per share, authorized and 32,687,000, 33,951,000 and 33,945,000 shares were outstanding at September 30, 1996, December 31, 1995 and September 30, 1995, respectively. Options to purchase 296,612 shares of common stock were outstanding on September 30, 1996. A total of 593,637 shares of common stock were reserved at September 30, 1996: 95,325 shares for the conversion of preferred stock and 498,312 shares for stock options and stock appreciation rights.


8. EARNINGS PER SHARE
     Earnings per share of common stock for the nine months ended
September 30, after giving effect to dividends on preferred stock of $34,000 in 1996 and $36,000 in 1995, are based on 33,444,000 and 34,066,000 average shares, respectively.


9. SUBSEQUENT EVENTS
     On October 29, 1996, the directors of Premier Bankshares Corporation, a $744 million multi-bank holding company headquartered in Bluefield, Virginia, agreed to affiliate with First Virginia Banks, Inc. The shareholders of Premier Bankshares Corporation will receive .545 shares of First Virginia common stock for each of their 6,650,083 outstanding shares. First Virginia will issue approximately 3,624,295 shares to Premier Bankshares Corporation shareholders.

     A definitive agreement has been entered into and the transaction is subject to completion of a due diligence review and the approval by Premier Bankshares Corporation shareholders as well as state and federal regulatory authorities. The merger would be accounted for as a purchase transaction and is anticipated to be completed early in the second quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Earnings per share for the third quarter, before a one-time Savings Association Insurance Fund (SAIF) assessment, increased 3.5% to $.89 per share compared to $.86 per share earned in the prior year's third quarter. During the third quarter, the corporation was assessed an after-tax charge of $689,000 as a result of the recently enacted bill to recapitalize SAIF, which was depleted from the failure of the savings and loan industry in the 1980s and early 1990s. After the charge, net income in the third quarter declined slightly to $28,586,000 compared to the $29,269,000 earned in the prior year's third quarter. Because of a lower number of shares outstanding, earnings per share, after the charge, increased to $.87 per share compared to $.86 earned in the prior year's third quarter. The return on average assets after the charge declined slightly to 1.41% compared to 1.47% in the prior year's third quarter while the return on average shareholders' equity declined to 13.27% compared to 13.89% in the prior year's period. Average assets in the third quarter increased 2% compared to the prior year's quarter.

     For the first nine months, net income of $85,543,000 or $2.56 per share was up 2% compared to the $84,039,000 and $2.47 per share earned in 1995. The return on average assets and return on average shareholders' equity for the nine month period were 1.40% and 13.13%, respectively, compared to the 1.42% and 13.53% earned in the same period in 1995.

     The strength in loans contributed to a further increase in the net interest margin during the quarter which advanced 10 basis points to 5.14% compared to the second quarter, and was up 14 basis points compared to the prior year's third quarter. Interest rates have been stable since the first quarter but at levels slightly higher than in 1995. This has resulted in increased yields on loans and investments as lower-yielding assets mature and are replaced with higher-yielding assets. Conversely, the cost of funds declined slightly as customers have shifted funds to lower-yielding categories in order to achieve a greater degree of liquidity. For the first nine months, the net interest margin was 5.03% compared to 5.05% in 1995.
The corporation expects to achieve a margin in excess of 5.00% during 1996, as it has done every year since 1978.

     Average loans during the third quarter increased 5.3% compared to the 1995 third quarter and averaged $5.229 billion. Consumer installment lending was particularly strong as the production of indirect automobile loans made through the corporation's network of automobile dealers increased 41% over
the first nine months of 1995.   Despite a seasonal decline in floor plan
loans to automobile dealers compared to the second quarter, overall commercial loans were up 4% compared to the prior year's third quarter as demand from small- to medium-sized businesses continues. Residential real estate lending has slowed due to a slight increase in rates, which has dampened refinance activity. Commercial real estate loan activity, on the other hand, continues to be relatively strong and was primarily responsible for the overall 3% increase in average real estate loans during the third quarter.

     Deposit growth remained sluggish at First Virginia as it has for all banks nationwide during 1996. Average deposits grew at a 2% pace over the prior year's third quarter with most of the growth occurring in relatively lower-cost categories. Demand deposits and insured money market accounts both increased 5% over 1995 levels while interest checking accounts were

                                         12
basically unchanged. Certificates of deposit increased 4%, however, most of this growth occurred in the shorter maturities and the corporation's no-penalty nine-month certificate as consumers sacrificed yield in order to maintain liquidity. The overall cost of funds declined 22 basis points to 3.51% as a consequence of lower interest rates and this shift to liquidity. The corporation maintains a highly liquid position on both the asset and liability sides of the balance sheet and is relatively unaffected by changes in interest rate levels.

     Asset quality continued at an excellent level with nonperforming assets as a percentage of total loans declining to their lowest levels since 1979. Nonperforming assets of $26.029 million equalled .49% of total loans at the end of the third quarter compared to $28.163 million and .56% of loans at the end of the prior year's third quarter. The ratio of annualized net charge-offs to average loans for the third quarter increased to .24% compared to
 .19% in the prior year's third quarter but were down compared to the .28% in the second quarter. For the first nine months, the ratio increased 7 basis points to .24% compared to the .17% in 1995.

  A summary of nonperforming and delinquent loans was as follows:

                                                Sept. 30
                                            1996        1995
                                          -------     -------
                                         (Dollars in thousands)
        Nonaccruing loans                 $15,206     $15,939
        Restructured loans                  4,448       4,458
        Foreclosed real estate              6,375       7,766
                                          -------     -------
        Total                             $26,029     $28,163
                                          =======     =======

        Percentage of total loans             .49%        .56%
                                          =======     =======

        Loans past due 90 days or more    $10,362     $ 6,122
                                          =======     =======

        Percentage of total loans             .20%        .12%
                                          =======     =======

     The provision for loan losses for the third quarter increased 89% over 1995 to $4.648 million due primarily to the increase in outstanding loans and, to a lesser extent, a gradual increase in net charge-offs. For the nine months, the provision for loan losses was up $7.921 million to $12.799 million, caused chiefly by the increase in outstanding loans. The allowance for loan losses was $61.541 million at September 30, 1996, and represented 1.16% of loans compared to $57.471 million and 1.15% at September 30, 1995. The allowance covered annualized net charge-offs 5.03 times at September 30, 1996. Loans past due 90 days or more increased slightly to $10.362 million or .20% of outstanding loans compared to $7.265 million and .14% of loans at the end of the prior quarter.

     Noninterest income increased 7% compared to the prior year's third quarter and was up 8% for the first nine months of 1996 compared to 1995. Income from trust services increased 19% during the third quarter of 1996 as the corporation's efforts to expand this area have, over the past several years, begun producing solid increases in assets under management. Income from other customer services increased 22%, mainly from electronic banking services. Income from the corporation's new initiatives in automobile leasing and title insurance sales produced gains in income over 1995 of 207% and 244%, respectively.

     Noninterest expenses increased 8% compared to the prior year's third quarter primarily as a result of changes in deposit insurance premiums. During the third quarter, the corporation was assessed a one-time charge of $1.1 million as part of an act of Congress to recapitalize the savings and loan insurance fund at the expense of banks. The banking industry will also be required in future years to fund a portion of FICO bond interest costs and this will cost First Virginia approximately $900,000 per year. These bonds were originally issued to fund the bailout of the savings and loan industry. In contrast, in the prior year's third quarter, the corporation recognized a $293,000 net credit to income due to a rebate from the bank deposit insurance fund which had become over-capitalized. Equipment expense increased 13% due to an upgrade in the corporation's branch automation programs. The efficiency ratio during the third quarter, including the SAIF assessment, was 57.0% and, for the first nine months, was 57.2% compared to the 58.4% achieved in the first nine months of 1995.

     During the third quarter, the corporation repurchased 294,100 shares of stock. This caused a decline in average shareholders' equity to $861.4 million compared to the second quarter's $869.9 million. The corporation may repurchase up to an additional 4.0 million shares under a new program authorized by the Board of Directors in October of 1996. First Virginia's equity to asset ratio of 10.60% remains one of the strongest of the 100 largest banks in the country.

     On October 29, 1996, the directors of Premier Bankshares Corporation, a $744 million multi-bank holding company headquartered in Bluefield, Virginia, agreed to affiliate with First Virginia Banks, Inc. The shareholders of Premier Bankshares Corporation will receive .545 shares of First Virginia common stock for each of their 6,650,083 outstanding shares. First Virginia will issue approximately 3,624,295 shares to Premier Bankshares Corporation shareholders.

     A definitive agreement has been entered into and the transaction is subject to completion of a due diligence review and the approval by Premier Bankshares Corporation shareholders as well as state and federal regulatory authorities. The merger would be accounted for as a purchase transaction and is anticipated to be completed early in the second quarter of 1997.

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Three Months Ended Sept. 30
                                                        1996
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $     -      $   -         -  %
  Investment securities-held to maturity:
    U.S. Government & its agencies          1,827,752     27,900     6.08
    State and municipal obligations
      (Fully taxable-equivalent basis)        162,356      2,770     6.83
    Other (Fully taxable-equivalent basis)      1,028         25     9.77
                                           ----------   --------
      Total investment securities           1,991,136     30,695     6.10
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,505,482     75,688     8.63
    Real estate                               972,326     21,708     8.93
    Other (Fully taxable-equivalent basis)    751,635     16,752     8.84
                                           ----------   --------
      Total loans                           5,229,443    114,148     8.74
                                           ----------   --------
  Mortgage loans held for sale                 11,694        274     9.38
  Money market investments                    241,340      3,213     5.30
  Other earning assets                         15,790        265     6.71
                                           ----------   --------
      Total earning assets and income      $7,489,403    148,595     7.91
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,287,590      5,935     1.83
  Money market accounts                       738,521      5,565     3.00
  Savings deposits                          1,158,494      6,582     2.26
  Certificates of deposit:
    Consumer                                2,206,155     27,605     4.96
    Large denomination                        321,257      4,050     5.00
                                           ----------   --------
      Total interest-bearing deposits       5,712,017     49,737     3.46
  Short-term borrowings                       203,440      2,354     4.60
  Long-term indebtedness                        2,052         52    10.22
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,917,509     52,143     3.51
                                           ==========   --------
Net interest income and net interest margin             $ 96,452     5.14%
                                                        ========

Other average balances:
  Demand deposits                          $1,248,217
  Common shareholders' equity                 860,767
  Total shareholders' equity                  861,434
  Total assets                              8,105,571

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Three Months Ended Sept. 30
                                                        1995
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $     -      $   -         -  %
  Investment securities-held to maturity:
    U.S. Government & its agencies          1,743,253     26,405     6.01
    State and municipal obligations
      (Fully taxable-equivalent basis)        220,314      3,809     6.92
    Other (Fully taxable-equivalent basis)      6,214         97     6.25
                                           ----------   --------
      Total investment securities           1,969,781     30,311     6.09
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,299,512     72,588     8.79
    Real estate                               944,483     20,926     8.86
    Other (Fully taxable-equivalent basis)    722,284     17,090     9.37
                                           ----------   --------
      Total loans                           4,966,279    110,604     8.92
                                           ----------   --------
  Mortgage loans held for sale                 16,613        314     7.57
  Money market investments                    367,983      5,707     6.15
  Other earning assets                          9,256        144     6.28
                                           ----------   --------
      Total earning assets and income      $7,329,912    147,080     7.99
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,291,256      6,536     2.01
  Money market accounts                       704,009      5,304     2.99
  Savings deposits                          1,230,017      7,788     2.51
  Certificates of deposit:
    Consumer                                2,128,296     28,657     5.34
    Large denomination                        303,258      3,883     5.08
                                           ----------   --------
      Total interest-bearing deposits       5,656,836     52,168     3.66
  Short-term borrowings                       207,921      2,983     5.69
  Long-term indebtedness                        3,132         79    10.09
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,867,889     55,230     3.73
                                           ==========   --------
Net interest income and net interest margin             $ 91,850     5.00%
                                                        ========

Other average balances:
  Demand deposits                          $1,190,101
  Common shareholders' equity                 841,951
  Total shareholders' equity                  842,660
  Total assets                              7,975,500

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Nine Months Ended Sept.30
                                                        1996
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $   20,494   $  1,152     7.51%
  Investment securities-held to maturity:
    U.S. Government & its agencies          1,836,455     82,583     6.01
    State and municipal obligations
      (Fully taxable-equivalent basis)        176,594      8,985     6.78
    Other (Fully taxable-equivalent basis)      1,654        101     8.17
                                           ----------   --------
      Total investment securities           2,014,703     91,669     6.05
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,414,044    222,185     8.68
    Real estate                               957,057     63,457     8.84
    Other (Fully taxable-equivalent basis)    749,107     50,230     8.92
                                           ----------   --------
      Total loans                           5,120,208    335,872     8.77
                                           ----------   --------
  Mortgage loans held for sale                 15,325        955     8.31
  Money market investments                    320,866     12,761     5.31
  Other earning assets                         14,290        709     6.61
                                           ----------   --------
      Total earning assets and income      $7,505,886    443,118     7.86
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,311,492     18,240     1.86
  Money market accounts                       724,401     16,284     3.00
  Savings deposits                          1,173,561     20,128     2.29
  Certificates of deposit:
    Consumer                                2,227,125     85,532     5.13
    Large denomination                        315,295     11,929     5.05
                                           ----------   --------
      Total interest-bearing deposits       5,751,874    152,113     3.53
  Short-term borrowings                       203,004      6,975     4.59
  Long-term indebtedness                        2,328        171     9.84
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,957,206    159,259     3.57
                                           ==========   --------
Net interest income and net interest margin             $283,859     5.03%
                                                        ========

Other average balances:
  Demand deposits                          $1,223,253
  Common shareholders' equity                 867,814
  Total shareholders' equity                  868,492
  Total assets                              8,128,799

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Nine Months Ended Sept. 30
                                                        1995
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $     -      $   -         -  %
  Investment securities-held to maturity:
    U.S. Government & its agencies          1,702,858     76,461     6.00
    State and municipal obligations
      (Fully taxable-equivalent basis)        242,639     12,747     7.00
    Other (Fully taxable-equivalent basis)      6,454        284     5.87
                                           ----------   --------
      Total investment securities           1,951,951     89,492     6.10
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,279,053    212,773     8.65
    Real estate                               925,264     61,405     8.85
    Other (Fully taxable-equivalent basis)    740,601     53,179     9.58
                                           ----------   --------
      Total loans                           4,944,918    327,357     8.85
                                           ----------   --------
  Mortgage loans held for sale                 13,906        836     8.01
  Money market investments                    305,095     13,825     6.06
  Other earning assets                          9,180        434     6.33
                                           ----------   --------
      Total earning assets and income      $7,225,050    431,944     7.97
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,316,474     20,822     2.11
  Money market accounts                       717,989     16,555     3.08
  Savings deposits                          1,272,410     25,276     2.66
  Certificates of deposit:
    Consumer                                2,028,930     76,622     5.04
    Large denomination                        275,642     10,283     4.99
                                           ----------   --------
      Total interest-bearing deposits       5,611,445    149,558     3.56
  Short-term borrowings                       204,127      8,149     5.34
  Long-term indebtedness                        3,391        252     9.92
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,818,963    157,959     3.63
                                           ==========   --------
Net interest income and net interest margin             $273,985     5.05%
                                                        ========

Other average balances:
  Demand deposits                          $1,159,588
  Common shareholders' equity                 827,552
  Total shareholders' equity                  828,274
  Total assets                              7,871,074

                         PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

     a)  Exhibit 11  - Statement re:  Computation of Per Share
             Earnings (Page 20)

         Exhibit 15 - Independent Accountants' Review Report from Ernst & Young LLP (Page 21)

         Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants (Page 22)

         Exhibit 27  - Financial Data Schedule (Page 23)

     b) A Form 8-K was not required to be filed during the quarter ended September 30, 1996.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.



                                               FIRST VIRGINIA BANKS, INC.


                                                 /s/ Richard F. Bowman
November 12, 1996                               __________________________
                                                Richard F. Bowman,
                                                Senior Vice President
                                                and Treasurer

                                                          EXHIBIT 11


                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
                                    (Unaudited)


                                      Three Months Ended     Nine Months Ended
                                            Sept. 30              Sept. 30
                                        1996       1995       1996       1995
                                      -------    -------    -------    -------
                                       (In thousands, except per-share data)

PRIMARY:

   Average common shares outstanding   32,733     33,940     33,362     33,986
   Dilutive effect of stock options        89         81         82         80
                                      -------    -------    -------    -------
     Total average common shares       32,822     34,021     33,444     34,066
                                      =======    =======    =======    =======


   Net income                         $28,586    $29,269    $85,543    $84,039
   Provision for preferred dividends       11         12         34         36
                                      -------    -------    -------    -------
     Net income applicable to common
        stock                         $28,575    $29,257    $85,509    $84,003
                                      =======    =======    =======    =======


     Net income per share of common
        stock                            $.87       $.86      $2.56      $2.47
                                      =======    =======    =======    =======



FULLY DILUTED:

   Average common shares outstanding   32,733     33,940     33,362     33,986
   Dilutive effect of stock options        93         85         84         85
   Conversion of preferred stock           95        103         98        104
                                      -------    -------    -------    -------
        Total average common shares    32,921     34,128     33,544     34,175
                                      =======    =======    =======    =======


   Net income                         $28,586    $29,269    $85,543    $84,039
                                      =======    =======    =======    =======


     Net income per share of common
        stock                            $.87       $.86      $2.55      $2.46
                                      =======    =======    =======    =======

                                                          EXHIBIT 15



                     Independent Accountants' Review Report

     Board of Directors
     First Virginia Banks, Inc.

     We have reviewed the accompanying condensed consolidated balance sheets of First Virginia Banks, Inc. as of September 30, 1996 and 1995, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the related condensed consolidated statements of cash flows and shareholders' equity for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

     Washington, D. C.
     October 29, 1996

                                                          EXHIBIT 15A

     ERNST & YOUNG LLP
     1225 Connecticut Avenue, N.W.
     Washington, D.C. 20036


     November 12, 1996


     Board of Directors
     First Virginia Banks, Inc.

          We are aware of the incorporation by reference in the First Virginia Banks, Inc. Post-effective Amendment No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994, Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993, Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992, Registration Statement Number 33-31890 on form S-3 dated November 1, 1989, Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987, Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987 and Registration Statement Number 33-15360 on Form S-3 dated June 26, 1987 of our reports dated April 9, 1996, July 9, 1996, and October 9, 1996 relating to the unaudited condensed consolidated interim financial statements of First Virginia Banks, Inc., that are included in its Forms 10-Q for the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996.

          Pursuant to Rule 436 (c) of the Securities Act of 1933, our reports are not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                                   /s/ Ernst & Young LLP
                                                   _____________________
                                                   Ernst & Young LLP