Form 10-K
period 1996-12-31
FIRST VIRGINIA BANKS INC
filed 1997-03-26
CIK 37032

                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                        FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended                    Commission file number 1-6580
       December 31, 1996

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the common stock of the registrant held by nonaffiliates as of February 18, 1997, was approximately $1,748,301,000. The registrant's voting preferred stock is not actively traded and the market value of such stock is not readily determinable.

   On February 28, 1997, there were 32,415,056 shares of common stock outstanding.

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

  Item 6. Selected Financial Data                                    10/11

  Item 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      11/44

  Item 8. Financial Statements and Supplementary Data                45/77

  Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                         78

Part III

  Item 10. Directors and Executive Officers of the Registrant        78/83

  Item 11. Executive Compensation                                    83/95

  Item 12. Security Ownership of Certain Beneficial Owners
             and Management                                             95

  Item 13. Certain Relationships and Related Transactions               95

Part IV                                                               Page
                                                                      ----
  Item 14. Exhibits, Financial Statement Schedules
             and Reports on Form 8-K                                 96/97

           Signatures                                                98/99

           Financial Statements                                      45/75

           Exhibits:

             Exhibit  3(i).  Articles of Incorporation and Bylaws

             Exhibit  3(ii). Bylaws

             Exhibit 10. Second Amendment to Supplemental Compensation Agreement and Employment Agreements regarding Change of Control.

             Exhibit 11.     Statement RE: Computation of per share earnings

             Exhibit 12.     Statement RE: Computation of ratios

             Exhibit 13. First Virginia Banks, Inc., 1996 Annual Report to Stockholders
                             (Not included in Electronic Filing)

             Exhibit 21.     Subsidiaries of Registrant

             Exhibit 23.     Consent of Independent Auditors

             Exhibit 27.     Financial Data Schedule

                                         PART I
                                         ------
ITEM 1.  BUSINESS
         --------

     First Virginia Banks, Inc., (the "corporation") is a registered bank holding company that was incorporated under the laws of the Commonwealth of Virginia in October 1949. Since its formation in 1949, the corporation has acquired control of 59 operating commercial banks, with six acquisitions in the State of Maryland and four in the State of Tennessee, and has organized seven new banks located in the State of Virginia. Forty-eight (48) of the banks have been merged or consolidated with other banks controlled by the corporation and located in the same geographic area, so that, as of December 31, 1996, the corporation owned all of the outstanding stock of 18 commercial banks (the "banking companies") with combined assets of $7.980 billion. On that date, the banking companies operated 274 offices throughout the State of Virginia, 56 offices in Maryland and 25 offices in Tennessee.
In addition to the 18 banks, the corporation owns, directly or through subsidiaries, several bank related member companies with offices in Virginia and six other states, making the corporation the fourth largest bank holding company with headquarters in the state and the sixth largest banking organization in Virginia, based on total assets of $8.236 billion as of December 31, 1996.



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

     At midyear 1996, the service area of the 11 banking companies in Virginia, with 274 offices, reached approximately 85% of Virginia's population. In Maryland, the service area of the 5 banking companies, with 56 offices, reached approximately 68% of Maryland's population, and in Tennessee, the service area of the 2 banking companies, with 25 offices, reached approximately 41% of East Tennessee's population.


Regulation
----------

     The corporation and its subsidiaries are subject to the supervision and examination of the Federal Reserve Board, the Federal Deposit Insurance Corporation and the state regulators of Virginia, Maryland and Tennessee which have jurisdiction over financial institutions and have obtained regulatory approval for their various activities to the extent required.


Employees
---------

     As of December 31, 1996, the corporation and its subsidiaries employed 5,439 individuals (4,895 full-time equivalent).


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

Statistical Disclosure by Bank Holding Companies
------------------------------------------------

     The following statistical information appears in this Form 10-K on the page indicated:
                                                                       Page
                                                                       ----
     Return on equity and assets, dividend payout
         ratio and equity to assets ratio                                11

     Average balance sheets and interest rates on
         earning assets and interest-bearing liabilities              14/19

     Average book value of investment securities                      14/19

     Average demand, savings and time deposits                        14/19

     Effect of rate-volume changes on net interest income             20/21

     Type of loans                                                       29

     Maturity ranges of time certificates of
         deposit of $100,000 or more                                     31

     Risk elements - loan portfolio                                      34

     Summary of loan loss experience                                     37

     Loan maturities and sensitivity to changes in
         interest rates                                                  39



Executive Officers of the Registrant
------------------------------------

     There are no arrangements or understandings between the named executive officers and any other person pursuant to which they were selected as an officer.

     There are no family relationships among the executive officers. All positions and ages are as of December 31, 1996.

     Messrs. Cash and Hicks have held their present positions with the corporation for more than five years.


BARRY J. FITZPATRICK
Chairman of the Board, President and Chief Executive Officer since July 1, 1995, and Chairman of the Board and Chief Executive Officer, January 1, 1995 through June 30,1995; 26 years of service; BBA, University of Notre Dame; MBA, American University, and graduate of The Stonier Graduate School of Banking. Has held several officer positions with First Virginia organizations, including Executive Vice President of the corporation, responsible for banking companies, from 1992 to December 31, 1994; Senior Vice President and Regional Executive Officer, Eastern Region, from 1982 to 1992; and President and CEO of member banks in the Roanoke Valley from 1972 to 1982. Mr. Fitzpatrick is 56.

SHIRLEY C. BEAVERS, JR.
Executive Vice President since April 1992; President and Chief Executive Officer of First Virginia Services, Inc., since May 1986; 26 years of service; BS and MBA, American University. Has held various officer positions with First Virginia organizations including that of Executive Vice President and Chief Operating Officer, First Virginia Bank, Falls Church. Mr. Beavers is 51.

RAYMOND E. BRANN, JR.
Executive Vice President of the corporation since January 1, 1995. Senior Vice President and Regional Executive Officer, Eastern Region, from April 1992 to January 1995; 31 years of service, BS, University of Virginia; MBA, Old Dominion University. Has held various officer positions with First Virginia organizations including that of Senior Vice President and Regional Executive Officer, Tennessee-Western Virginia Region from December 1986 to April 1992, and President and CEO of several member banks, including First Virginia Bank-Colonial and Tri-City Bank and Trust Company. Mr. Brann is 56.

RICHARD F. BOWMAN
Senior Vice President, Treasurer and Chief Financial Officer since 1994; 20 years of service; AB, College of William & Mary; Certified Public Accountant and Certified Bank Auditor. Employed as Staff Auditor; appointed Assistant General Auditor in 1978, Vice President and Controller in 1979, and Vice President and Treasurer in 1992. Mr. Bowman is 44.

MICHAEL G. ANZILOTTI
Senior Vice President and Regional Executive Officer, Northern Region, since April 1995; President and Chief Executive Officer of First Virginia Bank since April 1995; Executive Vice President and Chief Administrative Officer, First Virginia Bank from 1986 to April 1995; 21 years of service; BS, Virginia Polytechnic Institute; MBA, George Mason University and graduate of The Stonier Graduate School of Banking. Mr. Anzilotti is 47.

CHARLES R. CASH
Senior Vice President and Regional Executive Officer, Shenandoah Valley Region, since 1982; Chairman, President and CEO of First Virginia Bank-Shenandoah Valley since 1970; 32 years of service; graduate certificate, American Institute of Banking. Has held several executive officer positions with banks in the Shenandoah Valley area that have, through merger, become First Virginia Bank-Shenandoah Valley. Mr. Cash retired as of December 31, 1996 and he is 67.

DOUGLAS M. CHURCH, JR.
Senior Vice President since August 1996; Senior Vice President and Regional Executive Officer, Maryland Region, from December 1994 to August 1996; Senior Vice President, Marketing from October 1990 to December 1994. 22 years of service; BS, University of Virginia and graduate of The Stonier Graduate School of Banking. Has held various officer positions with First Virginia organizations, including Executive Vice President of First Virginia Services, Inc., and Executive Vice President of First Virginia Bank. Mr. Church is 45.

HENRY HOWARD HICKS, JR.
Senior Vice President and Regional Executive Officer, Southwest Region, since 1982; 42 years of service; graduate certificate, American Institute of Banking. Has held various executive officer positions with First Virginia organizations including President and CEO of First Virginia Bank-Southwest from 1971 to 1982. Mr. Hicks is 61.

THOMAS P. JENNINGS
Senior Vice President, General Counsel and Secretary since December 1995 and Vice President, General Counsel and Secretary from January 1993 to December 1995; 18 years of service; BA, Wake Forest University; JD, University of Virginia. Employed as Assistant Counsel; appointed Associate Counsel in 1979, General Counsel in 1980, and Vice President and General Counsel from March 1986 to January 1993. Mr. Jennings is 49.

WILLIAM H. McFADDIN
Senior Vice President and Regional Executive Officer, Eastern Region, since December 1995. President and Chief Executive Officer, First Virginia Bank - Colonial from 1986 to December 1995. 23 years of service. BS, Presbyterian College and graduate of the Graduate School of Banking of the South. Mr. McFaddin is 50.

DAVID F. RITCHIE
Senior Vice President and Regional Executive Officer, Maryland Region, since August 1996. President and Chief Executive Officer of Farmers Bank of Maryland from September 1996 to the present and President and Chief Executive Officer of First Virginia Bank - Central Maryland since January, 1990; 31 years of service; BS, American University and graduate of the Banking School of the South at Louisiana State University. Mr. Ritchie is 51.

CHARLES L. ROBBINS, III
Senior Vice President and Regional Executive Officer, Tennessee-Western Virginia Region, since April 1992; President and CEO, Tri-City Bank and Trust Company, Tennessee, since April 1992; 22 years of service; BS, George Mason University, and graduate of The Stonier Graduate School of Banking. Has held various officer positions with First Virginia Bank, Falls Church, including Senior Vice President and Branch Administrator from August 1987 until April 1992. Mr. Robbins is 44.

JOHN P. SALOP
Senior Vice President of the corporation since April 1996; Senior Vice President of First Virginia Bank since February 1994 and Vice President, Commercial Credit, First Virginia Bank from 1988 to February 1994; 22 years of service; BA, The College of William and Mary, and graduate of the Banking School of the South at Louisiana State University. Mr. Salop is 45.


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

EDWARD S. YATES, III
Senior Vice President and Regional Executive Officer, Shenandoah Valley Region, since January 1, 1997; President and Chief Executive Officer of First Virginia Bank - Blue Ridge since June 1996 and President and Chief Executive Officer of First Virginia Bank - Central from January 1987 to June 1996; 25 years of service; BS, University of Virginia; MBA, Virginia Commonwealth University and graduate of the Banking School of the South at Louisiana State University. Mr. Yates is 48.

ITEM 2.  PROPERTIES
         ----------

     The banking subsidiaries operated a total of 355 banking offices on December 31, 1996. Of these offices, 208 were owned by the banks, one is owned by the corporation and leased to a bank, two are owned by affiliated companies and leased to affiliated banks, and 144 were leased from others. The corporation owns other properties, including the two corporate headquarters buildings that house personnel of the corporation and its subsidiaries. On December 31, 1996, the net book value of all real estate and the unamortized cost of improvements to leased premises totaled $123,029,000. The corporation currently has no mortgage indebtedness.
     As of December 31, 1996, a total annual base rental of approximately $14,418,000 was being paid on leased premises, of which approximately $6,506,000 was being paid to affiliated companies and which was eliminated in consolidation. As of December 31, 1996, total lease commitments having a remaining term in excess of one year to persons other than affiliates were approximately $42,424,000.
     The majority of the properties are modern and well furnished and provide adequate parking.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     There was no submission of matters to a vote of security holders during the fourth quarter of 1996.

                                         PART II
                                         -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         -----------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

  The common stock of the corporation is listed for trading on the New York Stock Exchange (Trading Symbol: FVB). The dividends paid per share and the high and low sales price for common shares traded on the New York Stock Exchange were:

                                   Sales Price
                          ------------------------------
                                                             Dividends
                               1996            1995          Per Share
                          --------------  --------------    ------------
                           High    Low     High    Low      1996    1995
                          ------  ------  ------  ------    -----  -----
1st Quarter......         $42.00  $38.25  $35.75  $32.00    $.35    $.33
2nd Quarter......          41.63   39.13   38.50   33.00     .35     .33
3rd Quarter .....          45.88   39.25   43.00   37.25     .36     .34
4th Quarter......          49.00   43.13   44.00   39.88     .36     .34

  The corporation's preferred stock is not actively traded. The 5% cumulative convertible preferred stock, Series A, pays a dividend of 12 1/2 cents per share in each quarter. The 7% cumulative convertible preferred stock, Series B and C, pays a dividend of 17 1/2 cents per share each quarter. The 8% cumulative convertible preferred stock, Series D, pays a dividend of 20 cents per share each quarter. As of December 31, 1996, there were 19,934 holders of record of the corporation's voting securities, of which 19,156 were holders of common stock.
ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     A five-year summary of selected financial data follows:

                           1996       1995       1994       1993       1992
                        ---------- ---------- ---------- ---------- ----------
                         (Dollar amounts in thousands, except per-share data)
Balance Sheet Data
 Cash.................. $  378,171 $  397,858 $  420,742 $  326,136 $  381,384
 Money market
  investments..........    323,620    235,000     30,000    235,000    235,000
 Mortgage loans
  held for sale........     12,771     19,216     13,291     69,173     60,105
 Other earning assets..     19,672     11,528      8,987      6,263      6,184
 Investment securities:
  Available for sale...       -        64,546       -          -          -
  Held to maturity.....  1,820,949  2,128,220  2,086,030  2,169,771  2,159,043
 Loans, net............  5,302,026  4,980,154  4,938,334  3,967,218  3,732,928
 Other assets..........    378,847    385,014    367,998    263,322    265,903
                        ---------- ---------- ---------- ---------- ----------
  Total Assets......... $8,236,056 $8,221,536 $7,865,382 $7,036,883 $6,840,547
                        ========== ========== ========== ========== ==========

 Deposits ............. $7,042,650 $7,056,107 $6,815,841 $6,136,389 $6,013,746
 Short-term borrowings.    234,488    209,719    179,409    151,859    150,681
 Long-term indebtedness      3,876      2,710      3,814      1,008      5,227
 Other liabilities ....     83,765     83,353     59,430     56,126     63,494
 Shareholders' Equity..    871,277    869,647    806,888    691,501    607,399
                        ---------- ---------- ---------- ---------- ----------
  Total Liabilities and
   Shareholders' Equity $8,236,056 $8,221,536 $7,865,382 $7,036,883 $6,840,547
                        ========== ========== ========== ========== ==========

Operating Results
 Interest income ...... $  587,216 $  573,599 $  503,642 $  504,782 $  525,270
 Interest expense .....    212,298    215,502    161,639    164,959    204,826
                        ---------- ---------- ---------- ---------- ----------
 Net interest income.....  374,918    358,097    342,003    339,823    320,444
 Provision for loan loss.   17,734      8,341      6,463      6,450     17,355
 Noninterest income......   98,450     89,906     84,700     82,540     77,087
 Noninterest expenses....  279,310    271,384    252,459    245,767    238,891
                        ---------- ---------- ---------- ---------- ----------
 Income before income tax  176,324    168,278    167,781    170,146    141,285
 Provision for income tax   59,983     56,679     54,560     54,122     43,812
                        ---------- ---------- ---------- ---------- ----------
 Net income ............$  116,341 $  111,599 $  113,221 $  116,024 $   97,473
                        ========== ========== ========== ========== ==========
 Dividends declared:
  Preferred ............$       44 $       47 $       51 $       54 $       61
  Common................    47,861     46,205     42,108     36,519     31,830

Per Share of Common Stock
 Net income ............      3.50       3.28       3.51       3.57       3.02
 Dividends declared.....      1.44 1/2   1.36       1.28       1.13        .99
 Shareholders' equity...     26.86      25.59      23.68      21.29      18.85
 Market price at year-end    47.88      41.75      32.00      32.75      36.63

                            1996       1995       1994       1993       1992
                         ---------- ---------- ---------- ---------- ----------
Ratios
------
Earnings:
 Return on average assets      1.43%     1.41%     1.58%      1.68%      1.50%
 Return on average equity     13.38     13.34     15.76      17.81      17.03
 Net interest margin.....      5.06      5.00      5.28       5.46       5.46
Risk-based capital:
 Tier 1..................     13.57     15.42     14.76      16.84      15.52
 Total capital...........     14.66     16.57     15.96      18.09      16.77
Capital strength:
 Tier 1 leverage.........      9.69      9.63     10.25       9.67       8.91
 Ratio of average equity
  to average assets......     10.68     10.53     10.04       9.45       8.80
 Dividends declared as a
  percentage of net
  income (per share, not
  restated for poolings
  of interests)..........     41.29     41.46     36.47      31.65      32.78

Data for prior years have been restated for material acquisitions accounted for as poolings of interests.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------
   First Virginia's net income was up 4% in 1996, reaching a record level of $116.341 million compared to the $111.599 million earned in 1995. As a result of the corporation's share repurchase program, begun in 1994, the lower number of average shares outstanding caused the earnings per share to increase at an even greater rate of 7% to $3.50, compared to the $3.28 earned in 1995. Over the past five years, First Virginia's compound annual growth rate in earnings per share was 10.02%. The corporation's return on average assets rose two basis points to 1.43% and, once again, exceeded the averages of its local and national peer groups, making it one of the top performing banks in the country.
   The primary reason for the increase in net income was a $16.8 million increase in net interest income as the net interest margin widened by six basis points to 5.06%. The corporation has achieved a net interest margin of 5.00% or better every year since 1978. The margin increase in 1996 was caused by an 11 basis point decline in the cost of funds to 3.56%, which exceeded the seven basis point decline in the yield on earning assets to 7.88%. Contributing to the lower rate of decline in the yield on earning assets was a shift in the mix of earning assets toward relatively higher yielding loans. During 1996, average loans comprised 68.8% of earning assets compared to 68.0% in 1995, and by year-end, loans comprised 71.1% of earning assets. Also impacting net income favorably in 1996 was a continued reduction in FDIC insurance expense, which declined 75.9% to $1.948 million. This included a mandated one-time payment of $1.061 million to the FDIC to recapitalize the Savings Association Insurance Fund.
   The increase in net income produced an increase in the return on average shareholders' equity of four basis points in 1996 to 13.38%, compared to the 13.34% earned in 1995. During the year the corporation repurchased and retired 1,587,300 shares of stock at a cost of $65.962 million. As a result, total shareholders' equity was up nominally to $871.277 million from the $869.647 million balance at the end of 1995. Because total assets were also up nominally for the year, the ratio of total shareholders' equity to total assets at year-end was unchanged at 10.58%. The corporation traditionally maintains a higher capital position than its peer group of banks and has one of the highest capital to assets ratios among the 100 largest banks in the country. This is a direct result of the corporation's strict adherence to its principles of safety, income and growth, in that order. This policy ensures that the corporation has ample capital to provide a cushion in times of adversity and flexibility to take advantage of expansion opportunities. It has also permitted the corporation to increase the dividend on a regular basis. During 1996, the Board of Directors increased the dividend for the 20th consecutive year. It was also the 15th consecutive year in which the dividend was increased at least twice during the year.
   Total assets at year-end increased slightly to $8.236 billion although average assets were up at a greater 3% pace to $8.146 billion. During 1996, the corporation purchased two in-store banking offices with total deposits of $64 million in the Tri-City area of East Tennessee, marking the corporation's first venture into "supermarket banking." By the end of the year, an additional two in-store banking offices were opened, and the corporation had commitments to open four additional in-store locations in 1997. In 1995, several acquisitions caused the 11% increase in average assets over 1994: the acquisition of two banks in mid- to late-1994 and the acquisition of $220 million in deposits from a thrift in Richmond, Virginia.
   Average loans increased 4% to $5.172 billion, while actual loans at year-end increased at a greater 6% pace to $5.365 billion. Loans to consumers secured by automobiles and originated through dealers increased 20.7% and comprised approximately 36.1% of the loan portfolio at the end of 1996. During 1996, the corporation received the full benefit of loan production offices opened in the last two years and, coupled with some enhancements in product offerings, increased indirect automobile loan production by 38%. Commercial loan activity began increasing late in the year, following a weak performance in 1995, as businesses in the corporation's market area expanded and government-contractor activity resumed the pace it lost in 1995 following the series of temporary shutdowns in the federal government.
   Deposits increased on average by 2% during 1996 to $6.982 billion, although the balance at the end of 1996 of $7.043 billion declined slightly from the $7.056 billion balance at the end of 1995. Generally lower interest rates and all-time high levels in the stock market meant the increased competition for funds from nonbanking areas such as mutual funds and stock brokers continued through 1996.

                                                 Year Ended December 31
                                                  96vs95 95vs94 94vs93
                                                   -----  -----  -----
Earnings per share - prior period................. $3.28  $3.51  $3.57
                                                   -----  -----  -----
Net change during the year:
  Taxable interest income.........................   .28   1.34    .04
  Tax-exempt interest income......................  (.01)   .01   (.06)
  Interest expense ...............................   .06  (1.03)   .07
  Provision for loan losses.......................  (.18)  (.04)   .00
  Gain on sale of mortgage servicing rights.......  (.01)   .02    .03
  Noninterest income..............................   .18    .08    .02
  FDIC expense....................................   .12    .11   (.01)
  Noninterest expense, excluding FDIC expense.....  (.28)  (.47)  (.13)
  Income taxes....................................  (.02)  (.06)  (.04)
  Decrease (increase) in common shares outstanding   .08   (.19)   .02
                                                   -----  -----  -----
    Net increase (decrease) during the period.....   .22   (.23)  (.06)
                                                   -----  -----  -----
Earnings per share - current period............... $3.50  $3.28  $3.51
                                                   =====  =====  =====

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES


                                                        1996
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
ASSETS                                           (Dollars in thousands)
Interest-earning assets:
  U.S. Government securities-
    available for sale                     $   15,343   $  1,152     7.51%
  Investment securities-held to maturity:
    U.S. Government & its agencies          1,809,771    109,152     6.04
    State and municipal obligations(1)        170,331     11,567     6.79
    Other(1)                                    1,491        126     8.45
                                           ----------   --------
      Total investment securities           1,996,936    121,997     6.10
                                           ----------   --------
  Loans, net of unearned income:(2)
    Installment                             3,456,630    299,542     8.67
    Real estate                               962,892     84,785     8.81
    Other(1)                                  752,135     67,061     8.92
                                           ----------   --------
      Total loans                           5,171,657    451,388     8.73
                                           ----------   --------
  Mortgage loans held for sale                 14,140      1,209     8.55
  Money market investments                    323,348     17,195     5.32
  Other earning assets                         15,327      1,019     6.64
                                           ----------   --------
      Total earning assets and
         interest income                    7,521,408    592,808     7.88
                                                        --------
Noninterest-earning assets:
  Cash and due from banks                     313,409
  Premises and equipment, net                 148,623
  Other assets                                222,103
  Less allowance for loan losses              (59,580)
                                           ----------
      Total Assets                         $8,145,963
                                           ==========


(1) Income from tax-exempt securities and loans is included in interest income on a taxable-equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 35% and adjusted for the partial disallowance of interest costs incurred to carry the tax-exempt investments.

(2) Nonaccruing loans are included in their respective categories.

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                        1996
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
LIABILITIES AND SHAREHOLDERS' EQUITY             (Dollars in thousands)
Interest-bearing liabilities:
  Interest checking/savings plan           $1,307,087  $  24,208     1.85%
  Money market accounts                       726,790     21,847     3.01
  Savings deposits                          1,159,475     26,487     2.28
  Certificates of deposit:
    Consumer                                2,233,654    113,565     5.08
    Large denomination                        321,656     16,263     5.06
                                           ----------   --------
      Total interest-bearing deposits       5,748,662    202,370     3.52
  Short-term borrowings                       210,910      9,712     4.60
  Long-term indebtedness                        2,194        216     9.85
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense                5,961,766    212,298     3.56
                                                        --------
Noninterest-bearing liabilities:
  Demand deposits                           1,233,132
  Other                                        81,274
Common shareholders' equity (memo only)       869,120
Shareholders' equity                          869,791
                                           ----------
      Total liabilities and
        shareholders' equity               $8,145,963
                                           ==========
Net interest income and
   net interest margin                                  $380,510     5.06%
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
                                           ==========


(1) Income from tax-exempt securities and loans is included in interest income on a taxable-equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 35% and adjusted for the partial disallowance of interest costs incurred to carry the tax-exempt investments.

(2) Nonaccruing loans are included in their respective categories.

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                        1995
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
LIABILITIES AND SHAREHOLDERS' EQUITY             (Dollars in thousands)
Interest-bearing liabilities:
  Interest checking                        $1,312,782  $  27,350     2.08%
  Money market accounts                       716,903     22,005     3.07
  Savings deposits                          1,253,129     32,910     2.63
  Certificates of deposit:
    Consumer                                2,091,515    107,760     5.15
    Large denomination                        286,324     14,408     5.03
                                           ----------   --------
      Total interest-bearing deposits       5,660,653    204,433     3.61
  Short-term borrowings                       203,735     10,742     5.27
  Long-term indebtedness                        3,261        327    10.03
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense                5,867,649    215,502     3.67
                                                        --------
Noninterest-bearing liabilities:
  Demand deposits                           1,168,574
  Other                                        68,614
Common shareholders' equity (memo only)       835,669
Shareholders' equity                          836,387
                                           ----------
      Total liabilities and
        shareholders' equity               $7,941,224
                                           ==========
Net interest income and
   net interest margin                                  $365,142     5.00%
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
                                           ==========


(1) Income from tax-exempt securities and loans is included in interest income on a taxable-equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 35% and adjusted for the partial disallowance of interest costs incurred to carry the tax-exempt investments.

(2) Nonaccruing loans are included in their respective categories.

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                        1994
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
LIABILITIES AND SHAREHOLDERS' EQUITY             (Dollars in thousands)
Interest-bearing liabilities:
  Interest checking                        $1,289,956  $  28,315     2.20%
  Money market accounts                       723,202     19,004     2.63
  Savings deposits                          1,327,002     36,247     2.73
  Certificates of deposit:
    Consumer                                1,614,572     63,339     3.92
    Large denomination                        180,140      7,192     3.99
                                           ----------   --------
      Total interest-bearing deposits       5,134,872    154,097     3.00
  Short-term borrowings                       178,333      7,101     3.98
  Long-term indebtedness                        4,173        441    10.57
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense                5,317,378    161,639     3.04
                                                        --------
Noninterest-bearing liabilities:
  Demand deposits                           1,062,951
  Other                                        59,013
Common shareholders' equity (memo only)       717,662
Shareholders' equity                          718,442
                                           ----------
      Total liabilities and
        shareholders' equity               $7,157,784
                                           ==========
Net interest income and
   net interest margin                                  $349,469     5.28%
                                                        ========

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                                            1996 Compared to 1995
                                             Increase (Decrease)
                                              Due to Change in
                                       ------------------------------
                                                               Total
                                        Average    Average   Increase
                                        Volume      Rate    (Decrease)
                                       --------   --------   --------
Interest income                                (In thousands)
---------------
Investment securities:
  U.S. Government and
   its agencies                        $  4,213   $    511   $  4,724
  State and municipal obligations*       (4,389)      (313)    (4,702)
  Other*                                   (299)        38       (261)
                                       --------   --------   --------
    Total investment securities            (475)       236       (239)
                                       --------   --------   --------
Loans:
  Installment                            14,239       (143)    14,096
  Real estate                             3,395       (947)     2,448
  Other*                                  1,305     (4,058)    (2,753)
                                       --------   --------   --------
    Total loans                          18,939     (5,148)    13,791
                                       --------   --------   --------
Mortgage loans held for sale                (91)        71        (20)
Money market investments                    405     (2,204)    (1,799)
Other earning assets*                       385         46        431
                                       --------   --------   --------
    Total interest income                19,163     (6,999)    12,164
                                       --------   --------   --------
Interest expense
----------------
Interest checking/savings plan             (119)    (3,023)    (3,142)
Money market accounts                       303       (461)      (158)
Savings deposits                         (2,460)    (3,963)    (6,423)
Certificates of deposit:
  Consumer                                7,323     (1,518)     5,805
  Large denomination                      1,778         77      1,855
                                       --------   --------   --------
    Total interest-bearing deposits       6,825     (8,888)    (2,063)
Short-term borrowings                       378     (1,408)    (1,030)
Long-term indebtedness                     (107)        (4)      (111)
                                       --------   --------   --------
    Total interest expense                7,096    (10,300)    (3,204)
                                       --------   --------   --------
Net interest income                    $ 12,067   $  3,301   $ 15,368
                                       ========   ========   ========
*Fully taxable-equivalent basis

  The increase or decrease due to a change in average volume has been determined by multiplying the change in average volume by the average rate during the preceding period, and the increase or decrease due to a change in average rate has been determined by multiplying the current average volume by the change in average rate.
EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                                            1995 Compared to 1994
                                             Increase (Decrease)
                                              Due to Change in
                                       ------------------------------
                                                               Total
                                        Average    Average   Increase
                                        Volume      Rate    (Decrease)
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
                                       ========   ========   ========
*Fully taxable-equivalent basis

  The increase or decrease due to a change in average volume has been determined by multiplying the change in average volume by the average rate during the preceding period, and the increase or decrease due to a change in average rate has been determined by multiplying the current average volume by the change in average rate.
STATEMENT OF INCOME
-------------------

NET INTEREST INCOME

   The tables on pages 14 through 19 detail the increase in earning assets, interest-bearing liabilities and demand deposits for the last three years, along with the related levels of fully taxable-equivalent interest income and expense. The variance in interest income and expense caused by differences in average balances and rates is shown on pages 20 and 21.
   The gradual and modest decline in interest rates begun in 1995 continued into the first half of 1996 and then slowed as the economy continued to perform well and inflation was held under control. As a consequence, the Federal Reserve did not feel compelled to change rates during the last half of the year, and 1996 was characterized as a year of relative stability in interest rates. The economy did not grow as rapidly in 1996 as it had in 1995, which meant commercial and consumer loan demand moderated from the very strong levels of 1995.
   In 1995, despite general rate decreases, the competition for funds meant First Virginia's deposit costs did not decline as rapidly as the yield on earning assets. In contrast, in 1996, First Virginia's cost of funds declined at a faster pace than its yield on earning assets due to the continued decline in interest rates and the more modest growth rate in loans. As a consequence, the net interest margin increased six basis points in 1996 to 5.06%, after dropping to its lowest level in 1995 since 1978. The cost of funds declined 11 basis points to 3.56%, while the yield on earning assets only declined seven basis points to 7.88%. The corporation's interest-bearing liabilities are fully cycled at the end of 1996, and further reductions in the cost of funds are not likely unless rates drop further. The yield on loans should increase slightly during 1997 as lower yielding loans originated in previous years mature and are replaced at higher rates. As a result, the corporation expects a modest increase in the net interest margin in 1997.

Net Interest Margin
(the higher, the better)
                                National
             First   Southern     Peer
           Virginia  Regionals   Group
           --------  ---------  --------
1996          5.06%      4.43%     4.58%
1995          5.00%      4.46%     4.51%
1994          5.28%      4.45%     4.50%
1993          5.46%      4.69%     4.62%
1992          5.46%      4.64%     4.69%

Southern Regionals: Banking companies with assets over $2 billion (35 in
                    1996)

National Peer Group: Banking companies with assets of
                     between $5 and $10 billion (23 in 1996)

Source: Keefe, Bruyette & Woods

   Net taxable-equivalent interest income increased 4.2% over 1995. This was caused by an increase in the net interest margin as a higher proportion of the corporation's earning assets were invested in loans. Interest income from loans increased 3.2%, despite a 10 basis point reduction in yield stemming from an increase in average loans outstanding. Interest income on securities declined slightly, despite an increase in average outstandings, as the general decline in rates caused the yield to drop three basis points. The corporation maintains a highly liquid, short-term-oriented investment securities portfolio that moves quickly with changes in market rates of interest.

PROVISION FOR LOAN LOSSES

   The provision for loan losses increased 112.6% in 1996 to $17.734 million compared to the $8.341 million recorded in 1995, continuing its steady increase from a low of $6.450 million in 1993. Several factors contributed to the increase in the provision for loan losses in 1996, primarily the increase in outstanding loans. However, net actual charge-offs also increased 39.0% after hitting an unsustainable cyclical low in 1994 when net charge-offs totaled just .11% of outstanding loans. In 1996, the net charge-off rate rose six basis points over 1995 to .25%, but it was still below the 10-year average of .26%. Also impacting the provision for loan losses was an increase in the allowance for loan losses of two basis points to 1.17% recognizing the increases in net charge-offs and modest increases in delinquency rates on consumer loans. The allowance for loan losses covered net charge-offs 4.9 times at the end of 1996, compared to 6.2 times at the end of 1995, and covered nonperforming loans by 307%. Nonperforming assets represented .48% of outstanding loans at the end of 1996, down nine basis points from the .57% at the end of 1995, its lowest level in over 20 years.
   The corporation has a lower risk exposure to charge-offs than many banks because most of its loans are made for small amounts to consumers and are generally well secured by assets such as automobiles or real estate. These loans also have regular monthly repayment schedules, and their average duration is substantially less than their stated lives. Credit card loans are made primarily to the banks' customers located in the corporation's trade area and contain a lesser degree of risk and delinquency than many competitors' nationally solicited accounts. The balance of the corporation's loans are made primarily to small- and medium-sized businesses in the corporation's trade area and are well secured. Less than 3% of the corporation's loans are for land development and construction and much of that 3% is for residential or owner-occupied facilities. The corporation does not have any international, national or highly leveraged credits, nor does it have any concentration of credit in any one industry that exposes the loan portfolio to adverse risk. While approximately 43% of the corporation's loan portfolio is comprised of automobile sector loans, the loans are for relatively small amounts to consumers with regular monthly payment schedules, and they are of the highest quality, with very limited risk.

NONINTEREST INCOME

   Noninterest income increased 9.5% in 1996 after rising 6.1% in 1995. First Virginia's objective is to increase noninterest income at a faster pace than noninterest expense, and this objective was met in both 1996 and 1995. The corporation has traditionally been more dependent on net interest income than other banking companies its size and has been actively seeking new sources of noninterest income in order to decrease this historic dependence.
   Income from trust services increased 12.2% in 1996, following an even larger 32.8% increase in 1995 as the corporation continued to strengthen its presence in this area. Increased fees and changes in product mix have resulted in higher trust revenues with marginal increases in expense. Enhanced marketing development plans and additional product lines should help this area sustain above-average growth over the next several years.
   In 1995, the corporation introduced an automobile leasing product through its network of automobile dealers. Income from this source more than doubled in 1996, meeting the corporation's goals, and the product continues to be offered through more outlets. Under this product, leases are originated for a fee for a third party that assumes all credit, servicing and residual risk so that the corporation's exposure is limited.
   Also added as a new product in 1995 was real property title insurance, offered through the corporation's insurance agency. Originally available on consumer residential loans, the corporation extended this offering to commercial properties and in 1996 increased commission income from title insurance by 148.7%. While income from this source continues to increase, total insurance income in 1996 declined 2.1% after remaining stable in 1995. Income from credit life insurance continued to decline as a result of legally mandated rate reductions and lower volumes of home equity loan origination.
   Service charges on deposits increased 2.5% after rising 7.7% in 1995. Income in 1995 rose due to the acquisition of Farmers National Bancorp in late 1994, while 1996 income increased as a result of increased commercial account fees. The corporation has been successful over the past several years in increasing the number of large national accounts with multiple locations to its servicing base. Higher volumes of consumer demand accounts caused return check and overdraft fees to increase 6.0% in 1996 and 11.0% in 1995.
   Credit card fees declined slightly with a decrease in the number of accounts being charged an annual fee. The corporation promotes a no annual fee card to respond to a more competitive market and to retain existing accounts. This attractive product has enabled the corporation to increase its outstanding credit card loans and increase interest income, as well as generate higher interchange fees on cardholder activity.
   Income from electronic banking service fees, primarily interchange income from automated teller machines (ATMs), increased 54.6% in 1996 to $7.390 million. Rule changes in 1996 at a number of ATM networks now permit the corporation to charge a fee to noncustomers who use the corporation's ATMs. In addition to increasing income from these machines, the changes have made the economics of placing ATMs in nonbranch locations more feasible. As a result, the corporation has begun placing ATMs in high traffic, nonbranch locations such as convenience stores, shopping malls and public facilities. The corporation currently has 225 ATMs installed in its network. Income from point of sale terminals increased 73.7% in 1996 and continues to grow as consumers accept electronic payment alternatives.
   The corporation's policy is to hold all of its fixed income securities to maturity and, accordingly, there were no security sales producing gains or losses in 1995. At the end of 1995, the corporation transferred $65 million in securities to the available for sale portfolio with the intention to sell these securities in 1996 in order to take advantage of certain tax loss carry-forwards and other benefits. These securities were sold in early 1996 as planned and contributed to a gain of $1.789 million for the year.
   Other noninterest income includes gains of $1.5 million in 1996 and $2.5 million in 1995 from the sale of mortgage servicing rights. The corporation realizes a higher total profit in selling a package of servicing rights each year rather than selling individual loans with servicing released. Also included in other income in 1996 are gains of $1.522 million on the sale of foreclosed real estate compared to a gain of $.067 million in 1995.

NONINTEREST EXPENSE

   First Virginia's noninterest expense rose 2.9% in 1996, approximately the rate of inflation in the economy, after declining 1% in 1995 (excluding the acquisition of Farmers National Bancorp at the end of 1994). The corporation achieved an efficiency ratio of 57.0% in 1996 compared to 58.2% in 1995 and has consistently had an efficiency ratio better than its national and regional peer groups. By strictly managing its expenses in good times and bad, the corporation has avoided the layoffs and restructuring charges common in many corporations today. The low efficiency ratio is all the more remarkable at First Virginia because of the extensive branch network the corporation maintains. While more expensive to maintain, the branches generate a large portion of the low-cost transaction-oriented deposit accounts.
   As income and sales targets were achieved in 1996, the resulting performance and profit sharing payments caused salaries and employee benefits expense to increase at a slightly higher than inflation rate of 3.3%. Pension plan benefit-related expense increased 24.6%, due primarily to a decline in the discount rate assumption of 125 basis points to 7.25%, caused by the decline in interest rates at the end of 1995. Health-care costs moderated as the corporation installed a new managed care health plan and, as a result, health-care costs rose less than 1%, after rising 15% in 1995. Despite an increase in the stock price during the year, expense from stock appreciation rights declined $977 thousand as more officers elected to exercise their rights as options and the previously recorded expense was reversed.
   Occupancy expense increased 5.8% in 1996 primarily as a result of increases in rent expense for existing locations that contain rent escalation clauses. Occupancy expense in 1995 increased 12.8%, almost exclusively as a result of the acquisition of Farmers National Bancorp at the end of 1994. Updating the branch automation system to the current generation of hardware and software caused an 11.7% increase in equipment expense. This update will significantly enhance the corporation's service delivery capabilities. At the end of 1996, the corporation upgraded its mainframe computer, increasing capacity 150% and lowering cost.
   Full capitalization of the Bank Insurance Fund in mid-1995 eliminated the FDIC premium rate on banks in 1996. This caused a 75.9% decline in FDIC insurance expense in 1996, following a 41.3% drop in 1995. In 1996, the corporation paid deposit insurance on some deposits purchased in prior years from savings and loans. In the third quarter, a special one-time assessment was made to all Savings Association Insurance Fund (SAIF) deposits that fully capitalized that fund. As a consequence, the corporation paid a one-time fee of $1.061 million but will benefit in the future from reduced SAIF premiums now that the fund is fully capitalized. The reduction in premiums should reduce expense enough to fully recapture the one-time assessment within approximately 2 1/2 years.

Efficiency Ratio
(the lower, the better)
                                National
             First   Southern     Peer
           Virginia  Regionals   Group
           --------  ---------  --------
 1996         57.0%      59.3%     59.2%
 1995         58.2%      61.0%     59.3%
 1994         58.5%      63.4%     63.2%
 1993         56.9%      62.6%     62.6%
 1992         58.4%      61.8%     60.0%

Southern Regionals: Banking companies with assets over $2 billion (35 in
                    1996)

National Peer Group: Banking companies with assets of
                     between $5 and $10 billion (23 in 1996)

Source: Keefe, Bruyette & Woods

   Amortization of intangibles increased $.317 million in 1996 due to the purchase of deposits at a premium for two in-store banking offices in 1996 and four offices acquired from a savings and loan in 1995. Intangible amortization increased $4.909 million in 1995 as a result of the acquisition of two banks in 1994 accounted for as purchases.
   The 10.2% rise in other operating expense in 1996 was caused by a $1.770 million increase in miscellaneous charge-offs and a 17.3% increase in Virginia bank franchise taxes due to greater capital levels.

PROVISION FOR INCOME TAXES

   Income tax expense increased $3.304 million in 1996, slightly greater than the rate of increase in pretax income. A lesser portion of the corporation's interest income came from nontaxable municipal securities as income from this source continues to decline. The increase in income taxes in 1995 of $2.119 million resulted mostly from increases in state income taxes in the state of Maryland, a direct result of the acquisition of Farmers National Bancorp in late 1994.
   The corporation's effective tax rate increased .3% to 34.0% in 1996, due to the decline in tax-exempt municipal interest income. The effective tax rate in 1995 increased 1.2% to 33.7% because of the increase in state income taxes in the state of Maryland. Since 1982, various changes in tax laws have reduced the availability and attractiveness of tax-exempt securities for banks.


BALANCE SHEET
-------------

   First Virginia's lending portfolio is its primary earning asset, generating over 65% of its gross income and funded mostly from the deposits of its customers, which are almost entirely "core" deposits. Most of the corporation's short-term borrowings are related to the commercial account cash management activities and are functionally equivalent to deposits. The corporation does not rely upon "purchased" deposits or nondeposit funding sources, nor does it sell or securitize its loan assets. The corporation's objective is to invest 70-80% of its total deposits and short-term borrowings in loans. In 1996, the loan to funding liabilities rate was 71.9%, an increase over the 70.5% ratio in 1995 and the 68.8% ratio in 1994. Average loans increased 4.4% in 1996 compared to 1995, following a 13.0% increase in 1995. However, the apparent 13% increase was a result of acquisitions accounted for as purchases in 1994 and a carryover into 1995 of strong loan growth in 1994, so loan growth in 1995 was weaker than indicated and was actually flat compared to 1994.
   Total assets increased nominally to $8.236 billion, compared to $8.222 billion at the end of 1995, as total deposits declined slightly. Shareholders' equity remained stable as a consequence of dividends paid to shareholders and the repurchase of $65.962 million in common stock under the corporation's share repurchase program.
   The table on the following page shows the average balances of the various categories of earning assets as a percentage of total earning assets for the years indicated.

                                1996    1995    1994    1993    1992
                               ------  ------  ------  ------  ------
Loans ..................        68.76%  67.96%  66.27%  61.53%  60.13%
Securities..............        26.55   27.36   30.53   33.51   34.89
Mortgage loans held for sale      .19     .21     .40     .61     .56
Other earning assets....          .20     .13     .10     .10     .10
Overnight investments...         4.30    4.34    2.70    4.25    4.32
                               ------  ------  ------  ------  ------
                               100.00% 100.00% 100.00% 100.00% 100.00%
                               ======  ======  ======  ======  ======

LOANS

   Period-end loans advanced 6.5% in 1996 to $5.365 billion, following a more modest 1.0% advance in 1995.
   The largest component of First Virginia's loan portfolio is in automobile-related loans, particularly loans originated through automobile dealerships. The corporation is a full-service provider to the automobile dealership community and makes loans to consumers to finance their purchase of automobiles, loans to dealers to finance their inventory of automobiles (called floor plan loans) and, to a lesser extent, the dealer's physical plant and facilities. Approximately 43% of the corporation's loan portfolio is automobile-related.
   Loans to consumers for automobiles expanded 18% in 1996, after a 6% expansion in 1995 and 20% in 1994. Gross production increased 38% in 1996 as the full impact of new loan production offices, opened in 1995 in Tennessee and the Carolinas, was achieved. In addition, the corporation enhanced its product offerings in Virginia and Tennessee to be more competitive, which also contributed to the increase in loan production. In the past, the corporation marketed its loans through dealers primarily in the areas served by its member banks. However, in 1993, it began opening loan production offices in other areas, and based on the success of this strategy, it intends to continue expanding this activity in the future.
   First Virginia concentrates on the highest quality of automobile loans, primarily "A" and "B" credits. Most of these loans are made to consumers and are secured by new cars with a maximum life of the loan of five years. The loan portfolio's high quality means net charge-offs are significantly below industry averages and servicing costs are low. Each loan in First Virginia's portfolio is individually reviewed by an experienced loan underwriter, and credit-scoring models are not used. This allows the corporation to give highly personal service and quick approval to the dealer originating the loan. The portfolio contains an almost equal distribution between domestic and foreign automobiles, with no concentration in any particular make of car.
   The corporation also makes loans directly to dealers to finance their sales inventory, which are fully secured by specific automobiles. Average floor plan loans in 1996 declined 12% after increasing 15% in 1995, as sales volume increased and dealers moved to lower their inventory balances. In early 1995, a leasing product was introduced for consumers that is offered through the corporation's extensive dealer network, and income from this source increased 104% in 1996. First Virginia offers its leasing product in conjunction with an outside third party that assumes all of the financing and residual risk. First Virginia is committed to the automobile market, regardless of the economic cycle, and it devotes its primary lending resources to this area.
   Home equity loans declined 9.6% in 1996 and 8.9% in 1995, after advancing 11.7% in 1994. At the end of 1996, home equity loans comprised 18.4% of the loan portfolio, making them the second largest component of the portfolio. As it does with automobile loans, First Virginia pursues the highest quality home equity loans, with high underwriting standards that enable the corporation to show a nominal net charge-off rate. For example, the corporation typically requires a maximum loan to equity ratio of no more than 80%. These loans are originated through the banks' branches and through First General Mortgage Company, a home equity mortgage loan company that operates in areas outside the corporation's banking markets.
   A weakness in the economy of the corporation's primary market, the metropolitan Washington, D.C. area, in late 1995 and early 1996, led to corresponding weak lending volume. Faced with strong competition, new home equity loan volumes remained weak at the end of 1996. Some competitors offered loans containing extremely low-interest teaser rates and terms, with loan to equity ratios exceeding 100%.
   Residential real estate loans advanced 7.2%, after declining 6.7% in 1995, and comprise approximately 9.4% of the loan portfolio. The corporation's consumer real estate portfolio is mostly composed of 15-year fixed-rate mortgages and longer-term mortgages with interest rates that adjust every three to five years. These types of loans are more stable, with rates that equal market rates of interest and without the same level of prepayment risk.
   Revolving credit loans, primarily credit cards, increased 3.2% over the end of 1995 after advancing at the more rapid rates of 9.4% and 17.4%, respectively, in 1995 and 1994. Growth slowed in 1996 as fewer new account solicitations were mailed out. First Virginia promotes its card by offering one of the best low fixed-rate, no annual fee card products in its market and generally has eschewed low "teaser" rates. The corporation limits its solicitation efforts primarily to the geographic area of its member banks. These practices have resulted in a more stable cardholder base, an increased penetration rate in acquiring new accounts and accounts that have a much lower charge-off rate than national averages.
   Commercial loans declined 5.8% at December 31, 1996, after increasing 1.8% in the previous year. The primary reason for the decline was the previously mentioned 14.4% decline in floor plan loans to dealers that comprise 28.9% of commercial loans. Loan activity was weak in 1995 due to the increased competition for high-quality commercial loans, but it began strengthening in late 1996 as economic activity in the corporation's market area increased. The corporation makes its loans to small- and medium-sized businesses in the communities served by its member banks, including loans to government contractors, high-tech companies, hospitals, churches and country clubs. These loans are typically in amounts between $1 to $5 million, generally up to a maximum amount of $15 million.
   Construction and land development loans increased 15.5% at the end of 1996 after declining 20.2% in 1995. After several years of relatively little activity in this area, a consequence of the overbuilding in the late 1980s, occupancy rates for commercial properties rose and home sales increased, leading to a rise in development activities in 1996. Commercial real estate loans increased 7.0%, following a 5.0% rise in 1995, and loans to tax-exempt and industrial development authorities increased 29.1%. These loans, made for owner-use properties, carry primarily floating or adjustable interest rates and reflect an increase in confidence and increased economic activity in the corporation's market area.

                                          LOANS

                                             December 31
                         1996       1995       1994       1993       1992
                      ---------- ---------- ---------- ---------- ----------
                                             (In thousands)
Consumer:
 Automobile...........$2,167,802 $1,836,603 $1,725,928 $1,429,750 $1,209,832
 Home equity, fixed-
  and variable-rate...   987,514  1,091,858  1,198,087  1,072,379    999,877
 Revolving credit loans,
  including credit cards 214,615    207,931    190,103    161,995    163,711
 Other................   317,764    300,157    260,989    152,793    164,208
Real estate:
 Construction and
  land development....   113,211     97,974    122,737     90,823    109,378
 Commercial mortgage..   523,251    489,225    465,943    301,315    284,579
 Residential mortgage.   504,962    470,994    504,823    424,580    468,909
 Other, including
  Industrial Development
  Authority loans.....    88,378     68,431     61,876     63,082     69,898
Commercial............   447,290    474,903    466,708    321,428    311,876
                      ---------- ---------- ---------- ---------- ----------
Loans, net of
 unearned income      $5,364,787 $5,038,076 $4,997,194 $4,018,145 $3,782,268
                      ========== ========== ========== ========== ==========

   Loans and other assets that are not performing in accordance with their original terms are discussed on pages 32 to 37.

INVESTMENT SECURITIES

   The average outstanding held to maturity investment portfolio decreased nominally in 1996 to $1.982 billion compared to $1.995 billion during 1995. By year-end, the portfolio had declined 14.4% to $1.821 billion from the previous year-end balance of $2.128 billion. Increases in loan growth exceeded deposit growth and the investment portfolio was permitted to mature to fund the loan growth. The corporation has constructed its portfolio in a "laddered" approach so an approximately equal amount matures each month.
   The corporation has classified virtually 100% of its investment portfolio as held to maturity because it has both the ability and the intention to hold these securities to their stated maturity. At the end of 1995, approximately $65 million in securities were reclassified out of the held to maturity category and into the available for sale category as permitted by a transition provision of SFAS 115. This was done for various tax purposes with the intention to sell the securities in 1996. Consequently these securities were sold in the second quarter of 1996 and a $1.771 million gain was realized. The reclassification was not a change in the corporation's policy to hold all securities to maturity but simply a one-time event enabling the corporation to take advantage of available tax incentives.
   The corporation places primary importance on safety and liquidity in its investment portfolio. Accordingly, the majority of the portfolio is invested in U.S. Government and agency securities with a maximum life of approximately five years. At the end of 1996 and 1995, the average life of the portfolio was 25 months and 24 months, respectively. At December 31, 1996, U.S. Government and agency securities comprised 92% of the securities portfolio. This percentage has been gradually increasing since 1982 when changes in federal income tax laws reduced the tax benefits derived by banks for investments in municipal securities. The limited availability of bank-qualified municipal securities and the reduction in yield caused by the loss of tax benefits has generally made municipal securities less attractive to the corporation. First Virginia has generally limited its investments in municipal securities to publicly issued municipal securities with a rating of A1 or better or to unrated, general obligation securities of municipalities in its market areas with which it is familiar.
   In 1995 and 1996, the corporation placed a higher portion of its portfolio in U.S. Government agency securities. At the end of 1996, approximately 25% of the investment portfolio was comprised of agency securities compared to 5% at the end of 1994, and the corporation intends to maintain them at approximately that level. The majority of the securities were in callable securities with stated lives of approximately five years, although their actual lives are generally shorter. These securities give the corporation a higher but more variable yield and a higher level of potential liquidity. The corporation generally does not invest in mortgage-backed securities, collateralized mortgage obligations, structured notes or other types of derivative securities.

MONEY MARKET INVESTMENTS

   Money market investments, consisting primarily of federal funds sold and securities repurchase agreements, are generally governed by the size of normally anticipated deposit swings and loan demand. In 1995, average money market investments increased 77% to $317 million after a temporary decline in 1994 to fund loan growth. Average money market investments were relatively unchanged in 1996, rising 2% to $323 million.

DEPOSITS

   As in 1995, deposit growth was modest, with average deposits increasing only 2.2%. Interest rates declined modestly throughout 1996, and interest rates paid on deposits declined after increasing in 1995. The competition for funds was most acute from nonbanking areas, as the stock market's record-high advances in both 1996 and 1995 sparked strong growth in mutual fund sales. The decline in rates reduced the corporation's overall cost of funds by 11 basis points to 3.56%.

Average Deposits
(Millions of Dollars)
                                 1996      1995      1994
                               --------  --------  --------
Noninterest Bearing            $1,233.1  $1,168.6  $1,063.0
Interest Checking               1,307.1   1,312.8   1,290.0
Savings                         1,159.4   1,253.1   1,327.0
Money Market                      726.8     716.9     723.2
Consumer CDs                    2,233.7   2,091.5   1,614.5
Large Denomination CDs            321.7     286.3     180.1
                               --------  --------  --------
                               $6,981.8  $6,829.2  $6,197.8
                               ========  ========  ========

   There was a movement out of lower-yielding categories of deposits such as consumer savings, and into the relatively higher-cost certificates of deposit. Average consumer savings declined 7.5% in 1996, after dropping 5.6% in 1995, and have been in a steady decline since peaking in 1994. Money market accounts increased 1.4% in 1996, but they too have generally been in a decline since peaking in 1992. In contrast, certificates of deposit advanced 6.8% in 1996, with most of the growth coming in the more liquid categories with 13 month or less maturities. Large denomination certificates of deposit increased 12.3% in 1996 and 58.9% in 1995 and are comprised primarily of certificates from high net worth consumers and bear rates comparable to the corporation's smaller denomination certificates of deposit. The corporation does not purchase brokered deposits nor does it solicit deposits outside of its primary market areas.
   Average demand deposits increased 5.5% in 1996, while interest checking plans declined a modest .4%. The 1995 increase in demand deposits of 9.9% was a direct result of the December 1994 acquisition of Farmers National Bancorp. With First Virginia's stress on service and convenience, supported by an extensive network of convenient neighborhood branches, its deposits tend to be less susceptible to changes in interest rates. During 1996, the corporation opened four in-store banking offices, a low-cost alternative to full-size branches. These locations have higher sales potential and deposit growth as they offer further convenience to consumers. The corporation has traditionally obtained a higher proportion of its deposits from low-cost transaction accounts compared to its peers, and in 1996, demand deposits and interest checking plans comprised 36.4% of total average deposits, while consumer savings and money market accounts comprised 27.0%.
   Maturity ranges for certificates of deposit with balances of $100,000 or more on December 31, 1996, are as follows (in thousands):

One month or less..............................................  $ 30,896
After one month through three months...........................    68,294
After three through six months ................................    81,408
After six through twelve months ...............................   102,463
Over twelve months.............................................    67,070
                                                                 --------
                                                                 $350,131
                                                                 ========

OTHER INTEREST-BEARING LIABILITIES

   Short-term borrowings consist primarily of commercial paper issued by the parent company and securities sold by the member banks with an agreement to repurchase them on the following business day. These short-term obligations are issued principally as a convenience to customers in connection with their cash management activities. Average short-term borrowings from these sources increased 3.5% in 1996 and 14.2% in 1995, and reflect the increase in the number of commercial customers using cash management services.
   Long-term debt is comprised of capitalized lease obligations on branch office facilities that are not subject to prepayment and on one equipment note for the purchase of the corporation's mainframe computer.
   A shelf registration for the issuance of $50 million of senior notes was filed with the Securities and Exchange Commission in 1989. Moody's has indicated that the notes, when and if issued, will have a rating of A-1. The corporation's commercial paper is rated P-1 by Moody's, and the lead bank's certificates of deposit are rated A+/A-1 by Standard & Poor's and Aa3 by Moody's, the highest rating of any bank's deposits in the corporation's market area.

SHAREHOLDERS' EQUITY
   First Virginia has historically been one of the most highly capitalized banking companies in the nation, a reflection of its principles of safety, income and growth, in that order. At the end of 1996, the ratio of shareholders' equity to total assets was unchanged from the 10.58% at the end of the previous year and compared favorably to the 8.83% maintained by similar banks in the corporation's peer group of $5- to $10-billion asset-sized banks. The Tier 1 leverage ratio increased by six basis points to 9.69% due to a reduced level of intangible assets. Each of the corporation's individual banks maintains capital ratios well in excess of regulatory minimums, and all qualify as "well capitalized" banks, allowing them the lowest FDIC premium rate and freedom to operate without restrictions from regulatory bodies.
   The Board of Directors has approved several plans to repurchase the corporation's common stock since 1994. In 1996, the corporation completed a
2.7 million program initially approved by the Board in 1994. The Board approved a new program in 1996 to purchase 2.5 million shares, which was later increased to 4 million shares in connection with the announced acquisition of Premier Bankshares Corporation. During 1996, the corporation purchased 1,587,300 shares under these programs and retired $65.962 million in equity. First Virginia and its subsidiary banks are required to comply with capital adequacy standards established by the Federal Reserve and the FDIC. The corporation exceeded the regulatory risk-based capital requirements by wide margins, due in part to the high level of capital and the conservative nature of the corporation's assets. The Tier 1 risk-based capital ratio declined 185 basis points to 13.57% during 1996, and the total risk-based capital ratio declined 191 basis points to 14.66%, primarily as a result of a shift in risk-based assets into loans and out of investment securities. Regulatory minimums of 4.0% and 8.0%, respectively, are exceeded by substantial margins.


Return on Total Average Equity
(the higher, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1996        13.38%     14.93%    14.21%
 1995        13.34%     15.00%    14.46%
 1994        15.76%     15.26%    14.93%
 1993        17.81%     15.66%    15.81%
 1992        17.03%     14.27%    14.71%

Southern Regionals: Banking companies with assets over $2 billion (35 in
                    1996)

National Peer Group: Banking companies with assets of between $5 and $10 billion (23 in 1996)

Source: Keefe, Bruyette & Woods


Asset Quality
-------------

   The corporation has a number of policies, reviewed constantly by senior management, to ensure that lending and investment activities expose the bank to a minimum of risk while producing a profit consistent with the exposure to risk. Each member bank's internal loan monitoring system also provides a detailed monthly report of production, delinquencies and nonperforming and potential problem loans. This careful monitoring has resulted in a consistent record of low delinquencies and charge-offs as well as few nonperforming loans in relation to the entire loan portfolio.
   The corporation has no foreign or highly leveraged transaction loans, and loans are only made within the trade areas of the member banks or in adjacent states where the corporation maintains loan production offices generating high-quality consumer installment loans. Loans are generally not participated with nor purchased from banks outside of the First Virginia system. In addition, participations between banks within the First Virginia system must first be participated with the corporation's lead bank where a second comprehensive loan review process is performed. Approximately 78% of the corporation's loans are made to consumers and are normally secured by personal or real property.
   First Virginia has no significant concentrations of credit to a single industry or borrower and its loans are spread throughout its market area. The corporation's legal lending limit to any one borrower is approximately $98 million; however, it generally limits its loans to any one borrower and related interests to $15 million. In special cases the corporation may exceed its internal guideline from time to time.
   One of the corporation's specialty loan areas is the automobile finance area, and loans are made to consumers both directly in the branches of the member banks and indirectly through automobile dealerships. Roughly 40% of the total loan portfolio is comprised of consumer automobile loans but because the loan amounts are relatively small and spread across many individual borrowers, the risk of any major charge-offs is minimized. The automobile loans produced by the corporation consist primarily of the highest quality loans, commonly referred to in the industry as "A" and "B" quality loans. These loans contain substantially less risk characteristics than lower quality "C" and "D" subprime loans and have lower delinquency, charge-off and collection costs. During periods of economic weakness, the subprime loan categories generate very high delinquencies and charge-offs. However, the high quality loans the corporation specializes in experience only modestly higher delinquencies and charge-offs in recessions compared to periods of strong economic growth. The corporation also makes loans directly to high-quality automobile dealers to finance their inventories.

NONPERFORMING ASSETS
   Nonperforming assets declined $3.423 million in 1996 and represented .48% of total loans, the lowest percentage in over 20 years. After peaking at 1.07% in 1990, the ratio of nonperforming assets has been steadily declining. It has been consistently below the averages for similar sized banks in its national and regional peer groups. With the sale of several large properties in 1996, foreclosed real estate declined 33.1% following a 9.4% decline in 1995. There was no concentration of foreclosed real estate or nonaccruing loans in any specific geographic location or type of property.
   The table on the following page shows the total of nonperforming assets at the end of the past five years. Experience has shown that actual losses on nonperforming assets are only a small percentage of such assets. The corporation expects to recover virtually all of its nonperforming assets, many with full interest.












                                  Nonperforming Assets

                                              December 31
                                1996     1995     1994     1993     1992
                               -------  -------  -------  -------  -------
                                             (In thousands)
Nonaccruing loans ........     $14,906  $17,066  $15,286  $18,387  $20,453
Restructured loans........       5,537    4,260    2,478    2,175    1,139
Properties acquired
 by foreclosure...........       5,140    7,680    8,478    7,086   11,099
                               -------  -------  -------  -------  -------
  Total...................     $25,583  $29,006  $26,242  $27,648  $32,691
                               =======  =======  =======  =======  =======
Percentage of total loans and
 foreclosed real estate           .48%     .57%     .52%     .68%     .85%

Loans 90 days past due....     $ 8,919  $ 6,262  $ 4,881  $ 2,752  $ 4,595
                               =======  =======  =======  =======  =======

Percentage of total loans.        .17%     .12%     .10%     .07%     .12%


   Loans past due 90 days or more increased $2.657 million to $8.919 million and represent .17% of the loan portfolio. This compares to $6.262 million or
 .12% of the portfolio at the end of 1995. Loans past due 90 days or more have been increasing steadily since reaching a low in 1993 and consist primarily of consumer loans secured by automobiles or home equity loans. This level is still less than First Virginia's historic averages and considerably below industry averages. Loans past due 30 days or more declined slightly at the end of 1996 and represented .64% of total loans compared to .69% at the end of 1995. These levels of delinquencies are significantly below industry averages and reflect the high overall quality of the corporation's loan portfolio.
   A loan generally is classified as nonaccrual when full collectibility of principal or interest is in doubt; when repossession, foreclosure or bankruptcy proceedings are initiated; or when other legal actions are taken. In the case of installment loans, a loan is placed in nonaccrual if payments are delinquent 120 days, and for other loans after payments are delinquent for 90 days. Credit card loans are charged off if they are 180 days past due. If collateral on a loan is sufficient to ensure full collection of principal and interest, an exception to the general policy might be made. Loans may also be placed in a nonaccruing status at any time prior to that indicated above if the corporation anticipates that interest or principal will not be collected.


Nonperforming Asset Ratios
(the lower, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1996         0.48%      0.57%     0.54%
 1995         0.57       0.66      0.58
 1994         0.52       0.66      0.67
 1993         0.68       1.19      0.96
 1992         0.85       2.62      1.58


Reserve Coverage Ratios
(the higher, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1996          307%       348%      326%
 1995          272        354       326
 1994          331        337       321
 1993          248        235       256
 1992          229        161       204


Net Charge-Offs Ratios
(the lower, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1996         0.25%      0.29%     0.28%
 1995         0.19       0.22      0.20
 1994         0.11       0.17      0.20
 1993         0.13       0.33      0.31
 1992         0.35       0.78      0.66

Southern Regionals: Banking companies with assets over $2 billion (35 in
                    1995)

National Peer Group: Banking companies with assets of between $5 and $10 billion (23 in 1996)

Source: Keefe, Bruyette & Woods

ALLOWANCE FOR LOAN LOSSES

   The allowance for loan losses is maintained at a level that management believes is adequate to absorb potential losses in the loan portfolio. Management's methodology in determining the adequacy of the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the growth and composition of the loan portfolio. Every commercial loan is reviewed and rated at least annually, and trends in the total portfolio are examined for potential deterioration in overall quality.
   The corporation reduced the allowance steadily from the approximate 1.28% level maintained at the time of the last recession to the current level of 1.17% as credit quality in the portfolio improved and net charge-offs declined. The allowance increased two basis points in 1996 as a result of a six basis point increase in net charge-offs to .25% and an increase in loans past due 90 days or more. Offsetting this was a decline in nonperforming assets of nine basis points and a decline in loans past due 30 days or more. The allowance covered net charge-offs 4.87 times at the end of 1996 compared to 6.24 times at the end of 1995 and covered nonperforming loans by 307%. Most of the corporation's loan portfolio consists of small, homogeneous loans to consumers with regular monthly repayment schedules, and accordingly, none of the allowance has been allocated to specific credits.
   The corporation constantly monitors the level of the allowance considering its long-term experience and short-term individual loan requirements. The allowance is charged when management determines that the prospect of recovery of the principal of a loan has significantly diminished. Subsequent recoveries, if any, are credited to the allowance when collected. If asset quality and loan charge-offs remain at the current level, the corporation intends to maintain an allowance for loan losses in the 1.15% to 1.20% range. Management believes the allowance is adequate to absorb any potential unidentified losses.
   Net charge-offs declined to unsustainably low levels in 1993 and 1994 and have increased in 1995 and 1996 to near normal levels. An increase in bankruptcies caused credit card loan net charge-offs to increase 23.4% in 1996 and 43.4% in 1995 to the current 3.75% level. They are still below national peer group statistics, however, and credit card loans comprise only 3.6% of the total loan portfolio. Losses in the corporation's largest loan component, indirect auto loans, increased 139.9% in 1996 to $3.944 million, however, this represents a charge-off rate of only .22% and is below the 10-year average and significantly below industry averages. The second largest component of the loan portfolio, home equity loans, had a net charge-off rate of only .02% in both 1996 and 1995. Commercial loans saw a decrease in the net charge-off rate of .16% in 1995 to .05% in 1996. This category, while experiencing relatively few net charge-offs over the years, tends to be more volatile because of the larger average size of the loans.
   An analysis of the activity in the allowance for loan losses for each of the last five years is presented in the table on the following page.

                                Allowance for Loan Losses

                                                December 31
                                  1996     1995     1994     1993     1992
                                 -------  -------  -------  -------  -------
                                               (In thousands)
Balance at beginning of year     $57,922  $58,860  $50,927  $49,340  $44,817
Balances of acquired banks          -        -       6,412      259     -
Provision charged to
 operating expense........        17,734    8,341    6,463    6,450   17,355
                                 -------  -------  -------  -------  -------
    Total ................        75,656   67,201   63,802   56,049   62,172
                                 -------  -------  -------  -------  -------
Charge-offs:
 Consumer:
  Credit card.............         7,744    6,326    4,677    4,516    4,852
  Indirect automobile.....         5,539    3,288    2,396    2,827    5,139
  Other...................         2,287    1,551    1,222    1,464    2,758
 Real estate..............           176      155       98       39      473
 Commercial...............           865    1,401      363      365    3,298
                                 -------  -------  -------  -------  -------
    Total ................        16,611   12,721    8,756    9,211   16,520
                                 -------  -------  -------  -------  -------
Recoveries:
 Consumer:
  Credit card.............           979      845      856      758      632
  Indirect automobile.....         1,595    1,644    1,988    2,102    2,024
  Other...................           655      696      730      765      813
 Real estate..............             1        6        3       17       18
 Commercial...............           486      251      237      447      201
                                 -------  -------  -------  -------  -------
    Total ................         3,716    3,442    3,814    4,089    3,688
                                 -------  -------  -------  -------  -------
Net charge-offs deducted..        12,895    9,279    4,942    5,122   12,832
                                 -------  -------  -------  -------  -------
Balance at end of year ...       $62,761  $57,922  $58,860  $50,927  $49,340
                                 =======  =======  =======  =======  =======

Net Loan Losses (Recoveries) to
 Average Loans by Category:
 Credit card..............          3.75%    3.19%    2.61%    2.80%    3.11%
 Indirect automobile......           .22      .10      .03      .06      .29
 Other consumer...........           .11      .06      .03      .05      .16
 Real estate..............           .02      .02      .01      -        .07
 Commercial...............           .05      .16      .02     (.01)     .50
                                 -------  -------  -------  -------  -------
Total Loans...............           .25%     .19%     .11%     .13%     .35%
                                 =======  =======  =======  =======  =======

Percentage of allowance for loan
 losses to year-end loans.          1.17%    1.15%    1.18%    1.27%    1.30%

LIQUIDITY AND SENSITIVITY TO INTEREST RATES
-------------------------------------------

   The primary functions of asset/liability management are to ensure adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities. Interest-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Liquidity management involves the ability to meet the cash flow requirements of the corporation's loan and deposit customers. Interest-rate-sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The corporation does not hedge its position with swaps, options or futures, but maintains instead a highly liquid, short-term position in all of its earning assets and interest-bearing liabilities.
   One of the primary ways the corporation meets its liquidity needs is by scheduling the maturity of its investment securities so that approximately an equal amount will mature each month. The weighted-average life of the securities portfolio at the end of 1996 was 25 months, only a slight increase from the approximately 24 months at the end of 1995. Because the corporation views its securities portfolio primarily as a source of liquidity and safety, it does not necessarily react to changes in the yield curve in an attempt to enhance its yield. Accordingly, the average life of the portfolio does not fluctuate significantly as the corporation maintains a constant approach to its portfolio and invests primarily in U.S. Government and agency securities with a life generally no greater than five years. Municipal securities are also generally limited to lives of no more than five years, but availability and other factors mean they are occasionally purchased in serial issues with longer lives.
   A cash reserve consisting primarily of money market investments is also maintained by the parent company to meet any contingencies and to provide additional capital, if needed, to the member banks.
   Most of the corporation's loans are fixed-rate installment loans to consumers and mortgage loans with maturities longer than the deposits by which they are funded. A degree of interest-rate risk is incurred if the interest rate on deposits should rise before the loans mature. However, the substantial liquidity provided by the monthly repayments on these loans can be reinvested at higher rates that largely reduce the interest-rate risk. Home equity lines of credit have adjustable rates that are tied to the prime rate. Many of the loans not in the installment or mortgage categories have maturities of less than one year or floating rates that may be adjusted periodically to reflect current market rates. These loans are summarized in the table on the following page.

                                                   Between
                                         1 year    1 and 5   After
                                         or less    years   5 years    Total
                                        --------  --------  -------  --------
                                                 (In thousands)

Maturity ranges:
 Commercial, financial and other...     $357,215  $159,578  $71,122  $587,915
 Construction and land development.       82,797    23,009    7,405   113,211
                                        --------  --------  -------  --------
Total .............................     $440,012  $182,587  $78,527  $701,126
                                        ========  ========  =======  ========

Floating-rate loans:
 Commercial, financial,
  Agricultural and other...........               $ 42,401  $20,309  $ 62,710
 Construction and land development.                 20,467    4,772    25,239
                                                  --------  -------  --------
Total .............................               $ 62,868  $25,081  $ 87,949
                                                  ========  =======  ========

   First Virginia's Asset/Liability Committee reviews the corporation's liquidity requirements and maximizes the corporation's net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Liquidity requirements are reviewed in detail for each of the corporation's individual banks; however, overall asset/liability management is performed on a consolidated basis to achieve a consistent and coordinated approach.
   One of the tools the corporation uses to determine its interest-rate risk is gap analysis. Gap analysis attempts to examine the volume of interest-rate-sensitive assets minus interest-rate-sensitive liabilities. The difference between the two is the interest-sensitivity gap, and it indicates how future changes in interest rates may affect net interest income. Regardless of whether interest rates are expected to increase or fall, the objective is to maintain a gap position that will minimize any changes in net interest income. A negative gap exists when the corporation has more interest-sensitive liabilities maturing within a certain time period than interest-sensitive assets. Under this scenario, if interest rates were to increase it would tend to reduce net interest income.
   At December 31, 1996, the corporation was liability sensitive in the short term (under six months) by approximately 30% of earning assets, which declined to 23% in 12 months. Technically, the corporation may reprice interest checking, savings and insured money markets at any time and, accordingly, they have been classified in the 1-30 day sensitivity category in the accompanying table. While these accounts have been somewhat more subject to repricing in the last two years than in prior years, the degree and frequency of movement is limited, and they are much less sensitive than contractually possible. The table on pages 40 and 41 shows the corporation's interest-sensitivity position at December 31, 1996:

INTEREST-SENSITIVITY ANALYSIS

                                    1 to 30-Day  1 to 90-Day  1 to 180-Day
                                    Sensitivity   Sensitivity  Sensitivity
                                    ------------ ------------ ------------
                                             (Dollars in thousands)
Earning assets:
  Loans, net of unearned income.... $   866,201  $ 1,201,673  $ 1,624,252
  Investment securities............      28,001      116,294      270,364
  Money market investments.........     323,620      323,620      323,620
  Other earning assets.............        -            -            -
                                    ------------ ------------ ------------
      Total earning assets.........   1,217,822    1,641,587    2,218,236
                                    ------------ ------------ ------------

Funding sources: (1)
  Noninterest bearing
    demand deposits................        -            -            -
  Interest checking/savings plan...   1,308,539    1,308,539    1,308,539
  Money market accounts............     712,550      712,550      712,550
  Savings deposits.................   1,111,677    1,111,677    1,111,677
  Consumer certificates of deposit.     227,191      493,575      948,833
  Large denomination certificates
    of deposit.....................      30,896       99,190      180,598
  Short-term borrowings............     234,488      234,488      234,488
  Long-term indebtedness...........        -            -            -
                                    ------------ ------------ ------------
      Total funding sources........   3,625,341    3,960,019    4,496,685
                                    ------------ ------------ ------------
Interest-sensitivity gap........... $(2,407,519) $(2,318,432) $(2,278,449)
                                    ============ ============ ============
Interest-sensitivity gap as a
  percentage of earning assets.....      (31.92)%     (30.74)%     (30.21)%

Ratio of interest-sensitive assets
  to interest-sensitive liabilities         .34x         .41x         .49x

(1) Technically, interest checking, money market, and savings accounts can be repriced at any time; accordingly, all balances have been classified in the 1-30 day sensitivity category although their actual repricing and maturity experience are much less sensitive.

                                                   Beyond One
                                    1 to 365-Day    Year or
                                     Sensitivity  Nonsensitive     Total
                                    ------------  -----------  -----------
                                             (Dollars in thousands)
Earning assets:
  Loans, net of unearned income....  $2,405,276   $2,972,282   $5,377,558
  Investment securities............     573,411    1,247,538    1,820,949
  Money market investments.........     323,620         -         323,620
  Other earning assets.............        -          19,672       19,672
                                    ------------  -----------  -----------
      Total earning assets.........   3,302,307    4,239,492    7,541,799
                                    ------------  -----------  -----------

Funding sources:
  Noninterest-bearing
    demand deposits................                1,303,950    1,303,950
  Interest checking/savings plan...   1,308,539         -       1,308,539
  Money market accounts............     712,550         -         712,550
  Savings deposits.................   1,111,677         -       1,111,677
  Consumer certificates of deposit.   1,418,986      836,817    2,255,803
  Large denomination certificates
    of deposit.....................     283,061       67,070      350,131
  Short-term borrowings............     234,488         -         234,488
  Long-term indebtedness...........                    3,876        3,876
                                    ------------  -----------  -----------
      Total funding sources........   5,069,301    2,211,713    7,281,014
                                    ------------  -----------  -----------
Interest-sensitivity gap........... $(1,766,994)  $2,027,779   $  260,785
                                    ============  ===========  ===========
Interest-sensitivity gap as a
  percentage of earning assets.....      (23.43)%      26.89%        3.46%

Ratio of interest-sensitive assets
  to interest-sensitive liabilities         .65x        1.92x        1.04x

   First Virginia also uses simulation analysis to monitor and manage interest-rate sensitivity. Under this analysis, changes in interest rates and volumes are used to test the sensitivity of First Virginia's net interest income. Simulation analysis uses a more detailed version of the information shown in the table above that includes adjustments for the expected timing and magnitude of changes in assets and liabilities that takes into account changes in assets and liabilities that may change at rates different from their contractual rates. A large part of First Virginia's loans and deposits come from its retail base, and they do not automatically reprice on a contractual basis in reaction to changes in interest rate levels. Accordingly, First Virginia has not experienced the earnings volatility its interest-sensitive gap position indicates it might. Due to the relatively larger proportion of lower-cost core deposits, such as demand, interest checking, savings and insured money market accounts, the corporation will tend to do better in a higher interest-rate environment than a low one since these deposits can be invested in higher-yielding loans and investments. However, the corporation has been able to maintain a net interest margin in excess of 5.00% every year since 1978, regardless of whether rates were high or low, and has been able to maintain adequate liquidity to provide for changes in interest rates and in loan and deposit demands.


Quarterly Results
-----------------

   The results of operations for the first three quarters of 1996 have been analyzed in quarterly reports to shareholders. The results of operations for each of the quarters during the two years ended December 31, 1996, are summarized in the table on pages 43 and 44. The results of operations for the fourth quarter are highlighted below.
   Net income of $30.798 million was up 11.7% compared to the $27.560 million earned in the prior year's fourth quarter and represented a 7.7% increase compared to the $28.586 million earned in the third quarter. A 3.7% reduction in the average number of shares outstanding caused earnings per share to increase at a greater rate of 16.0% to $.94 in the fourth quarter, compared to the $.81 earned in 1995.
   The net interest margin increased 24 basis points to 5.09% in the fourth quarter compared to the low of 4.85% registered in the prior year's fourth quarter. The increase in the net interest margin can be attributed almost entirely to a reduction in the cost of funds, which dropped 26 basis points to 3.53% as the steady decline in interest rates begun in the fourth quarter of 1995 continued throughout 1996. In contrast, the yield on earning assets dropped by only one basis point to 7.88% as the yield on investment securities increased two basis points to 6.12% and a higher proportion of earning assets was shifted out of investment securities and money market investments to relatively higher yielding loans.
   Noninterest income increased 14.8% compared to the prior year's fourth quarter, led by a 22.6% increase in income from trust services and a 21.0% increase in income from other customer services, particularly electronic banking activity. Other income increased 98.1% to $3.198 million as the corporation recognized $1.470 million in gains on sale of foreclosed real estate compared to $.042 million in the prior year's fourth quarter.
   Noninterest expenses increased 4.3% compared to the fourth quarter of 1995. Salaries and benefits expense increased 4.0%. This was slightly in excess of inflation because incentive-based compensation rose as higher sales and income targets were met in 1996. Upgrading branch automation equipment to provide an even higher level of customer service and sales opportunities caused a 14.6% increase in equipment expense. FDIC insurance declined 99% in the fourth quarter as bank deposits were not assessed a deposit premium. Also, a rebate was received for SAIF deposits following the special assessment in the third quarter that brought the SAIF fund for thrift-related deposits to a full funding level.
   Nonperforming assets declined $3.424 million to $25.583 million and represented .48% of outstanding loans compared to .57% of loans at the end of the prior year's fourth quarter. This marked the lowest level as a percentage of outstanding loans in over 20 years. Net charge-offs increased slightly to
 .28% of outstanding loans compared to the .24% in the prior year's fourth quarter. The provision for loan losses during the fourth quarter was $4.935 million compared to $4.648 million in the third quarter and $3.463 million in the fourth quarter of 1995. It was up primarily as a result of the increase in outstanding loans and, to a lesser extent, the increase in net charge-offs. At the end of the quarter, the allowance for loan losses represented 1.17% of outstanding loans compared to 1.15% at the end of the prior year's fourth quarter.

                                         QUARTERLY RESULTS

                                                 1996
                                --------------------------------------
                                             Quarter Ended
                                --------------------------------------
                                 Dec. 31  Sept. 30   June 30   Mar. 31
                                --------  --------  --------  --------
Condensed Statements of Income
                          (Dollar amounts in thousands, except per-share data)

Interest and fees on loans      $114,839  $113,499  $111,327  $109,235
Interest on mortgage loans
  held for sale                      254       274       344       337
Income from securities-
  available for sale                -         -         -        1,152
  held to maturity                28,492    29,954    29,191    30,107
Other interest income              4,743     3,477     5,517     4,474
                                --------  --------  --------  --------
 Total interest income           148,328   147,204   146,379   145,305
                                --------  --------  --------  --------
Interest on deposits              50,257    49,737    50,022    52,354
Interest on borrowed funds         2,782     2,406     2,425     2,315
                                --------  --------  --------  --------
 Total interest expense           53,039    52,143    52,447    54,669
                                --------  --------  --------  --------
Net interest income               95,289    95,061    93,932    90,636
Provision for loan losses          4,935     4,648     5,861     2,290
Noninterest income                25,984    23,900    25,138    23,428
Noninterest expense               70,312    70,681    69,830    68,487
Provision for income taxes        15,228    15,046    14,805    14,904
                                --------  --------  --------  --------
Net income                      $ 30,798  $ 28,586  $ 28,574  $ 28,383
                                ========  ========  ========  ========
Net income per share            $    .94  $    .87  $    .85  $    .84

Average Quarterly Balances (in millions):

 Securities                     $  1,883  $  1,991  $  1,991  $  2,123
 Loans                             5,325     5,229     5,109     5,021
 Total earning assets              7,568     7,489     7,535     7,494
 Total assets                      8,197     8,106     8,150     8,130

 Demand deposits                   1,263     1,248     1,233     1,188
 Interest-bearing deposits         5,739     5,712     5,753     5,792
 Total deposits                    7,002     6,960     6,986     6,980
 Interest-bearing liabilities      5,975     5,918     5,965     5,989
 Total shareholders' equity          872       861       870       874

Key Ratios

 Rates earned on assets             7.88%     7.91%     7.84%     7.83%
 Rates paid on liabilities          3.53      3.51      3.54      3.67
 Net interest margin                5.09      5.14      5.04      4.90

 Return on average assets           1.50      1.41      1.40      1.40
 Return on average equity          14.12     13.27     13.14     13.00

                                         QUARTERLY RESULTS

                                                 1995
                                --------------------------------------
                                             Quarter Ended
                                --------------------------------------
                                 Dec. 31  Sept. 30   June 30   Mar. 31
                                --------  --------  --------  --------
Condensed Statements of Income
                          (Dollar amounts in thousands, except per-share data)

Interest and fees on loans      $109,705  $110,001  $108,535  $107,025
Interest on mortgage loans
  held for sale                      393       314       266       256
Income from securities            31,759    29,219    28,209    28,337
Other interest income              5,321     5,851     5,631     2,777
                                --------  --------  --------  --------
 Total interest income           147,178   145,385   142,641   138,395
                                --------  --------  --------  --------
Interest on deposits              54,875    52,168    50,816    46,574
Interest on borrowed funds         2,668     3,062     2,911     2,428
                                --------  --------  --------  --------

 Total interest expense           57,543    55,230    53,727    49,002
                                --------  --------  --------  --------
Net interest income               89,635    90,155    88,914    89,393
Provision for loan losses          3,463     2,462     2,084       332
Noninterest income                22,641    22,242    24,585    20,438
Noninterest expense               67,431    65,662    69,513    68,778
Provision for income taxes        13,822    15,004    14,330    13,523
                                --------  --------  --------  --------
Net income                      $ 27,560  $ 29,269  $ 27,572  $ 27,198
                                ========  ========  ========  ========
Net income per share            $    .81  $    .86  $    .81  $    .80

Average Quarterly Balances

Average balances (in millions):
 Securities                     $  2,125  $  1,970  $  1,919  $  1,959
 Loans                             4,995     4,966     4,922     4,936
 Total earning assets              7,502     7,330     7,227     7,097
 Total assets                      8,164     7,976     7,873     7,743

 Demand deposits                   1,198     1,190     1,160     1,126
 Interest-bearing deposits         5,817     5,657     5,607     5,555
 Total deposits                    7,015     6,847     6,767     6,681
 Interest-bearing liabilities      6,023     5,868     5,825     5,747
 Total shareholders' equity          861       843       828       815

Key Ratios

 Rates earned on assets             7.89%     7.99%     7.99%     7.93%
 Rates paid on liabilities          3.79      3.73      3.70      3.47
 Net interest margin                4.85      5.00      5.01      5.12

 Return on average assets           1.35      1.47      1.40      1.41
 Return on average equity          12.81     13.89     13.33     13.35

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

CONSOLIDATED BALANCE SHEETS


                                                        December 31
                                                     1996          1995
                                                  ----------    ----------
                                                      (In thousands)

ASSETS
Cash and due from banks.......................    $  378,171    $  397,858
Money market investments......................       323,620       235,000
                                                  ----------    ----------
      Total cash and cash equivalents - Note 5       701,791       632,858
                                                  ----------    ----------
Mortgage loans held for sale..................        12,771        19,216
Investment securities-available for sale-Note 6         -           64,546
Investment securities-held to maturity (market
   value-$1,823,404-1996 and
   $2,146,792-1995)- Note 6...................     1,820,949     2,128,220

Loans, net of unearned income - Note 7........     5,364,787     5,038,076
   Allowance for loan losses - Note 8.........       (62,761)      (57,922)
                                                  ----------    ----------
      Net loans...............................     5,302,026     4,980,154
                                                  ----------    ----------
Other earning assets..........................        19,672        11,528
Premises and equipment - Note 9...............       148,187       150,168
Intangible assets - Note 4....................        94,381        95,271
Other assets..................................       136,279       139,575
                                                  ----------    ----------
   Total Assets...............................    $8,236,056    $8,221,536
                                                  ==========    ==========

                                                        December 31
                                                     1996          1995
                                                  ----------    ----------
                                                      (In thousands)

LIABILITIES
Deposits:
   Noninterest-bearing........................    $1,303,950    $1,235,396
   Interest-bearing:
        Interest checking/savings plan........     1,308,539     1,342,482
        Money market accounts.................       712,550       710,114
        Savings deposits......................     1,111,677     1,184,298
        Certificates of deposit:
           Consumer...........................     2,255,803     2,264,793
           Large denomination.................       350,131       319,024
                                                  ----------    ----------
           Total deposits.....................     7,042,650     7,056,107
Interest, taxes and other liabilities.........        83,765        83,353
Short-term borrowings - Note 10...............       234,488       209,719
Long-term indebtedness - Note 10..............         3,876         2,710
                                                  ----------    ----------
   Total Liabilities..........................     7,364,779     7,351,889
                                                  ----------    ----------
SHAREHOLDERS' EQUITY
Preferred stock - Note 11.....................           647           695
Common stock - Note 12........................        32,408        33,951
Capital Surplus...............................        43,531       107,112
Retained Earnings.............................       794,691       726,255
Net unrealized gain on
   securities available for sale..............          -            1,634
                                                  ----------    ----------
   Total Shareholders' Equity.................       871,277       869,647
                                                  ----------    ----------
   Total Liabilities and Shareholders' Equity.    $8,236,056    $8,221,536
                                                  ==========    ==========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME


                                                   Year Ended December 31

                                                 1996       1995       1994
                                               --------   --------   --------
                                          (In thousands, except per share data)
Interest income:
     Interest and fees on loans..........      $448,900   $435,266   $376,312
     Interest on mortgage loans
      held for sale......................         1,209      1,229      1,893
     Income from investment
      securities-available for sale......         1,152       -          -
     Income from investment
      securities-held to maturity........       117,744    117,524    116,957
     Income from money market investments        17,195     18,994      8,084
     Income from other earning assets....         1,016        586        396
                                               --------   --------   --------
        Total interest income............       587,216    573,599    503,642
                                               --------   --------   --------

Interest expense:
     Deposits............................       202,370    204,433    154,097
     Short-term borrowings...............         9,712     10,742      7,101
     Long-term indebtedness..............           216        327        441
                                               --------   --------   --------
        Total interest expense...........       212,298    215,502    161,639
                                               --------   --------   --------
Net interest income......................       374,918    358,097    342,003
Provision for loan losses................        17,734      8,341      6,463
                                               --------   --------   --------
Net interest income after provision
 for loan losses.........................       357,184    349,756    335,540
                                               --------   --------   --------

                                                   Year Ended December 31

                                                 1996       1995       1994
                                               --------   --------   --------
                                          (In thousands, except per share data)

Net interest income after provision
 for loan losses.........................       357,184    349,756    335,540
                                               --------   --------   --------
Noninterest income:
    Service charges on deposit accounts..        39,791     38,823     36,063
    Insurance premiums and commissions...         6,573      6,717      6,713
    Credit card service charges and fees.        11,576     11,626     11,407
    Trust services.......................         7,749      6,908      5,203
    Electronic banking service fees......         7,390      4,779      4,629
    Income from other customer services..        14,125     13,794     12,884
    Securities gains before income tax
      provisions of $626-1996, $0-1995,
      and $343-1994......................         1,789       -           976
    Other................................         9,457      7,259      6,825
                                               --------   --------   --------
        Total noninterest income.........        98,450     89,906     84,700
                                               --------   --------   --------
Noninterest expense:
     Salaries and employee benefits......       158,966    153,843    139,780
     Occupancy...........................        23,000     21,738     19,263
     Equipment...........................        22,816     20,429     19,919
     Advertising.........................         7,476      7,428      6,787
     Printing and supplies...............         6,882      6,398      5,550
     Credit card processing fees.........         8,299      7,715      7,292
     FDIC assessment.....................         1,948      8,087     13,771
     Amortization of intangibles.........         8,039      7,722      2,813
     Other...............................        41,884     38,024     37,284
                                               --------   --------   --------
        Total noninterest expense........       279,310    271,384    252,459
                                               --------   --------   --------
Income before income taxes...............       176,324    168,278    167,781
Provision for income taxes - Note 17.....        59,983     56,679     54,560
                                               --------   --------   --------
NET INCOME...............................      $116,341   $111,599   $113,221
                                               ========   ========   ========
Net income per share of common stock.....      $   3.50   $   3.28   $   3.51

Average primary shares of
        common stock outstanding.........        33,270     34,056     32,281


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                              Unreal-
                                                              ized
                                                              Gain on
                                                              Securi-
                                                              ties
                             Pre-                             Avail-   Total
                            ferred   Common                   able     Share-
                             Stock    Stock  Capital Retained for     holders'
                            $10 Par  $1 Par  Surplus Earnings Sale     Equity
                            ------- ------- -------- -------- ------- --------
                                           (Dollars in thousands)

Balance January 1, 1994...      805  32,444   68,406  589,846   -      691,501

Increase attributable
  to acquired banks.......       -    3,234  102,201     -      -      105,435
Net income................       -     -        -     113,221   -      113,221
Conversion of preferred
  to common stock.........      (59)      8       51     -      -         -
Issuance of shares for
  stock options and stock
  appreciation rights.....       -       32      713     -      -          745
Common stock purchased
  and retired.............       -   (1,668) (60,187)    -      -      (61,855)
Dividends declared:
  Preferred stock.........       -      -       -         (51)  -          (51)
  Common stock $1.28 per share   -      -       -     (42,108)  -      (42,108)
                            ------- ------- -------- -------- ------- --------
Balance December 31, 1994.      746  34,050  111,184  660,908   -      806,888

Net income................       -     -        -     111,599   -      111,599
Conversion of preferred
  to common stock.........      (51)      7       44     -      -         -
Issuance of shares for
  stock options and stock
  appreciation rights.....       -       59    1,414     -      -        1,473
Common stock purchased
  and retired.............       -     (165)  (5,530)    -      -       (5,695)
Dividends declared:
  Preferred stock.........       -      -       -         (47)  -          (47)
  Common stock $1.36 per share   -      -       -     (46,205)  -      (46,205)
Unrealized gains on
  securities available for
  sale, net of tax........       -      -       -        -      1,634    1,634
                            ------- ------- -------- -------- ------- --------
Balance December 31, 1995.  $   695 $33,951 $107,112 $726,255 $ 1,634 $869,647

                                                              Unreal-
                                                              ized
                                                              Gain on
                                                              Securi-
                                                              ties
                             Pre-                             Avail-   Total
                            ferred   Common                   able     Share-
                             Stock    Stock  Capital Retained for     holders'
                            $10 Par  $1 Par  Surplus Earnings Sale     Equity
                            ------- ------- -------- -------- ------- --------
Balance December 31, 1995.      695  33,951  107,112  726,255   1,634  869,647

Net income................       -     -        -     116,341   -      116,341
Conversion of preferred
  to common stock.........      (48)      7       41     -      -         -
Issuance of shares for
  stock options and stock
  appreciation rights.....       -       47    1,092     -      -        1,139
Common stock purchased
  and retired.............       -   (1,597) (64,714)    -      -      (66,311)
Dividends declared:
  Preferred stock.........       -      -       -         (44)  -          (44)
  Common stock
    $1.44 1/2 per share          -      -       -     (47,861)  -      (47,861)
Unrealized gains on
  securities available for
  sale, net of tax........       -      -       -        -     (1,634)  (1,634)
                            ------- ------- -------- -------- ------- --------
Balance December 31, 1996.  $   647 $32,408 $ 43,531 $794,691 $  -    $871,277
                            ======= ======= ======== ======== ======= ========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31

                                                 1996       1995       1994
                                               --------   --------   --------
                                                       (In thousands)
Operating activities
--------------------
Net income.................................... $116,341   $111,599   $113,221
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Provision for depreciation and amortization   13,488     13,462     12,644
   Gain on sale of fixed assets...............   (1,263)    (1,050)      (596)
   Provision for loan losses..................   17,734      8,341      6,463
   Amortization of investment
      securities premiums.....................    9,965     12,275     16,265
   Accretion of investment
      securities discounts....................   (3,426)    (6,112)      (661)
   Net decrease (increase) in mortgage
     loans held for sale......................    6,445     (5,925)    55,882
   Gain on sale of securities.................   (1,789)      -          (976)
   Amortization of intangible assets..........    8,039      7,722      2,813
   Deferred income taxes......................   (1,123)       (58)    (1,976)
   Increase in prepaid expenses...............   (5,840)    (6,126)    (2,963)
   Decrease (increase) in interest receivable.   11,110     (3,243)      (643)
   Increase (decrease) in interest payable....   (4,320)    19,554      2,793
   Increase in other accrued expenses.........    4,309      4,945      3,421
                                               --------   --------   --------
     Net cash provided by operating activities  169,670    155,384    205,687
                                               --------   --------   --------
Investing activities
--------------------
Proceeds from the sale of available
  for sale securities.........................   64,682       -         2,183
Proceeds from the maturity of held
  to maturity securities......................  790,173    669,373    645,092
Purchase of held to maturity securities....... (489,422)  (780,448)  (255,750)
Net increase in loans......................... (339,606)   (50,122)  (581,584)
Purchases of premises and equipment...........  (14,860)   (13,691)   (14,339)
Sales of premises and equipment...............    4,506      7,162      1,245
Mortgage servicing rights acquired............   (1,351)    (1,190)      (495)
Other intangible assets acquired..............   (5,869)   (16,469)      -
Acquisition of banks, net of cash acquired....     -          -        (1,785)
Other.........................................   (8,774)    (7,526)    (1,310)
                                               --------   --------   --------
     Net cash used for investing activities...     (521)  (192,911)  (206,743)
                                               --------   --------   --------

                                                   Year Ended December 31

                                                 1996       1995       1994
                                               --------   --------   --------
                                                       (In thousands)
Financing activities
--------------------
Net (decrease) increase in deposits...........  (13,457)   240,266    (12,234)
Net increase in short-term borrowings.........   24,769     30,310      2,181
Principal payments on long-term borrowings....   (2,097)    (1,104)      (994)
Proceeds from long-term borrowings............    3,263       -         3,799
Common stock purchased and retired............  (66,311)    (5,695)   (61,855)
Cash dividends paid:
  Common $1.42 per share-1996, $1.34 per
   share-1995 and $1.26 per share-1994........  (47,477)   (45,559)   (40,928)
  Preferred...................................      (45)       (48)       (52)
Cash dividends paid by a bank prior to
  its acquisition.............................     -          -          -
Proceeds from issuance of common stock........    1,139      1,473        745
                                               --------   --------   --------
     Net cash (used for) provided
       by financing activities................ (100,216)   219,643   (109,338)
                                               --------   --------   --------
     Net increase (decrease) in cash and
         cash equivalents.....................   68,933    182,116   (110,394)

     Cash and cash equivalents at
       beginning of year......................  632,858    450,742    561,136
                                               --------   --------   --------
     Cash and cash equivalents at end of year. $701,791   $632,858   $450,742
                                               ========   ========   ========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
   The consolidated financial statements include the accounts of the corporation and all of its subsidiaries. Foreign banking activities and operations other than banking are not significant. All material intercompany transactions and accounts have been eliminated. Certain amounts for years prior to 1996 have been reclassified for comparative purposes.

NATURE OF OPERATIONS
   All of the corporation's income is derived from banking operations or bank-related activities located primarily in Virginia, Maryland and Tennessee. While each of the corporation's nonbank companies is engaged in bank-related activities, the results of their operations have not been material in relation to the operating results of the corporation.

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

MORTGAGE LOANS HELD FOR SALE
   Mortgage loans held for sale to investors are carried at the lower of cost (net of discounts) or market, as determined in the aggregate. Market is determined by investor commitment prices or current auction rates at the date of the financial statements.

LOANS
   Interest on installment loans is recorded as income in amounts that will provide an approximate level yield over the terms of the loans. Accrual of interest on other loans is based generally on the daily amount of principal outstanding. Interest is not accrued on loans if the collection of such interest is doubtful. Loan fees are amortized over the life of the loans, using methods that approximate level yields. The corporation is generally amortizing these amounts over the contractual life.

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

NEW ACCOUNTING PRONOUNCEMENTS
   In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), was issued. SFAS 123 requires entities that have followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations to either adopt a fair value method of accounting for stock-based compensation (as described by SFAS 123) or continue to follow APB 25 and provide additional pro forma disclosures in the notes to the financial statements.
   The corporation continues to follow APB 25 in accounting for its stock options. Under APB 25, when the exercise price of the corporation's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

2. ACQUISITIONS

   On September 25, 1995, First Virginia Bank-Colonial purchased, from a savings and loan, $220 million in deposits of four of its Virginia-based branches. A core deposit premium of $17.105 million was recorded and is being amortized over ten years.
   On December 28, 1994, the merger of Farmers National Bancorp into the corporation was consummated. Farmers National Bancorp operated three banks in
Maryland: Farmers Bank of Maryland, Annapolis, Maryland; Atlantic Bank, Ocean City, Maryland; and The Caroline County Bank, Greensboro, Maryland. Cash of $45.138 million and 2,891,786 shares of the corporation's common stock were issued and were valued at $32.13 per share. The acquisition was accounted for as a purchase, and goodwill and other intangible assets of $62.790 million were recorded and are being amortized over 10 to 25 years.
   On June 17, 1994, the merger of FNB Financial Corporation into the corporation was consummated. FNB Financial Corporation was the bank holding company of First Knoxville Bank, located in Knoxville, Tennessee, and that bank became a wholly owned subsidiary bank of the corporation as a result of the merger. Cash of $2.275 million and 342,295 shares of the corporation's common stock were issued and were valued at $36.63 per share. The transaction was accounted for as a purchase, and goodwill of $7.399 million was recorded and is being amortized over ten years.
   The results of operations of the two acquisitions in 1994 are included in the consolidated statements of income from the date of acquisition through December 31, 1996. Periods prior to the date of acquisition are not included in the consolidated statements of income.

3. PROPOSED ACQUISITIONS

   The corporation has entered into an agreement with Premier Bankshares Corporation to acquire that bank holding company in exchange for 3,624,295 common shares of the corporation. On December 31, 1996, the unaudited total assets of the bank holding company were $761.1 million and shareholders' equity was $78.6 million. Premier Bankshares Corporation operates three banks with 36 offices: $240.2 million Premier Bank-South, N.A.; $320.6 million Premier Bank-Central, N.A. and $199.9 million Premier Bank, N. A. Consummation of the acquisition is contingent upon the approval of the shareholders of Premier Bankshares Corporation and various regulatory agencies.

4. INTANGIBLE ASSETS

   Total intangible assets were (in thousands):
                                                         December 31
                                                      1996          1995
                                                    --------      --------
Goodwill ...........................................$ 58,727      $ 62,716
Core deposit premiums...............................  31,854        29,225
Mortgage servicing rights ..........................   2,836         2,048
Lease rights........................................     740           986
Covenant not to compete and customer lists .........     224           296
                                                    --------      --------
Total intangible assets.............................$ 94,381      $ 95,271
                                                    ========      ========

   Goodwill related to acquisitions prior to 1976 is being amortized on a straight-line basis over 40 years, and goodwill related to acquisitions after 1975 is being amortized over 10 to 25 years. Core deposit premiums, mortgage servicing rights and covenants not to compete, along with the customer lists, are being amortized over 5 to 10 years. Lease rights are being amortized over 15 to 20 years.

5. CASH AND CASH EQUIVALENTS

   All securities underlying the money market investments were under the corporation's control, and the maximum amount of outstanding money market investments at any month-end during 1996 was $435.743 million.
   The corporation's banking affiliates are required by Federal Reserve regulations or by state banking laws to maintain certain minimum cash balances consisting of vault cash and deposits in the Federal Reserve Bank or in other commercial banks. Such restricted balances totaled $103.917 million and $178.594 million as of December 31, 1996 and 1995, respectively.

6. INVESTMENT SECURITIES

   On December 31, 1995, pursuant to the transition provisions of the Financial Accounting Standards Board staff's Special Report on Statement No. 115, the corporation transferred securities with an amortized cost of $62.031 million from the held to maturity category to the available for sale category. The unrealized gain associated with securities transferred was $1.634 million (net of $880 thousand of deferred taxes).
   Securities available for sale consisted entirely of U.S. Government obligations that mature after one year through five years at an average yield of 7.7%. The following reflects the carrying amounts of available for sale securities and held to maturity securities and the related approximate market values (in thousands):

                                   Amortized Unrealized Unrealized  Market
                                      Cost      Gains     Losses    Value
                                   ----------  -------    ------  ----------
Investment securities available
 for sale:
December 31, 1995:
U.S. Government....................$   62,032  $ 2,514  $   -     $   64,546
                                   ==========  =======  ========  ==========
Investment securities held
 to maturity:
December 31,1996:
U.S. Government and its agencies...$1,673,069  $ 4,729   $ 4,476  $1,673,322
State and municipal obligations....   146,872    2,378       191     149,059
Other .............................     1,008       15      -          1,023
                                   ----------  -------   -------  ----------
  Total............................$1,820,949  $ 7,122   $ 4,667  $1,823,404
                                   ==========  =======   =======  ==========
December 31,1995:
U.S. Government and its agencies...$1,920,677  $18,608   $ 3,195  $1,936,090
State and municipal obligations....   199,080    3,434       330     202,184
Other .............................     8,463       59         4       8,518
                                   ----------  -------   -------  ----------
  Total............................$2,128,220  $22,101   $ 3,529  $2,146,792
                                   ==========  =======   =======  ==========
December 31,1994:
U.S. Government and its agencies...$1,785,837  $   367   $51,314  $1,734,890
State and municipal obligations....   280,817      809     3,742     277,884
Other .............................    19,376     -            2      19,374
                                   ----------  -------   -------  ----------
  Total............................$2,086,030  $ 1,176   $55,058  $2,032,148
                                   ==========  =======   =======  ==========

   Securities having a carrying value of $488.691 million and $465.908 million at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes required by law. The maturity ranges of securities, the average yield and fair value by maturity range as of December 31, 1996, are as follows:

                                              U.S. Government
                                              and its Agencies
                                        -----------------------------
                                        Book Value  Fair Value  Yield
                                        ----------  ----------  -----
One year or less........................$  550,612  $  551,677  5.9%
After one year through five years....... 1,005,577   1,005,607  6.0
After five through ten years............   115,653     114,766  7.0
After ten years.........................     1,227       1,272  8.3
                                        ----------  ----------  ----
   Total................................$1,673,069  $1,673,322  6.0%
                                        ==========  ==========  ====

Weighted average maturity...............25 months

                                                   State and
                                                   Municipal
                                        -----------------------------
                                        Book Value  Fair Value  Yield
                                        ----------  ----------  -----
One year or less........................$   53,506  $   53,648  4.5%
After one year through five years.......    82,830      84,757  4.6
After five through ten years............     6,990       7,038  4.7
After ten years.........................     3,546       3,616  6.1
                                        ----------  ----------  ----
   Total................................$  146,872  $  149,059  4.6%
                                        ==========  ==========  ====

Weighted average maturity...............26 months

                                                     Other
                                        -----------------------------
                                        Book Value  Fair Value  Yield
                                        ----------  ----------  -----
One year or less........................$      984  $    1,000  5.5%
After one year through five years.......        10           9  5.5
After five through ten years............        14          14 10.0
After ten years.........................      -           -      -
                                        ----------  ----------  ----
   Total................................$    1,008  $    1,023  5.6%
                                        ==========  ==========  ====

7. LOANS

Loans consisted of (in thousands):                        December 31
                                                        1996        1995
                                                     ----------  ----------
Consumer:
  Automobile installment ............................$2,167,802  $1,836,603
  Home equity, fixed and variable rate...............   987,514   1,091,858
  Revolving credit loans, including credit cards.....   214,615     207,931
  Other..............................................   317,764     300,157
Real estate:
  Construction and land development..................   113,211      97,974
  Commercial mortgage................................   523,251     489,225
  Residential mortgage...............................   504,962     470,994
  Other, including Industrial Development Authority..    88,378      68,431
Commercial...........................................   447,290     474,903
                                                     ----------  ----------
Loans, net of unearned income
  of $238,389 and $332,181                            5,364,787   5,038,076
Less allowance for loan losses.......................    62,761      57,922
                                                     ----------  ----------
  Net loans .........................................$5,302,026  $4,980,154
                                                     ==========  ==========


   Loans on which interest is not being accrued or whose terms have been modified to provide for a reduced rate of interest because of financial difficulties of borrowers, and interest income earned with respect to such loans were (in thousands):
                                                    December 31
                                             1996       1995       1994
                                           -------    -------    -------
Nonaccruing loans........................  $14,906    $17,066    $15,286
Restructured loans ......................    5,537      4,260      2,478
                                           -------    -------    -------
                                           $20,443    $21,326    $17,764
                                           =======    =======    =======

Average balance of nonaccruing loans.....  $15,814    $16,379    $16,502
Allocation of the allowance for loan
  losses for nonaccruing loans...........     -          -          -
Income recorded..........................      256        218        109
Income anticipated under
  original loan agreements.....              1,504      1,639      1,481

   There were no formal commitments of a material amount to lend additional funds under these agreements, but additional advances may be made in the future if it is in the interest of the corporation to do so. Loans modified for reasons other than a reduction in the interest rate were not material in amount.
   The corporation's loans are dispersed among individuals and industries. On December 31, 1996, there was no concentration of loans in any single industry that exceeded 5% of total loans.

   The corporation, in the normal course of business, has made commitments to extend loans and has written standby letters of credit that are not recognized in the financial statements. On December 31, 1996 and 1995, standby letters of credit totaled $22.296 and $20.889 million, respectively, and the unfunded amounts of loan commitments were (in thousands):

                                                        1996        1995
                                                     ----------  ----------
Fixed-rate revolving credit lines ...................$  722,906  $  874,459
Adjustable-rate loans:
  Home equity lines .................................   388,465     388,266
  Commercial loans...................................   485,179     465,415
  Construction and land development loans............    70,787      98,054
  Other .............................................    43,128      46,567
                                                     ----------  ----------
    Total ...........................................$1,710,465  $1,872,761
                                                     ==========  ==========
   As of December 31, 1996, the corporation had mortgage loans held for sale of $12.771 million and additional commitments to fund mortgage loans totaling $66.463 million, with a corresponding commitment to sell $24.059 million of mortgage loans to outside investors. The commitments to sell mortgage loans to outside investors are intended to reduce the corporation's interest rate exposure.
   Mortgage loans being serviced for the benefit of nonaffiliated parties were $613.568 million, $639.652 million and $689.708 million at December 31, 1996, 1995 and 1994, respectively.
   A majority of the commercial, construction and land development commitments and letters of credit will expire within one year, and all loan commitments can be terminated by the corporation if the borrower violates any condition of the commitment agreement.
   The credit risk associated with loan commitments and letters of credit is essentially the same as that involved with loans that are funded and outstanding. The corporation uses the same credit standards on a case-by-case basis in evaluating loan commitments and letters of credit as it does when funding loans, including the determination of the type and amount of collateral, if required.

8. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was (in thousands):
                                                  Year ended December 31
                                                  1996     1995     1994
                                                -------  -------  -------
Balance January 1...............................$57,922  $58,860  $50,927
Increase attributable to acquired banks ........   -        -       6,412
Provision charged to operating expense ......... 17,734    8,341    6,463
                                                -------  -------  -------
                                                 75,656   67,201   63,802
                                                -------  -------  -------
Deduct:
  Loans charged off............................. 16,611   12,721    8,756
  Less recoveries...............................  3,716    3,442    3,814
                                                -------  -------  -------
  Net charge-offs............................... 12,895    9,279    4,942
                                                -------  -------  -------
Balance December 31.............................$62,761  $57,922  $58,860
                                                =======  =======  =======

   Most of the corporation's loans are small, homogeneous loans to consumers with regular monthly repayment schedules, and accordingly, none of the allowance has been allocated to specific credits.


9. PREMISES, EQUIPMENT AND LEASES

Premises and equipment consisted of (in thousands):
                                                          December 31
                                                        1996       1995
                                                      --------   --------
Land .................................................$ 34,052   $ 33,489
Premises and improvements............................. 150,831    148,471
Furniture and equipment............................... 102,380    100,482
                                                      --------   --------
                                                       287,263    282,442
Accumulated depreciation and amortization............. 139,076    132,274
                                                      --------   --------
  Carrying value .....................................$148,187   $150,168
                                                      ========   ========

   The corporation's subsidiaries have entered into lease agreements with unaffiliated persons for premises, principally banking offices. Many of the leases have one or more renewal options, generally for five or ten years, and some contain a provision for increased rent during the renewal period. Leases containing a provision for contingent payments are not significant in either number or amount. Portions of a few premises are subleased, and the amount of rent received is not material. There are no significant restrictions imposed on the corporation or its subsidiaries by the lease agreements. The subsidiaries also lease a portion of their computer systems and other equipment. Leases on five banking offices have been recorded as capital leases. The effect of capitalizing such leases on net income has not been material.
   Minimum rental payments over the noncancellable term of operating and capital leases having a remaining term in excess of one year are (in thousands):


1997..............................................$ 6,830
1998..............................................  6,527
1999..............................................  5,579
2000..............................................  4,467
2001..............................................  3,425
Thereafter........................................ 15,596
                                                  -------
Total minimum lease payments......................$42,424
                                                  =======

   During 1996, 1995 and 1994, occupancy and equipment expense included the rent paid on operating leases of $18.118 million, $15.460 million and $14.724 million, respectively, and was reduced by rental income of $1.792 million, $2.312 million and $2.162 million, respectively, applicable to leases to unaffiliated persons, generally for a five-to-ten-year duration.

10. INDEBTEDNESS

Short-term borrowings consisted of (in thousands):
                                                          December 31
                                                        1996       1995
                                                      --------   --------
Securities sold under agreements to repurchase .......$198,306   $177,789
Commercial paper (Parent company only) ...............  36,182     31,930
                                                      --------   --------
                                                      $234,488   $209,719
                                                      ========   ========

   Securities sold under agreements to repurchase generally mature within one business day from the transaction date. The maximum amount of outstanding agreements for any month-end during 1996 was $207.021 million, and the securities underlying the agreements were under the corporation's control. Commercial paper maturities range from 1 to 270 days. Bank lines of credit available to the corporation amounted to $50 million at December 31, 1996 and 1995. Such lines were not being used on either of those dates.
   Long-term indebtedness consisted of (in thousands):

                                                          December 31
                                                        1996       1995
                                                       ------     ------
Capital leases ......................................     613        755
7.9% note due December 1997..........................    -         1,955
3.12% note due December 1999.........................   3,263       -
                                                       ------     ------
                                                       $3,876     $2,710
                                                       ======     ======

   The capital leases are on properties that had a carrying value of $702 thousand and $809 thousand on December 31, 1996 and 1995, respectively.
   The principal maturities of debt, other than short-term borrowings, in each of the five years after December 31, 1996, will be $1.083 million, $1.103 million, $1.132 million, $12 thousand and $21 thousand, respectively.
   Interest paid on deposits and indebtedness during the years 1996, 1995 and 1994 totaled $216.618 million, $195.948 million and $140.194 million, respectively.


11. PREFERRED STOCK

  There are three million shares of preferred stock, par value of $10 per share, authorized. The following four series of cumulative convertible pre-ferred stock were outstanding as of December 31:
                                                       Number of Shares
         Series              Dividends                  1996       1995
                                                       ------     ------
           A                     5%                    21,511     23,040
           B                     7%                     5,750      6,000
           C                     7%                     9,836     10,484
           D                     8%                    27,591     29,996
                                                       ------     ------
                                                       64,688     69,520
                                                       ======     ======

   The Series A, Series B and Series D shares are convertible into one and one-half shares of common stock, and the Series C shares are convertible into one and two-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share.


12. COMMON STOCK

   There are 60 million shares of common stock, par value $1 per share, authorized, and 32.408 million shares and 33.951 million shares were outstanding on December 31, 1996 and 1995, respectively.
   On December 31, 1996, options to purchase 304,462 shares of common stock were outstanding under employee stock option and stock appreciation rights plans. An additional 166,350 shares are authorized for further granting of options and rights. Options for 130,012 shares were exercisable on December 31, 1996, at a weighted-average price of $22.81. Additional options becoming exercisable in subsequent years total 35,508 in 1997 at an average price of $37.12; 41,958 in 1998 at an average price of $38.84; 41,709 in 1999 at an average price of $38.88; 23,875 in 2000 at an average price of $43.53; 23,500 in 2001 at an average price of $43.56; and 7,900 in 2002 at an average price of $46.88.


                                                Options
                             -----------------------------------------------
                              Options  Unexercised      Option      Average
                             Available     Or           Price       Option
                                To     Outstanding       Per       Price Per
                               Grant     Options        Share        Share
                             --------    --------   --------------  --------

Balance, January 1, 1994..... 281,500     345,263   $12.25 - 32.75   $23.59
Exercised ...................    -        (42,963)   12.25 - 23.08    18.00
                             --------    --------   --------------  --------
Balance, December 31, 1994... 281,500     302,300    14.83 - 32.75    24.39
Forfeited....................   4,100      (4,100)           32.13    32.13
Granted...................... (83,500)     83,500            41.88    41.88
Exercised ...................    -        (61,410)   14.83 - 32.75    22.95
                             --------    --------   --------------  --------
Balance, December 31, 1995... 202,100     320,290    14.83 - 41.88    29.24
Forfeited....................   3,750      (3,750)   32.13 - 41.88    36.68
Granted...................... (39,500)     39,500            46.88    46.88
Exercised ...................    -        (51,578)   14.83 - 32.13    21.55
                             --------    --------   --------------  --------
Balance, December 31, 1996... 166,350     304,462   $14.83 - 46.88   $33.61
                             ========    ========   ==============  ========

   A stock appreciation right entitles the holder to the difference between the value of a share of common stock on the exercise date and the value on the date the right was granted. Payment will be made with common stock based on its value on the exercise date. In 1994, 9,014 shares were issued for 31,963 rights. In 1995, 9,155 shares were issued for 20,432 rights and in 1996, 4,455 shares were issued for 8,250 rights. Holders of 62,137 options outstanding on December 31, 1996, with an average price of $21.85, may elect on the exercise date to receive the benefits of a stock appreciation right rather than an option. Compensation expense is recognized in connection with stock appreciation rights based on the current market value of the common stock. No compensation expense is recognized in connection with stock options, unless an election can be made by the holder to treat the option as a stock appreciation right.
   A stock option is accounted for at the difference between the market price of the stock on the measurement date and the amount the employee is required to pay. All options are granted at full market price on the date of the grant and, therefore, no compensation expense is recognized. In certain cases, a holder may exercise an option as a stock appreciation right. Stock appreciation rights are measured in the same way as an option, except that in subsequent periods if a change in the market value of the shares occurs, then adjustments between the current market price and previously accrued amounts are recorded as compensation expense.
   The exercise price for the options authorized will be the market value of the corporation's common stock on the date of the grant. The options generally vest within five years after the grant date and expire ten years after the grant date.
   Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the corporation had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996: risk-free interest rate of 6.81% dividend yield of 3.30%, volatility factors of the expected market price of the corporation's common stock of .19 and a weighted-average expected life of the option of 8 years.
   The corporation's pro forma net income for 1996 and 1995 was $116.182 million and $111.577 million, respectively, and the pro forma primary earnings per share for 1996 and 1995 were $3.49 and $3.28, respectively. The weighted average grant date fair value of options granted during 1996 and 1995 were $11.64 and $10.40, respectively. The weighted average remaining contractual life is 9.3 years.
   The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.
   At December 31, 1996, 565,519 shares of common stock were reserved: 94,707 for the conversion of preferred stock and 470,812 for stock options and stock appreciation rights.
   The corporation has adopted a shareholder rights plan, which under certain circumstances will give the holders of the corporation's common stock the right to purchase shares of its preferred stock or other securities. The rights will become exercisable if a person or entity should acquire 20% or more of the corporation's voting stock, unless it is acquired pursuant to an offer for all outstanding shares of common stock at a price and on terms determined by the Board of Directors to be adequate and in the best interests of the corporation and its shareholders.
   If the rights become exercisable, the holder of each share of common stock, except the person or entity acquiring 20% or more of the voting stock, will have the right to purchase for $90 the number of one one-hundredths of a share of preferred stock or equivalent security equal to $180, divided by the then market value of one share of common stock. In the event of a merger involving an exchange of common stock, the holder of each right except the acquiring person or entity, will also have the right to purchase for $90 the number of shares of common stock of the acquiring company having a then market value of $180.
   The corporation may redeem the rights for $.01 per right, at its option, at any time prior to the date they become exercisable. The rights expire on August 8, 1998.

13. RESTRICTIONS ON LOANS AND DIVIDENDS FROM SUBSIDIARIES

   The corporation's banking affiliates and its life insurance subsidiary are subject to federal and/or state statutes that prohibit or restrict certain of their activities, including the transfer of funds to the corporation. There are restrictions on loans from banks to their parent company, and banks and life insurance companies are limited as to the amount of cash dividends that they can pay. As of December 31, 1996, the corporation's equity in the net assets of its subsidiaries, after elimination of intercompany deposits and loans, totaled $679.922 million. Of that amount, $621.064 million was restricted as to the payment of dividends. Consolidated retained earnings in the amount of $404.925 million were free of limitations on the payment of dividends to the corporation's shareholders as of December 31, 1996.


14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Off-Balance Sheet Instruments: The estimated fair value of off-balance sheet items was not material at December 31, 1996. The corporation does not engage in hedging or swap transactions, nor does it employ any derivative securities.

The estimated fair values of the corporation's financial instruments as of December 31 are summarized below (in thousands):

                                      1996                     1995
                             Carrying      Fair       Carrying      Fair
                              Amount       Value       Amount       Value
                            ----------  ----------   ----------  ----------
Financial assets:
  Cash and cash equivalents $  701,791  $  701,791   $  632,858  $  632,858
  Investment securities....  1,820,949   1,823,404    2,192,766   2,211,338
  Loans, net...............  5,377,558   5,379,826    5,057,292   5,061,305
  Other earning assets.....     19,672      19,672       11,528      11,528

Financial liabilities:
  Deposits.................  7,042,650   7,060,513    7,056,107   7,073,767
  Short-term borrowings....    234,488     234,488      209,719     209,719
  Long-term indebtedness...      3,263       3,263        1,955       1,952

   SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The disclosures also do not include certain intangible assets such as deposit base intangible, mortgage servicing rights and goodwill. Accordingly, the aggregate fair value amount presented should not be interpreted as representing the underlying value of the corporation.


15. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

   The corporation and its subsidiaries have a noncontributory, defined-benefit pension plan covering substantially all of their qualified employees. The benefits are based on years of service and the employee's compensation during the last ten years of employment. The corporation's funding policy is to make annual contributions in amounts necessary to satisfy the Internal Revenue Service's funding standards to the extent they are deductible against taxable income. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Contributions to the plan totaled $4.490 million, $4.851 million and $3.665 million in 1996, 1995 and 1994, respectively. Contributions include normal costs of the plan and amortization for periods of up to 40 years of unfunded past service cost.
   In 1996, the corporation established an unfunded nonqualified plan that provides retirement benefits to certain officers in accordance with the same computational terms as the qualified plan when those terms provide benefits in excess of the amounts payable under the IRS-qualified rules.
   Pension expense included the following components (in thousands):

                                               1996
                                         ------------------
                                                  Unfunded
                                         Funded Supplemental
                                          Plan      Plan     1995     1994
                                         ------    ------   ------   ------
Service cost -
   benefits earned during the period.... $3,803    $   37   $2,737   $2,739
Interest cost on
   projected benefit obligation.........  6,901        88    6,167    4,844
Actual return on plan assets............(10,545)      -    (15,094)     192
Net amortization and deferral ..........  2,899       102    8,821   (5,972)
                                         ------    ------   ------   ------
  Net periodic pension cost............. $3,058    $  227   $2,631   $1,803
                                         ======    ======   ======   ======

The following table sets forth the plan's funded and unfunded status and amounts recognized in the consolidated balance sheets (in thousands):

                                                      1996
                                                ------------------
                                                          Unfunded    1995
                                                  Funded  Supplemental Funded
                                                   Plan       Plan      Plan
                                                 --------   -------    -------
Accumulated benefit obligations:
   Vested......................................  $ 70,939   $   328    $72,950
   Nonvested...................................     8,348        37      5,128
                                                 --------   -------    -------
Total accumulated benefit obligations..........  $ 79,287   $   365    $78,078
                                                 ========   =======    =======
Plan assets at fair value .....................   102,869       -       91,275
Projected benefit obligation for service
   rendered to date............................    96,547     1,240     96,666
                                                 --------   -------    -------
Plan assets in excess of (less than)
   projected benefit obligation................     6,322    (1,240)    (5,391)
Unrecognized net loss (gain) from past
   experience different from that assumed and
   effects of change in assumptions............     9,116      (103)    19,611
Unamortized prior service cost.................    (1,611)    1,116     (1,839)
Unrecognized net obligation at January 1, 1990
   being recognized over 15 years .............        44       -           58
                                                 --------   -------    -------
Prepaid pension cost included in other assets..  $ 13,871   $  (227)   $12,439
                                                 ========   =======    =======

   The assets of the plan consist of U.S. Treasury securities, 42%; other debt obligations, 8%; stocks, 42%; and cash and equivalents, 8%. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.75% and 4.75%, respectively. The expected long-term rate of return on plan assets was 9%.
   The corporation and its subsidiaries have a thrift plan to which employees with one year of service may elect to contribute up to 6% of their salary. The corporation contributes to the plan to the extent of 50% of the employees' contributions, and an additional 25% contribution is made if a specified profit objective is met. A 75% employer match was made in each of the years 1996, 1995 and 1994 when the corporation's contributions to the plan totaled $3.713 million, $3.582 million and $3.212 million, respectively. The plan is administered under the provisions of Section 401(k) of the Internal Revenue Code.
   Certain individuals who were participating in any of the corporation's medical plans at retirement may elect to receive medical benefits similar to those provided for active employees if they make their elections within 30 days of retirement. Terminated employees may elect to receive such benefits for a limited period. The corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to full-time employees who have worked at least 10 years and have attained age 55 while in service with the corporation. The benefits are based on years of service and are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. Employees hired after December 31, 1993, may participate in the plan but must pay 100% of the cost. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with the corporation's expressed intent to increase the retiree contribution rate annually for the expected increase in medical costs for that year. The corporation has set a maximum amount that it will contribute per year of approximately three times the 1993 contribution level. The plan is not funded.
   The liability for postretirement benefits is unfunded. The following table presents the status of the plan, reconciled with amounts recognized in the corporation's statement of financial position (in thousands):

                                                           December 31
                                                          1996     1995
                                                        -------  -------
Accumulated postretirement benefit obligation:
   Retirees ........................................... $ 5,253  $ 5,218
   Fully eligible, active plan participants ...........   2,271    3,238
   Other active plan participants .....................   8,231    9,131
                                                        -------  -------
                                                         15,755   17,587

Plan assets at fair value .............................    -        -
                                                        -------  -------
Accumulated postretirement benefit obligation
   in excess of plan assets ...........................  15,755   17,587
Unrecognized net gain or (loss) .......................   1,700   (1,465)
Unrecognized transition obligation ....................   9,768   10,378
                                                        -------  -------
Accrued postretirement benefit cost ................... $ 7,687  $ 5,744
                                                        =======  =======

Net periodic postretirement benefit cost includes the following components:

                                                    1996    1995    1994
                                                   ------  ------  ------
Service cost ......................................$  768  $  638  $  971
Interest cost ..................................... 1,120   1,046   1,223
Amortization of transition obligation over 20 years   611     611     611
Net amortization and deferral......................   -      (127)    102
                                                   ------  ------  ------
Net periodic postretirement benefit cost...........$2,499  $2,168  $2,907
                                                   ======  ======  ======

   The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost-trend rate) is 10.6% for 1996 and is assumed to decrease gradually to 5.0% for 2004 and to remain at that level thereafter. The health care cost-trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost-trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by $967 thousand, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by $102 thousand. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% at December 31, 1996. The corporation has limited its exposure to increases in health care cost-trend rates by setting a cap on the maximum amount it will ever pay on any one retiree and by passing through 100% of the cost of retiree health care to new employees hired after December 31, 1993.


16. COMMITMENTS AND CONTINGENCIES

   The corporation, in the normal course of its business, is the subject of legal proceedings instituted by customers and others. In the opinion of the corporation's management, there were no legal matters pending as of December 31, 1996, that would have a material effect on its financial statements.

17. INCOME TAXES

Significant components of the corporation's deferred-tax liabilities and assets are as follows (in thousands):

                                                            December 31
                                                           1996     1995
                                                         -------  -------
Deferred-tax liabilities:
  Life insurance reserves................................$ 2,671  $ 2,683
  Depreciation...........................................  5,693    6,406
  Other..................................................  8,446    6,299
                                                         -------  -------
  Total deferred-tax liabilities ........................ 16,810   15,388
                                                         -------  -------
Deferred-tax assets:
  Installment loan interest and fees.....................  2,519    2,807
  Deferred compensation..................................  6,367    5,952
  Allowance for loan losses.............................. 21,772   19,963
  Other.................................................. 10,218    9,609
                                                         -------  -------
  Total deferred-tax assets.............................. 40,876   38,331
                                                         -------  -------
Net deferred-tax assets .................................$24,066  $22,943
                                                         =======  =======

   The provision for income taxes includes amounts currently payable and amounts deferred to or from other years as a result of differences in timing of income or expenses for reporting and tax purposes. The income tax provision includes the following amounts (in thousands):

                                                    Year Ended December 31
                                                   -------------------------
                                                       1996     1995     1994
                                                     -------  -------  -------
Current:
  Federal income taxes ..............................$59,529  $54,572  $55,570
  State income taxes.................................  1,577    2,165      966
                                                     -------  -------  -------
  Total current...................................... 61,106   56,737   56,536
                                                     -------  -------  -------
Deferred (benefit):
  Federal income taxes .............................. (1,206)     160   (1,910)
  State income taxes.................................     83     (218)     (66)
                                                     -------  -------  -------
  Total deferred .................................... (1,123)     (58)  (1,976)
                                                     -------  -------  -------
Provision for income taxes...........................$59,983  $56,679  $54,560
                                                     =======  =======  =======
  Income taxes paid during the year..................$59,100  $54,612  $56,260
                                                     =======  =======  =======

   The exclusion of certain categories of income and expense from taxable net income results in an effective tax rate that is lower than the statutory federal rate. The differences in the rates are as follows (dollars in thousands):

                                          Year Ended December 31
                                   1996            1995            1994
                              --------------- --------------- ---------------
                              Amount  Percent Amount  Percent Amount  Percent
                              ------- ------- ------- ------- ------- -------
Statutory rate................$61,713   35.0% $58,897   35.0% $58,723   35.0%
Nontaxable interest on
  municipal obligations....... (3,769)  (2.1)  (4,606)  (2.7)  (4,874)  (2.9)
Other items ..................  2,039    1.1    2,388    1.4      711     .4
                              ------- ------- ------- ------- ------- -------
Effective rate................$59,983   34.0% $56,679   33.7% $54,560   32.5%
                              ======= ======= ======= ======= ======= =======


18. EARNINGS PER SHARE

   Earnings per share of common stock, after giving effect to dividends on preferred stock of $44 thousand in 1996, $47 thousand in 1995 and $51 thousand in 1994, are based on 33.270 million, 34.056 million and 32.281 million average shares outstanding, respectively. The dilutive effect upon earnings per share of the conversion of the outstanding convertible preferred stock and other items was not material for any of the three years.


19. RELATED-PARTY TRANSACTIONS

   Directors and officers of the corporation and their affiliates were customers of, and had other transactions with, the corporation in the ordinary course of business. The corporation has made residential mortgage loans at favorable rates to officers of the corporation and its subsidiaries who have been relocated for the convenience of the corporation. Other loan transactions with directors and officers were made on substantially the same terms as those prevailing for comparable loans to other persons and did not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 1996 and 1995, loans to directors and executive officers of the corporation and its largest subsidiary bank, where the aggregate of such loans exceeded $60 thousand, totaled $72.361 million and $79.261 million, respectively. During 1996, $197.609 million of new loans were made and repayments totaled $204.509 million. These totals include loans to certain business interests and family members of the directors and executive officers, and no losses are anticipated in connection with any of the loans.

20. REGULATORY CAPITAL ADEQUACY REQUIREMENTS

   The corporation and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the corporation and its subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the corporation and its subsidiary banks meet all capital adequacy requirements to which it is subject.
   As of June 30, 1996, the most recent notification from the federal banking agencies categorized the corporation and its subsidiaries as well capitalized under the regulatory framework. There are no conditions or events since that notification that management believes have changed the institution's category. To be categorized as adequately capitalized the corporation and its subsidiary banks must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The regulatory requirement for the Tier 1 leverage ratio is 3% for the highest rated banks with an additional 100-200 basis points for all other banks.


   The actual capital amounts and ratios of the corporation and its largest subsidiary bank are presented in the following table:

                                                   For          To Be Well
                                                 Capital     Capitalized Under
                                                 Adequacy    Prompt Corrective
                                  Actual         Purposes    Action Provisions
                              --------------  --------------  ---------------
                              Capital  Ratio  Capital  Ratio  Capital   Ratio
                              -------- -----  -------- -----  --------  -----
As of December 31, 1996:
  Tier 1 leverage ratio:
    Consolidated............. $780,695  9.69% $241,661 3.00%  $402,769  5.00%
    Largest subsidiary bank..  237,632  7.64    93,311 3.00    155,518  5.00
  Tier 1 risk-based capital:
    Consolidated.............  780,695 13.57   230,200 4.00    345,300  6.00
    Largest subsidiary bank..  237,632 10.39    91,499 4.00    137,249  6.00
  Total risk-based capital:
    Consolidated.............  843,456 14.66   460,400 8.00    575,500 10.00
    Largest subsidiary bank..  261,591 11.44   182,999 8.00    228,749 10.00


As of December 31, 1995:
  Tier 1 leverage ratio:
    Consolidated............. $777,501  9.63% $242,152 3.00%  $403,587  5.00%
    Largest subsidiary bank..  224,315  7.26    92,678 3.00    154,461  5.00
  Tier 1 risk-based capital:
    Consolidated.............  777,501 15.42   201,713 4.00    302,569  6.00
    Largest subsidiary bank..  224,315 11.19    80,149 4.00    120,224  6.00
  Total risk-based capital:
    Consolidated.............  835,423 16.57   403,426 8.00    504,282 10.00
    Largest subsidiary bank..  245,036 12.23   160,298 8.00    200,373 10.00

   Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on the corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the corporation and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

21. FIRST VIRGINIA BANKS, INC. (PARENT COMPANY ONLY)
    CONDENSED FINANCIAL INFORMATION (IN THOUSANDS)

                                      BALANCE SHEETS
                                                              December 31
                                                            1996       1995
                                                          --------   --------
Assets
  Cash and noninterest-bearing deposits
    principally in affiliated banks.......................$  3,354   $  4,350
  Securities purchased under agreements to resell.........  84,020     99,080
  Investment in affiliates based on the corporation's
    equity in their net assets:
     Banking companies.................................... 653,644    634,573
     Bank-related companies...............................  14,261     14,601
  Investment securities, (market value $15,006-1996
       and $10,794-1995)..................................  14,917     10,586
  Loans (including $10,621-1996 and $16,627-1995
       to affiliated companies) ..........................  23,677     25,263
  Premises and equipment..................................  32,448     33,378
  Goodwill and core deposit premium.......................  67,154     71,773
  Other assets ...........................................  46,473     40,193
                                                          --------   --------
    Total Assets .........................................$939,948   $933,797
                                                          ========   ========

Liabilities
  Interest, taxes and other liabilities ..................$ 32,489   $ 32,220
  Commercial paper .......................................  36,182     31,930
                                                          --------   --------
    Total Liabilities ....................................  68,671     64,150
                                                          --------   --------
Shareholders' Equity
  Preferred stock.........................................     647        695
  Common stock............................................  32,408     33,951
  Capital surplus.........................................  43,531    107,112
  Retained earnings....................................... 794,691    727,889
                                                          --------   --------

    Total Shareholders' Equity............................ 871,277    869,647
                                                          --------   --------
    Total Liabilities and Shareholders' Equity............$939,948   $933,797
                                                          ========   ========

                                   STATEMENTS OF INCOME

                                                    Year Ended December 31
                                                    1996      1995     1994
                                                  --------  --------  --------
Income
Dividends from affiliates:
  Banking companies...............................$108,016  $109,682  $123,024
  Bank-related companies .........................   1,700       325      -
Service fees from affiliates......................  12,364    13,864     9,017
  Rental income:
   Affiliates ....................................   5,662     5,937     6,692
   Other .........................................   1,327     1,882     1,975
Interest and dividends on investment securities...   5,884     5,006     3,706
Other income:
  Affiliates .....................................   1,356     1,915     2,339
  Other ..........................................     368       387     1,187
                                                  --------  --------  --------
    Total income.................................. 136,677   138,998   147,940
                                                  --------  --------  --------

Expenses
Salaries and employee benefits....................  15,257    15,406    14,092
Interest .........................................   1,484     1,383       829
Other expenses:
  Paid to affiliates..............................     674     1,714     1,694
  Other ..........................................  13,003    12,904     9,715
                                                  --------  --------  --------
    Total expense.................................  30,418    31,407    26,330
                                                  --------  --------  --------
Income before income taxes and equity in
     undistributed income of affiliates .......... 106,259   107,591   121,610
Federal income tax (credits)......................    (492)      124      (706)
                                                  --------  --------  --------
Income before equity in
     undistributed income of affiliates........... 106,751   107,467   122,316
Equity in undistributed income of affiliates .....   9,590     4,132    (9,095)
                                                  --------  --------  --------
Net income........................................$116,341  $111,599  $113,221
                                                  ========  ========  ========

                                 STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31
                                                     1996      1995     1994
                                                   --------  -------- --------
Net cash provided by operating activities..........$113,975  $111,810 $125,485
                                                   --------  -------- --------
Investing activities:
  Proceeds from the sale of
     available for sale securities.................    -         -       1,195
  Proceeds from maturity of
     held to maturity securities...................   8,525     1,400   20,699
  Purchase of investment securities ............... (12,884)   (1,977)  (4,263)
  Net (increase) decrease in loans.................   1,586   (10,142)  38,308
  Purchases of premises and equipment .............    (999)     (844)  (1,749)
  Sales of premises and equipment .................      22     4,985       28
  Investment in affiliates.........................  (9,140)  (25,585) (43,651)
  Other............................................  (8,699)    1,601   (6,524)
                                                   --------  -------- --------
     Net cash (used for)
        provided by investing activities........... (21,589)  (30,562)   4,043
                                                   --------  -------- --------
Financing activities:
  Net increase in short-term borrowings............   4,252    11,563    3,146
  Common stock purchased and retired............... (66,311)   (5,695) (61,855)
  Cash dividends - common.......................... (47,477)  (45,559) (40,928)
  Cash dividends - preferred.......................     (45)      (48)     (52)
  Proceeds from issuance of common stock...........   1,139     1,473      745
                                                   --------  -------- --------
     Net cash used for financing activities .......(108,442)  (38,266) (98,944)
                                                   --------  -------- --------
     Net increase (decrease) in cash and
                cash equivalents................... (16,056)   42,982   30,584
     Cash and cash equivalents at beginning of year 103,430    60,448   29,864
                                                   --------  -------- --------
     Cash and cash equivalents at end of year......$ 87,374  $103,430 $ 60,448
                                                   ========  ======== ========

Net cash provided by operating activities has been
    reduced (increased) by the following
    cash payments (receipts):
  Interest on indebtedness......................... $ 1,431   $ 1,371  $   823
  Income taxes.....................................     705      (990)    (467)

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


                                                /S/ Barry J. Fitzpatrick
                                                ________________________
                                                Barry J. Fitzpatrick
                                                Chairman, President and
                                                Chief Executive Officer



                                               /S/ Richard F. Bowman
                                               ________________________
                                               Richard F. Bowman
                                               Senior Vice President,
                                               Treasurer and
                                               Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
-------------------------------------------------

To the Shareholders and Board of Directors
First Virginia Banks, Inc.

   We have audited the accompanying consolidated balance sheets of First Virginia Banks, Inc., as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Virginia Banks, Inc., at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Washington, D.C.
January 21, 1997


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


                                        PART III
                                        --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The Board of Directors is divided into three classes (A, B and C). The term of office for Class A directors will expire at this Annual Meeting. Five persons, all of whom are presently on the Board, have been nominated to serve as Class A directors. If elected, the five nominees for Class A directors will serve for a term of three years.

     Certain information concerning the nominees for election at this meeting and the Class B and Class C directors who will continue in office after the meeting is set forth below and on the following pages.

NOMINEES FOR CLASS A DIRECTORS

Barry J. Fitzpatrick, 56, is Chairman of the Board, President and Chief Executive Officer of First Virginia. He is Chairman of the Board of First Virginia Bank in Falls Church and a director of a number of nonbank affiliated companies including First Virginia Services, Inc., and First Virginia Credit Services, Inc. He was appointed Chairman of the Board and Chief Executive Officer of First Virginia effective January 1, 1995, and President effective July 1, 1995. He was Executive Vice President of First Virginia from May 1992, until January 1, 1995, and was Senior Vice President and Regional Executive Officer from June 1982, to May 1992. He serves on the Executive Committee, the Public Policy Committee and the Director Nominating Committee. He beneficially owns 49,472 shares of First Virginia Common Stock. (1)

Elsie C. Gruver, 70, is a community and civic leader in Arlington, Virginia, and has been a director of First Virginia since 1973. She is Chairman of the Public Policy Committee and a member of the Audit Committee and beneficially owns 6,436 shares of Common Stock. (2)

W. Lee Phillips, Jr., 61, is a professional engineer, also involved in real estate management and home building in Falls Church, Virginia, and southern Maryland since 1991. Prior to that, he was a professional engineer and land surveyor (1959-1991) and Chairman of the Board, Walter L. Phillips, Inc. (1976-1991). He has been a director of First Virginia since 1985 and is a director of First Virginia Bank, Falls Church, Virginia. He serves on the Audit Committee, as well as the Management Compensation and Benefits Committee, and beneficially owns 8,254 shares of Common Stock. (3)

Josiah P. Rowe, III, 68, has been Co-Publisher and General Manager of The Free Lance-Star Publishing Co. of Fredericksburg, Virginia, since 1949 and has been a director of First Virginia since 1991. He is a director of First Virginia Bank, Falls Church, Virginia. He serves on the Public Policy Committee and the Director Nominating Committee and beneficially owns 1,500 shares of Common Stock and 100 shares of Preferred Stock.

Albert F. Zettlemoyer, 62, retired in 1995 as President of the Government Systems Group of UNISYS Corporation in McLean, Virginia, and as Executive Vice President of UNISYS Corporation. He has been a director of First Virginia since 1978. Prior to being President of the Government Systems Group, he was Vice President of UNISYS (1991-1993) and President of Paramax Corporation, a subsidiary of UNISYS (1992). He serves on the Executive Committee and chairs the Management Compensation and Benefits Committee. He beneficially owns 6,000 shares of Common Stock. (4)

CLASS B DIRECTORS
(Serving until the 1998 Annual Meeting)

Edward L. Breeden, III, 61, has been a partner in the law firm of Breeden, MacMillan & Green in Norfolk, Virginia, since 1959 and has been a director of First Virginia since 1982. He is a director of First Virginia Bank of Tidewater, Norfolk, Virginia, and of First Virginia Life Insurance Company. He serves on both the Executive Committee and the Public Policy Committee and chairs the Audit Committee. He beneficially owns 66,158 shares of Common Stock. (5)

Gilbert R. Giordano, 68, has been an attorney since 1956 and senior partner in the law firm of Giordano & Villareale, P.A., in Upper Marlboro, Maryland, since 1972. He has been a director of First Virginia since 1989. He is Chairman of the Board of First Virginia Bank-Maryland, Upper Marlboro, Maryland. He serves on the Audit Committee and the Director Nominating Committee and beneficially owns 223,043 shares of Common Stock. (6)

Eric C. Kendrick, 50, has been President of Mereck Associates, Inc., a real estate management and development firm in Arlington, Virginia, since 1989 and has been a director of First Virginia since 1986. He serves on the Management Compensation and Benefits Committee and the Public Policy Committee. He beneficially owns 50,973 shares of Common Stock. (7)

John B. Melvin, 72, is the retired Chairman of the Board, Coca-Cola Bottling Co. of Annapolis, Maryland, and the former Trustee of the Stanley Family Bottling Company Trust. He is a director of Farmers Bank of Maryland, a subsidiary bank of First Virginia located in Annapolis, Maryland. He serves on the Audit Committee. He beneficially owns 19,620 shares of Common
Stock. (8)

Robert H. Zalokar, 69, is the retired Chairman of the Board and Chief Executive Officer of First Virginia (1984-1994). He has been a director of First Virginia since 1959. He is also a director of First Virginia Bank in Falls Church and a director of First Virginia Life Insurance Company and First Virginia Mortgage Company. He serves as Chairman of the Executive Committee and the Director Nominating Committee and is a member of the Public Policy Committee. He beneficially owns 124,301 shares of Common Stock.

CLASS C DIRECTORS
(Serving until the 1999 Annual Meeting)

Paul H. Geithner, Jr., 66, is the retired President and Chief Administrative Officer of First Virginia (1985-1995) and has been a director of First Virginia since 1984. He also is a director of First Virginia Life Insurance Company, a nonbank affiliate. He is a member of the Public Policy Committee and the Executive Committee. He beneficially owns 39,064 shares of Common Stock.(9)

L. H. Ginn, III, 63, has been President since 1975 of Lighting Affiliates, Inc., a distributor of electrical fixtures located in Richmond, Virginia, and has been a director of First Virginia since 1978. Mr. Ginn is a retired
U. S. Army Reserve Major General. He is Chairman of the Board of First Virginia Bank-Colonial, Richmond, Virginia. He is a member of the Executive Committee and the Director Nominating Committee and beneficially owns 12,599 shares of Common Stock. (10)

T. Keister Greer, 75, has been principal of T. Keister Greer, P.C., in Rocky Mount, Virginia, since 1995 and has been a director of First Virginia since 1976. Prior to that, he was Counsel to Greer & Melesco (1972-1994) and Counsel to Greer & Greer (1990-1991). During 1996, he was Chairman of the Board of First Virginia Bank-Franklin County, Rocky Mount, Virginia. Mr. Greer is a member of the Public Policy Committee and the Director Nominating Committee and beneficially owns 17,100 shares of Common Stock. (11)

Edward M. Holland, 57, has been an attorney in Arlington, Virginia, since 1966 and is a former member of the Virginia General Assembly (Senate) (1972-1996). He has been a director of First Virginia since 1974. He also is a director of First Virginia Bank, Falls Church, Virginia. He serves on the Executive Committee and the Management Compensation and Benefits Committee and beneficially owns 57,479 shares of Common Stock. (12)

 (1) Includes options to purchase 17,750 shares of Common Stock that are currently exercisable but does not include options to purchase 36,000 shares of Common Stock that are not currently exercisable.

 (2) Includes 2,282 shares of Common Stock held in a Keogh Plan,
     900 shares held in an Individual Retirement Account and 900 shares held in her spouse's Individual Retirement Account.

 (3) Includes 3,000 shares held by a trust of which Mr. Phillips is a trustee.

 (4) All of the shares are held jointly with spouse.

 (5) Includes 7,500 shares held by a corporation of which Mr.
     Breeden is President, 16,325 shares held by two foundations of which Mr. Breeden is Chairman, and 38,175 shares held by two trusts of which Mr. Breeden is trustee.

 (6) Includes 271 shares held in a trust for his son, 87 shares held by his spouse and daughter, 529 shares held by his spouse and son, 10,819 shares held by the Giordano Family Foundation, 4,476 shares held by his spouse as custodian for his son, and 16,133 shares held by his spouse alone.

 (7) Includes 7,728 shares held by his spouse and 1,729 shares held by a corporation of which Mr. Kendrick is a director and president.

 (8) All of the shares are held in a trust.

 (9) Includes 31,000 shares held in a revocable trust and 4,220 shares held indirectly through his spouse.

(10) Includes 241 shares held indirectly through his spouse and 1,402 shares held by a trust of which Mr. Ginn is trustee.

(11) Includes 5,400 shares of Common Stock held by a trust in which Mr. Greer has a beneficial interest.

(12) Includes 34,479 shares held by a corporation of which Mr.
     Holland is an officer, director, and owner and 8,000 shares held in a trust.

As of December 31, 1996, executive officers and directors as a group beneficially owned 881,490 shares of Common Stock representing approximately 2.7% of those shares outstanding, of which 110,337 shares represent shares covered by currently exercisable options (or options exercisable within 60 days) and 125 shares of Preferred Stock representing approximately .19% of those shares outstanding. No officer or director owned as much as 1.0% of First Virginia Common Stock. Messrs. Breeden, Greer, Holland and Giordano are members of or are associated with law firms that have been in the last two years, and are proposed in the future to be, retained by subsidiaries of First Virginia. Messrs. Breeden, Fitzpatrick, Geithner, Ginn, Giordano, Greer, Holland, Melvin, Phillips, Rowe and Zalokar have been directors of various subsidiaries of First Virginia during the past five years. Ages of the directors are stated as of December 31, 1996.

BENEFICIAL OWNERSHIP OF NAMED EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the named executives' beneficial ownership of First Virginia Common Stock as of December 31, 1996.

                 Shares of Common Stock of First Virginia
                          Beneficially Owned

    Name of Officer             Number *        Percent of Class

    Barry J. Fitzpatrick          49,472         .1507

    Shirley C. Beavers, Jr.       35,714         .1088

    Raymond E. Brann, Jr.         29,882         .0910

    Richard F. Bowman             18,489         .0563

    Michael G. Anzilotti           7,623         .0232

* The amounts shown represent the total shares owned beneficially by such individuals together with shares that are issuable upon the exercise of all stock options that are currently exercisable. Specifically, the following individuals have the right to acquire the shares indicated after their names,
upon the exercise of stock options:   Mr. Fitzpatrick, 17,750; Mr. Beavers,
22,750; Mr. Brann, 17,300; Mr. Bowman, 15,137; and Mr. Anzilotti, 6,200.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

First Virginia's Board of Directors has a standing Audit Committee, Director Nominating Committee, Management Compensation and Benefits Committee, Public Policy Committee and Executive Committee.

The Audit Committee, comprised of Directors Breeden, Giordano, Gruver, Melvin and Phillips, held four meetings during 1996. Functions of the Committee include (1) reviewing with the independent public accountants and management such matters as: the financial statements and the scope of First Virginia's audit, compliance with laws and regulations, and the adequacy of First Virginia's system of internal procedures and controls and resolution of material weaknesses; (2) reviewing with First Virginia's internal auditors the activities and performance of the internal auditors; (3) reviewing with management the selection and termination of the independent public accountants and any significant disagreements between the independent public accountants and management; and (4) reviewing the nonaudit services of the independent public accountant. Under Section 36 of the Federal Deposit Insurance Act, the Audit Committee also performs similar functions for some of the First Virginia member banks.

     The Director Nominating Committee, comprised of Directors Zalokar, Brand, Fitzpatrick, Ginn, Giordano, Greer and Rowe, held one meeting in 1996. The functions of the Committee include annually recommending to the Board the names of persons to be considered for nomination and election by First Virginia's stockholders and, as necessary, recommending to the Board the names of persons to be elected to the Board between annual meetings.

     The Management Compensation and Benefits Committee, comprised of Directors Zettlemoyer, Brand, Holland, Kendrick and Phillips, held one meeting in 1996. The Committee has the authority to establish the level of compensation (including bonuses) and benefits of management of First Virginia. In addition, the Committee has authority to award long-term incentive compensation, e.g., stock options and stock appreciation rights, to First Virginia's management based on such factors as individual and corporate performance.

     The Public Policy Committee, comprised of Directors Gruver, Breeden, Fitzpatrick, Geithner, Greer, Kendrick, Rowe and Zalokar, met four times during 1996. This Committee supervises First Virginia's contributions and matching gifts programs. The Committee also monitors the programs developed for affirmative action and compliance with the Community Reinvestment Act and Title VII of the Civil Rights Act of 1964.

     The Executive Committee, comprised of Directors Zalokar, Breeden, Fitzpatrick, Geithner, Ginn, Holland and Zettlemoyer, held 12 meetings in 1996. The Committee exercises all of the powers of the Board of Directors when the Board is not in session, except for those powers reserved for the Board under state law and by First Virginia's Articles of Incorporation and Bylaws.

     During 1996, there were 12 meetings of the Board of Directors. All incumbent directors attended more than 75% of the aggregate total number of meetings of the Board and committees of the Board on which they served.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires First Virginia's executive officers and directors to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Executive officers and directors are required by SEC regulation to furnish First Virginia with copies of all Section 16(a) forms they file.

     Based on a review of the forms that were filed and written representations from the executive officers and directors, First Virginia believes that during the year 1996 all filing requirements applicable to its officers and directors were met.

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

                        SUMMARY COMPENSATION TABLE

                                                       Long-Term
                         Annual Compensation          Compensation
   (a)               (b)    (c)          (d)        (e)     (f)       (g)

                                                    Other             All
Name                                                Annual  Options/  Other
and                                                 Compen- SARs      Compen-
Principal                                           sation  Awarded   sation
Position             Year  Salary($)(1) Bonus($)(2) ($)(3)  (#)       ($) (4)

Barry J. Fitzpatrick     1996  470,000   269,960    3,724    10,000    56,783
Chairman, President      1995  350,000   156,275    3,636    20,000    45,804
and Chief Executive      1994  209,000   125,144    6,135       0      24,691
Officer of
First Virginia

Shirley C. Beavers, Jr.  1996  241,500   108,433    3,748     5,000    31,426
Executive Vice President 1995  230,000    93,362    3,868     5,000    30,818
of First Virginia and    1994  209,000    94,952    6,919       0      25,963
President, First
Virginia
Services, Inc.

Raymond E. Brann, Jr.    1996  194,500   106,803    4,568     5,000    59,339
Executive Vice President 1995  183,821    61,735   66,360     5,000    57,270
of First Virginia        1994  154,348    34,179    2,394       0      55,700

Richard F. Bowman        1996  168,000   106,088    3,263     5,000    15,943
Senior Vice President,   1995  153,000    60,817    2,858     5,000    14,520
Treasurer and Chief      1994  135,408    44,120    2,871       0      11,170
Financial Officer
of First Virginia

Michael G. Anzilotti     1996  188,400    56,550    2,459       0      15,966
Senior Vice President    1995  173,798    46,524    2,250     5,000    15,034
and Regional Executive   1994  149,741    41,588    4,007       0      13,904
Officer of First Virginia
and President and Chief
Executive Officer of
First Virginia Bank

     (1) The Salary Column (Column (c)) includes the base salary earned by the executive officer, which includes amounts that are deferred under the First Virginia Banks, Inc., Employees Thrift Plan and the First Virginia Pre-Tax Health Benefit Plan.

     (2) The Bonus Column (Column (d)) includes the amount earned as a bonus for that year even if paid in the following year. It also includes amounts earned for that year under the First Virginia Banks, Inc., Profit Sharing Plan.

     (3) The Other Annual Compensation Column (Column (e)) includes the amount of taxes paid by First Virginia for certain benefits. In Mr. Brann's case, it also includes for years 1995 and 1996 the interest benefit to him of a below-market rate residential mortgage loan made to him as an inducement to relocate to Northern Virginia. During 1995, Mr. Brann had perquisites or personal benefits whose value amounted to $56,900. Of that amount, $32,459 was for country club dues and a country club initiation fee and $17,287 was for moving expenses.

     (4) The All Other Compensation Column (Column (g)) includes the amount paid by the employer under the First Virginia Banks, Inc., Employees Thrift Plan that, for each of the named officers, was $6,750. It also includes the amounts paid by the employer under the First Virginia Supplemental Benefits Plan. This plan provides supplemental retirement benefits for those key officers who are restricted from receiving further benefits under the Thrift Plan as a result of the limitation on pretax contributions imposed by the Internal Revenue Code. For 1996, these amounts were: for Mr. Fitzpatrick, $26,382; Mr. Beavers, $8,330; Mr. Brann, $4,791; Mr. Bowman, $3,557 and Mr.
Anzilotti, $3,832. It also includes the premium amounts paid by the employer under the First Virginia Split Dollar Life Insurance Plan. For 1996, these amounts were: for Mr. Fitzpatrick, $21,904; Mr. Beavers, $14,579; Mr. Brann, $44,016; Mr. Bowman, $5,283 and Mr. Anzilotti, $4,246. It also includes the "above-market" earnings on deferred compensation earned during 1996. These amounts were: for Mr. Fitzpatrick, $1,747; Mr. Beavers, $1,767; Mr. Brann, $3,782; Mr. Bowman $353 and Mr. Anzilotti, $1,138.


STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

     The following table shows for each of the named executive officers (1) the number of options that were granted during 1996, (2) out of the total number of options granted to all employees, the percent granted to the named executive officer, (3) the exercise price, (4) the expiration date and
(5) the potential realizable value of the options, assuming that the market price of the underlying securities appreciates in value from the date of grant to the end of the option term, at a 5% and 10% annualized rate. No freestanding SARs were granted in 1996.

                   Stock Option Grants In 1996


                                                          Potential
                                                          Realizable
                        Percent                           Value at
            Number of   of                                Assumed Annual
            Securities  Total                             Rates of Stock
            Underlying  Options                           Price
            Options     Granted to  Exercise              Appreciation
            Granted     Employees   or Base               for Option
            (# Shs.)    in Fiscal   Price    Expiration   Term
    Name    (1)         Year(2)     ($/Sh.)  Date         5%($)    10%($)

Barry J.    10,000      25.32%      46.875    12/17/2006  294,794  747,067
Fitzpatrick

Shirley C.   5,000      12.66%      46.875    12/17/2006  147,397  373,533
Beavers, Jr.

Raymond E.   5,000      12.66%      46.875    12/17/2006  147,397  373,533
Brann, Jr.

Richard F.   5,000      12.66%      46.875    12/17/2006  147,397  373,533
Bowman

Michael G.     0         ---         ---        ---         ---      ---
Anzilotti

     (1) Options granted to the named executive officers in 1996 are exercisable over a five-year period provided certain performance goals are achieved by First Virginia. All of the options that were granted in 1996 include a provision that would accelerate the vesting of the options upon a "change in control" of First Virginia. For an explanation of the "change in control" provision, see "Directors' Compensation, Consulting Arrangements and Plans Which Include Change in Control Arrangements."


     (2) Options to purchase 39,500 shares of First Virginia Common Stock were granted to employees during 1996. No freestanding SARs were granted in 1996 to employees and none of the options that were granted had any tandem SARs.

     The following table shows for each of the named executive officers the number of shares of First Virginia Common Stock acquired upon the exercise of stock options and stock appreciation rights during 1996, the value realized upon their exercise, the number of unexercised stock options and SARs at the end of 1996, and the value of unexercised "in-the-money" stock options and SARs at the end of 1996. Stock options or freestanding SARs are considered "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the option or SAR. Some of the stock options that were granted to First Virginia's executive officers include a provision that would accelerate the vesting of the options upon a "change in control" of First Virginia. There were no unexercisable or exercisable freestanding SARs owned by any of the named executive officers at year end.

          Aggregated Options/SAR Exercises in 1996 and
                   Year-end Options/SAR Values
                                                              Value of
                                                              Unexercised
                                             Number of        In-the-
                                             Unexercised      Money Options
                                             Options at          at
     Name      Shares                        Year-end (#)     Year-end($)
               Acquired on  Value            Exercisable/     Exercisable/
               Exercise(#)  Realized($)      Unexercisable    Unexercisable
Barry J.
Fitzpatrick    9,500        241,959          17,750/36,000    460,136/220,750

Shirley C.
Beavers, Jr.   3,500         99,167          22,750/16,000    584,094/125,750

Raymond E.
Brann, Jr.     2,007         85,313          17,300/11,200    499,288/53,900

Richard F.
Bowman         1,500         49,000          15,137/14,500    393,808/103,062

Michael G.
Anzilotti      1,300         35,425           6,200/9,500     149,775/98,062

PENSION AND THRIFT PLANS AND SUPPLEMENTAL COMPENSATION ARRANGEMENTS

     The following table shows the estimated annual benefit payable upon retirement (life only) under the First Virginia Pension Trust Plan and under the First Virginia Supplemental Pension Trust Plan based on specified remuneration and years of credited service classifications, assuming a participant retired on December 31, 1996, at age 65. Credited service in excess of thirty years is also not taken into account in determining benefits under either plan.

       Annual Benefits Under First Virginia's Pension Trust Plan and the First Virginia Supplemental Pension Trust Plan

Average
Annual Pay    10 Years   15 Years    20 Years   25 Years   30 Years
for Highest      of         of          of         of         of
Five Years    Service    Service     Service    Service    Service

$150,000      $22,621    $ 33,932    $ 45,242   $ 56,553   $ 67,864

$200,000      $30,621    $ 45,932    $ 61,242   $ 76,553   $ 91,864

$250,000      $38,621    $ 57,932    $ 77,242   $ 96,553   $115,864

$300,000      $46,621    $ 69,932    $ 93,242   $116,553   $139,864

$350,000      $54,621    $ 81,932    $109,242   $136,553   $163,864

$400,000      $62,621    $ 93,932    $125,242   $156,553   $187,864

$450,000      $70,621    $105,932    $141,242   $176,553   $211,864

$500,000      $78,621    $117,932    $157,242   $196,553   $235,864

     Under the First Virginia Pension Trust Plan, a participant retiring at age 65 with 30 years of credited service under the Plan will receive a maximum annual pension benefit equal to 1.1% of average annual pay multiplied by 30 years of credited service plus 0.5% of average annual pay in excess of covered compensation multiplied by 30 years of credited service. The calculation of "average annual pay" is based on annual compensation for the highest five consecutive years out of the participant's final 10 years of service. "Covered compensation" is calculated by multiplying the annual average of Social Security taxable wage bases in effect for the 35 years ending with the last day of the year in which the participant attains Social Security retirement age. Effective January 1, 1996, First Virginia adopted the First Virginia Supplemental Pension Trust Plan for certain key employees to provide for the payment of supplemental pension benefits as a result of the IRS restrictions on benefits under the First Virginia Pension Trust Plan. All of the named executive officers (except for Mr. Fitzpatrick who would receive benefits at retirement under his Supplemental Compensation Agreement) participate in the Supplemental Pension Trust Plan.

     Remuneration on earnings determining pension benefits under both the Pension Trust Plan and the Supplemental Pension Trust Plan includes salaries and bonuses (which are listed in the Summary Compensation Table) and any other taxable compensation. Effective February 1, 1996, compensation resulting from the exercise of nonqualified options, SARs, and deferred compensation are excluded from the computation of benefits under both plans. Credited service under both plans as of December 31, 1996, for each of the named executives was as follows: Mr. Fitzpatrick, 27.4 years; Mr. Beavers, 27.3 years; Mr. Brann, 31 years; Mr. Bowman, 21.5 years and Mr. Anzilotti, 18.2 years. If a participant retired on December 31, 1996 at age 65, the participant would receive the pension benefits as determined by using the Summary Compensation and Pension Tables shown above in conjunction with the formula described above.

     Mr. Fitzpatrick's Supplemental Compensation Agreement ("Agreement") provides him with supplemental retirement benefits in addition to those pension benefits he would receive from the First Virginia Pension Trust Plan. Under the Agreement, if he resigns, retires or leaves First Virginia for any reason after reaching the age of 58, he is entitled to receive for the rest of his life, supplemental compensation equal to sixty percent of the average of his highest five years of annual salary and bonus, reduced by the amount he would receive under the First Virginia Pension Trust Plan. Highest annual salary includes salary and bonus and any profit sharing payments received under the First Virginia Profit Sharing Plan but does not include any other form of compensation that is not salary or bonuses, such as compensation arising from the exercise of SARs and nonqualified options. To avoid a possible doubling up of benefits from this Agreement and a separate Employment Agreement (see below), payments to Mr. Fitzpatrick pursuant to his Agreement would be delayed for three years upon a change of control. Should Mr. Fitzpatrick die, his wife would be entitled to one-half of his total annual benefit for the rest of her life. Under his Agreement, once benefits begin to be paid, Mr. Fitzpatrick is to remain available to provide consulting and advisory services if he is physically and mentally capable of doing so. Furthermore, his benefits are forfeitable under certain circumstances.

     On December 31, 1996, Messrs. Fitzpatrick, Beavers, Brann and Bowman entered into employment agreements with First Virginia that provide for their continued employment for a three-year period following the date on
which a "change of control" takes place (the "Employment Period").   These
agreements require First Virginia (or any successor corporation) to employ the executive during the Employment Period following a change of control in a position with authority, duties and responsibilities at least commensurate to what the executive had prior to a change of control, and at compensation levels (including benefits) at least equal to what the executive was making prior to the change of control. If, during the first year of his Employment Period, the executive is terminated other than for "cause" or "disability" or the executive terminates his employment for "good reason" (as those terms are defined under the employment agreements), then First Virginia (or its successor) would pay the executive a lump sum equal to 2.99 times the sum of his annual base salary and bonus. If, during the second or third year of his Employment Period, the executive is terminated other than for cause or disability or terminates his employment for good reason, then First
Virginia or its successor would pay the executive a lump sum equal to two times the sum of his annual base salary and bonus. During a 30 day period after the first year, the executive could terminate his employment for any reason and receive two times the sum of his annual base salary and bonus. Furthermore, if any payments made under the agreements subject the executive to taxes under Internal Revenue Code Section 4999, such payments would be "grossed up" to put the executive in the same after-tax position as if no excise taxes had been imposed.

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

     First Virginia also maintains a First Virginia Supplemental Benefits Plan that provides supplemental retirement benefits for those key officers who are restricted from receiving further benefits under the Thrift Plan as a result of the limitation on pretax contributions imposed by the Internal Revenue Code for 1996. Under the First Virginia Supplemental Benefits Plan, executive officers can continue to make pretax contributions in excess of the IRS limits imposed on the Thrift Plan and receive matching contributions from First Virginia identical to what they would have received if they were in the Thrift Plan and there were no limitations on contributions. Reference is made to Footnote 4 of the Summary Compensation Table for the amount of the employer contributions made on behalf of the named executive officers under the First Virginia Supplemental Benefits Plan.

        DIRECTORS' COMPENSATION, CONSULTING ARRANGEMENTS
     AND PLANS THAT INCLUDE CHANGE IN CONTROL ARRANGEMENTS

     For 1997, directors of First Virginia who are not salaried officers will be paid an annual retainer of $14,000 per year, a fee of $925 for each meeting of the Board of Directors attended, and a fee of $725 for each meeting of a Committee of the Board of Directors attended. Committee chairmen will receive $875 for each committee meeting they chair. Directors are reimbursed for out-of-town expenses incurred in connection with Board and Committee meetings.

     During 1996, Edwin T. Holland, the founder and former Chairman and Chief Executive Officer of First Virginia, and Thomas K. Malone, Jr., former Chairman and Chief Executive Officer of First Virginia, were paid
$152,568 and $120,336, respectively, under supplemental compensation agreements, in addition to amounts they received from the First Virginia Pension Trust Plan and, in the case of Mr. Malone, in addition to his director fees. When requested, both Holland and Malone are required to provide consulting services under their supplemental compensation agreements.

     Also, during 1996, Robert H. Zalokar, former Chairman and Chief Executive Officer of First Virginia, and Paul H. Geithner, Jr., former President and Chief Administrative Officer of First Virginia, were paid $521,316 and $282,527, respectively, under supplemental compensation agreements, in addition to amounts they received from the First Virginia Pension Trust Plan and in addition to their director fees. When requested, both Zalokar and Geithner are required to provide consulting services under their supplemental compensation agreements.

     First Virginia paid Mr. Zalokar's and Mr. Malone's country club membership fees of $2,760 and $1,445, respectively, during 1996.

     During 1996, Virginia H. Brown, formerly Virginia H. Beeton, received $71,000 pursuant to her former husband's Supplemental Retirement Agreement with First Virginia in addition to what she received from the First Virginia Pension Trust Plan. Her former husband, Ralph A. Beeton, was Chairman and Chief Executive Officer of First Virginia.

     First Virginia also has two key employee salary reduction deferred compensation plans, one of which began in 1983 and the other in 1986, and two directors' deferred compensation plans, one of which also began in 1983 and the other in 1986, ("Deferred Compensation Plans"). Under the Deferred Compensation Plans, participants elect to defer some or all of their compensation from First Virginia, and First Virginia agrees to pay at normal retirement age or earlier (or to participant's beneficiary or estate on participant's death) a sum substantially in excess of what each participant has deferred. To fund the benefits under the Deferred Compensation Plans, First Virginia has purchased life insurance contracts on the lives of the participants, with First Virginia as the beneficiary. For the period ending December 31, 1996, none of the named executive officers of First Virginia deferred any compensation under the Deferred Compensation Plans.

     The 1983 deferred compensation plans include a provision regarding "change in control." If there is a "change in control" of First Virginia, and a director is terminated under the directors' plan, or in the case of the employee plan, an employee is terminated "without cause" or the employee terminates his/her employment for "good reason," as those terms are defined under the employee plan, then the director or employee, as the case may be, becomes entitled to receive his/her benefits under the 1983 Deferred Compensation Plans at retirement, notwithstanding the fact that his/her affiliation with First Virginia has terminated.

     First Virginia has a Split Dollar Life Insurance Plan ("Split Dollar Plan") that currently includes all executive employees of First Virginia including those named in the Summary Compensation Table. Under the Split Dollar Plan, an executive can purchase ordinary life insurance policies with coverage of at least two times what is projected to be the executive's base salary at retirement, up to a limit of $1,000,000. A portion of the premiums will be loaned to the executives by First Virginia up to the later of ten years or the executive's retirement date. At the end of this period, if assumptions about mortality, dividends and other factors are realized, First Virginia will recover all of its loans for premiums from the cash value of the policy. The policy will then be transferred to the executive, who will pay all further premiums, if any, under the policy. Executives who participate in the Split Dollar Plan forego any insurance coverage over $50,000 under the First Virginia Group Life Insurance Plan. During 1989, the Split Dollar Plan was amended so that in the event of a "change in control," only the executive would have the right to terminate the policy.

     First Virginia's Board of Directors approved in 1992 the establishment of a trust with Chemical Bank (now The Chase Manhattan Bank) as the trustee to partially secure the benefits of some of First Virginia's nonqualified compensation plans, including the Deferred Compensation Plans and the First Virginia Supplemental Benefits Plan, in case of a change in control. Under the trust agreement establishing the trust, if a "change in control" takes place, the trustee would pay the benefits under the covered compensation plans out of the trust assets that have been contributed to the trust by First Virginia, if First Virginia refused to pay the benefits. The trust is considered a "grantor trust" subject to the claims of First Virginia's general creditors. For accounting purposes, the trust assets are considered corporate assets and, therefore, no balance sheet impact to First Virginia will result from the establishment of the trust. The trust agreement does not include a provision that would accelerate the vesting or payment of any of the benefits under the covered compensation plans in case of a change in control. During 1996, First Virginia made a $3,600,000 contribution to the Trust.

     The 1983 deferred compensation plans, the Split Dollar Plan, the above-described trust agreement with The Chase Manhattan Bank, Mr. Fitzpatrick's Supplemental Compensation Agreement, certain stock option agreements and the above-described employment agreements all include change in control provisions. Under this definition, a change in control means:
(a) an acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of First Virginia Common Stock or(ii) the combined voting power of the then outstanding voting securities of First Virginia entitled to vote generally in the election of directors (the "Outstanding First Virginia Voting Securities"); provided, however, that any acquisition directly from or by First Virginia or any acquisition by any employee benefit plan (or related trust) sponsored or maintained by First Virginia or an affiliated company or any acquisition by a company pursuant to a transaction that complies with clauses (i), (ii) and (iii) of (c) below would be excluded; or (b) individuals who, as of the date when the change in control provisions were adopted, constitute the Board (the "Incumbent Board") of First Virginia, cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director whose election, or nomination for election by First Virginia's shareholders, was approved by vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual was a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or (c) consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of First Virginia (a "Business Combination"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the outstanding First Virginia Common Stock and Outstanding First Virginia Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation, which as a result of such transaction owns First Virginia or all or substantially all of First Virginia's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the outstanding First Virginia Common Stock and the outstanding First Virginia Voting Securities, as the case may be, (ii) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of First Virginia or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or the action of the Board, providing for such Business Combination; or (d) approval by the shareholders of First Virginia of a complete liquidation or dissolution of First Virginia.

   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of First Virginia's Management Compensation and Benefits Committee are E. Cabell Brand, Edward M. Holland, Eric C. Kendrick, W. Lee Phillips, Jr. and Albert F. Zettlemoyer. Edward M.
Holland is the son of Edwin T. Holland, the founder and former Chairman and Chief Executive Officer of First Virginia. As noted above, Edwin T. Holland receives a fee from First Virginia pursuant to a Supplemental Compensation Agreement. Also, as noted above, Edward M. Holland's sister, Virginia H. Brown, receives a benefit pursuant to her former husband's Supplemental Retirement Agreement with First Virginia. Albert F. Zettlemoyer's daughter is an officer of First Virginia Bank. None of the members of the Management Compensation and Benefits Committee served as members of the compensation committees of another entity. No executive officer of First Virginia served as a director of another entity that had an executive officer serving on First Virginia's compensation committee. No executive officer of First Virginia served as a member of the compensation committee of another entity that had an executive officer who served as a director of First Virginia.


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

     The overall goal of First Virginia's compensation policy is to motivate, reward and retain its key executive officers. The Committee believes this should be accomplished through an appropriate combination of competitive base salaries and, at times, both short-term and long-term incentives.

     The primary components of First Virginia's executive compensation program are base salaries, bonuses, (e.g. short-term compensation), and equity compensation (e.g. long-term compensation). Executive officers also participate in other broad-based employee compensation and benefit programs. Since no First Virginia executive had compensation in 1996 that in total exceeded one million dollars and since no executive is expected to be compensated in excess of that amount in 1997, the Committee did not consider the effect of the one million dollar deduction limitation under Section 162(m) of the Internal Revenue Code in determining executive compensation nor did they establish any specific policy regarding the deductibility of executive compensation.

Base Salary

     The Compensation Committee's policy for determining base salaries is that two primary factors should be considered:

     (1) the degree of responsibility the executive officer has, his or her experience, and the number of years he or she has been in office, and

     (2) the compensation levels of corresponding positions at other banking companies of comparable size that compete with and serve the same markets as First Virginia. This "Local Peer Group" of companies consists of Central Fidelity Banks, Inc., Crestar Financial Corporation and Signet Banking Corporation based in Virginia, First Maryland Bancorp and Mercantile Bankshares Corporation based in Maryland, and First Tennessee National Corporation and First American Corporation of Tennessee. Base salaries are targeted to be the median salaries of corresponding positions in the "Local Peer Group." For 1996, Mr. Fitzpatrick's base salary was $470,000, which was lower than the median (approximately 80% of the median) for salaries paid to his counterparts in the "Local Peer Group."

Short-Term Incentives/Bonuses

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


     Bonus awards are based on the following:

     (a) The Committee establishes target amounts each year for return on average assets ("ROA"), return on total shareholders' equity ("ROE"), asset quality and capital strength consistent with First Virginia's Profit Plan target amounts. Up to 50% of an executive's salary may be awarded if the corporation achieves an ROA equivalent to 80% or more of the ROA target amount for the year. For the chief executive officer, First Virginia would also have to achieve 80% of targeted amounts for ROE, asset quality (as determined by the ratio of nonperforming assets to total loans (NPA ratio) and net loan charge-offs (CO ratio)) and capital strength (based on the average equity to asset ratio (Equity/asset ratio) and the Tier 1 risk based capital ratio); and

     (b) Up to 30% of an executive's salary may be awarded based on the degree to which First Virginia's earnings, asset quality and capital ratios exceed the average for the other major banking companies based in the Southeast, the "Southern Regional Peer Group," as compiled by Keefe, Bruyette and Woods, the New York securities firm that specializes in the banking and thrift industry; and

     (c) Up to 20% of an executive's salary may be awarded at the discretion of the Committee based on an individual executive's performance.

     Within the above parameters, at the beginning of each year, the Committee establishes for the CEO a target bonus that is based on a projected return on assets for First Virginia. At the end of the year, the Committee considers a preliminary bonus after taking into account the target bonus, First Virginia's actual return on assets for the year and a formula that is based on a set relationship between the actual versus the projected return on assets.

     The Committee then exercises its judgment in light of the foregoing parameters and other considerations, including the Committee's view of individual performance and potential and the recommendations of the CEO for the executive officers (other than himself), to reach a bonus decision for each executive officer and for the CEO. The Committee does not use a formula to determine a final bonus decision. In 1996, the final bonus decision for the CEO was at variance to the preliminary bonus amount. Among other things, Mr. Fitzpatrick's bonus reflected First Virginia's success in achieving a 1.43% return on assets and the other above-described results. Consistent with the Committee's avoidance of a strict formula approach, no specific weighting among the above 50%, 30% and 20% factors was specified. The Committee believes that the use of the above approach provides a flexible yet effective method of motivating First Virginia's management.

     Listed below are the annualized ratios for First Virginia and the Southern Regional Peer Group based on results for the first nine months of 1996, the latest data available to the Committee at the time the incentive awards were considered.

                                     First Virginia

                                Profit Plan
                                or Target                KBW Southern
                                Amount         Actual    Regional Peer Group

Earnings (Higher is better)
           ROA                    1.42%         1.40%        1.25%
           ROE                   12.79%        13.13%       14.81%

Asset Quality (Lower is better)
           NPA                     .60%          .49%         .62%
           CO                      .20%          .24%         .26%


Capital (Higher is better)
 Equity/Asset Ratio               8.5%          10.60%       8.31%
 Tier I Risk Based Capital       10.0%          14.17%      11.20%


     First Virginia actual results exceeded the profit plan or target amount in every category except ROA and CO and exceeded the Regional Peer Group in every category except ROE. By year-end, First Virginia had also exceeded the Profit Plan for ROA, achieving a 1.43% ROA. For that reason, the Committee awarded Mr. Fitzpatrick a bonus of $250,000.

Long-Term Compensation/Stock Options

     The Committee believes that the granting of stock options is the most appropriate form of long-term compensation for executives and that such awards of equity encourage the executive to achieve a significant ownership stake in the success of First Virginia.

     The Committee granted at the end of 1996 options covering a total of 39,500 shares of First Virginia Common Stock at $46.875 per share to the CEO and to certain executive officers. The size of each option award was not based on a formula and did not necessarily correlate to the degree by which First Virginia's results exceed those of its Market Area Major Competitors or the amount of each executive's current stock-based holdings. Instead, the size of each award was based on a number of factors, some of which were subjective, including the performances of the CEO and each executive officer and the degree of responsibility each executive officer has with First Virginia. Mr. Fitzpatrick received options covering 10,000 shares. The size of his grant was primarily based on the performance of First Virginia as described above.

     Each option that was awarded by the Committee will vest over a five-year period in equal annual installments beginning one year from the date of grant. However, each installment can only be exercised if the performance goal for that year is met; otherwise, that portion of the option lapses. The performance goal in any year is based on whether First Virginia exceeds the weighted average of the returns reported by the major competitors in its banking markets (Central Fidelity, Signet, Crestar, First Maryland Bancorp, Mercantile Bancshares, First Tennessee and First American of Tennessee) for that year. The performance ratios are weighted as follows: ROA 35%, ROE 25%, five-year cumulative total return to shareholder 15%, Nonperforming Asset Ratio 15% and Charge-off Ratio 10%.


     E. Cabell Brand
     Edward M. Holland
     Eric C. Kendrick
     W. Lee Phillips
     Albert F. Zettlemoyer




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

     No person is known by management of the Corporation to own beneficially, directly or indirectly, more than five percent of any class of the Corporation's voting securities. The number of shares of the Corporation's voting securities beneficially owned by each of the Corporation's directors and by all of its directors and officers as a group is shown in Part III, item 10, on pages 78 through 83 of this report.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     During the past year, certain of the directors and officers of First Virginia and their associates had loans outstanding from First Virginia's banking subsidiaries. Each of these loans was made in the ordinary course of the lending bank's business. In some cases, where officers of First Virginia or its subsidiaries had to be relocated, residential mortgage loans were made by First Virginia at favorable interest rates. During 1995, First Virginia made a below market rate residential mortgage loan in the amount of $400,000 at 7-5/8% to Raymond E. Brann, Jr., Executive Vice President of First Virginia, as an inducement for him to relocate to Northern Virginia. The interest benefit to him of that loan is included in the Summary Compensation Table. However, none of the other named executive officers had any other below market rate loans from First Virginia and none of them had any loans from any of First Virginia's banking subsidiaries at favorable interest
rates.   All other loans have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1996, the aggregate amount of loans outstanding to all directors and executive officers of First Virginia and associates and members of their immediate families was approximately $5,755,000.

                                         PART IV
                                         -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

FINANCIAL STATEMENTS:

     The following consolidated financial statements and report of independent auditors of the Corporation and its subsidiaries are in Part II, item 8 on the following pages:
                                                                        Page
     Consolidated Balance Sheets - December 31, 1996 and 1995          45/46

     Consolidated Statements of Income - Three Years Ended
       December 31, 1996                                               47/48

     Consolidated Statements of Shareholders' Equity - Three Years
       Ended December 31, 1996                                         49/50

     Consolidated Statements of Cash Flows - Three Years Ended
       December 31, 1996                                               51/52

     Notes to Consolidated Financial Statements                        53/76

     Report of Ernst & Young LLP, Independent Auditors                    77

EXHIBITS:

     The following exhibits are filed as a part of this report:

     (3)(i) Restated Articles of Incorporation are incorporated by reference to Exhibit 3 of the 1993 Annual Report on Form 10K.

     (3)(ii) Restated Bylaws

     (4) Instruments defining the rights of holders of the Corporation's long-term debt are not filed herein because the total amount of securities authorized thereunder does not exceed 10% of consolidated total assets. The corporation hereby agrees to furnish a copy of such instruments to the Commission upon its request.

    (10) Management contract for Mr. Barry J. Fitzpatrick is incorporated by reference to Exhibit 10 of the 1994 Annual Report on Form 10-K. Management contracts for Messrs. Ralph A. Beeton, Paul H. Geithner, Jr., Edwin T. Holland, Thomas K. Malone, Jr. and Robert H. Zalokar are incorporated by reference to Exhibit 10 of the 1992 Annual Report on Form 10-K. Also incorporated from that exhibit are: (1) Key Employee Salary Reduction Deferred Compensation Plans and Directors' Deferred Compensation Plans for 1983 and 1986 and (2) A compensatory plan known as the Collateral Assignment Split Dollar Life Insurance Agreement and Plan. (3) There are also four plans relating to options and rights. The 1982 Incentive Stock Option Plan is incorporated by reference to Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987. The 1986 Incentive Stock Option Plan, Nonqualified Stock Option Plan and Stock Appreciation Rights Plan are incorporated by reference to Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987. The 1991 Incentive Stock Option Plan, Nonqualified Stock Option Plan and Stock Appreciation Rights Plan is incorporated by reference to Registration Statement Number 33-54802 on Form S-8 dated
            November 20, 1992.

            Also incorporated by reference to Exhibit 10 of the 1995 Annual Report on Form 10K are Amendments to (1) Paragraph 1(a) of Barry J. Fitzpatrick's Supplemental Compensation Agreement, which was included in Exhibit 10 of the 1994 Annual Report on Form 10-K, (2)
            Article VI, Section 6.03 of the Key Employee Salary Reduction Deferred Compensation Plan, which was included in Exhibit 10 of the 1992 Annual Report on Form 10-K, and (3) the third paragraph of
            Section 9 of the Collateral Assignment Split Dollar Life Insurance Agreement and Plan, which was included in Exhibit 10 of the 1992 Annual Report on Form 10-K. These amendments are to include a uniform "change in control" definition. The new definition of "change in control" is included in Exhibit 10.

            Included as Exhibit 10 is the Second Amendment to the Management Contract for Mr. Barry J. Fitzpatrick, dated December 17, 1996. Also incorporated by reference is Mr. Fitzpatrick's Supplemental Compensation Agreement, which was included in Exhibit 10 of the 1994 Annual Report on Form 10K and an amendment to (1) Paragraph 1(a) which was included in Exhibit 10 of the 1995 Annual Report on Form 10-K. Also included are employment agreements regarding "Change of Control" for Mr. Barry J. Fitzpatrick, Shirley C. Beavers, Jr., Richard F. Bowman, Raymond E. Brann, Jr. and Thomas
            P. Jennings.

    (11)  Statement RE: Computation of Per Share Earnings.

    (12)  Statement RE: Computation of Ratios.

    (13) First Virginia Banks, Inc., 1996 Annual Report to its Shareholders. (Not included in the electronic filing).

    (21)  Subsidiaries of the Registrant.

    (23)  Consent of Independent Auditors.

    (27)  Financial Data Schedule.

FINANCIAL STATEMENT SCHEDULES:

  Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORTS ON FORM 8-K:

  No reports on Form 8-K were required to be filed during the last quarter of 1996.
SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed as of March 26, 1997, on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST VIRGINIA BANKS, INC.


                                      /s/ Barry J. Fitzpatrick
                                     ___________________________________
                                     Barry J. Fitzpatrick, Chairman, President
                                     and Chief Executive Officer


                                      /s/ Richard F. Bowman
                                     ___________________________________
                                     Richard F. Bowman, Senior Vice President,
                                     Treasurer and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as of March 26, 1997 on behalf of the registrant and in the capacities indicated.

                  SIGNATURE                         TITLE
                  ---------                         -----

          /s/ Barry J. Fitzpatrick
         ____________________________            Chairman, President,
           Barry J. Fitzpatrick                  Chief Executive Officer
                                                 and Director

          /s/ Richard F. Bowman
         ____________________________            Principal Financial
           Richard F. Bowman                     and Accounting
                                                 Officer


         ____________________________            Director
           E. Cabell Brand


          /s/ Edward L. Breeden III
         ____________________________            Director
           Edward L. Breeden, III


          /s/ Paul H. Geithner, Jr.
         ____________________________            Director
           Paul H. Geithner, Jr.


          /s/ L. H. Ginn III
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


          /s/ Edward M. Holland
         ____________________________            Director
           Edward M. Holland


          /s/ Eric C. Kendrick
         ____________________________            Director
           Eric C. Kendrick


          /s/ John B. Melvin
         ____________________________            Director
           John B. Melvin


          /s/ W. Lee Phillips, Jr.
         ____________________________            Director
           W. Lee Phillips, Jr.


          /s/ Josiah P. Rowe III
         ____________________________            Director
           Josiah P. Rowe, III


          /s/ Robert H. Zalokar
         ____________________________            Director
           Robert H. Zalokar


          /s/ Albert F. Zettlemoyer
         ____________________________            Director
           Albert F. Zettlemoyer

                                ANNUAL REPORT ON FORM 10-K

                           For the Year Ended December 31, 1996

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























                                FIRST VIRGINIA BANKS, INC.
                                 6400 Arlington Boulevard
                             Falls Church, Virginia 22042-2336

                                                            Exhibit 3 (ii)

                                   BYLAWS

                                     OF

                         FIRST VIRGINIA BANKS, INC.

                 (With Amendments through December 18, 1996)


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

                                 ARTICLE II

                             BOARD OF DIRECTORS

 Section 1. General Powers. The business and affairs of the corporation shall be managed by the board of directors subject to any requirement of stockholder action.
 Section 2.  Number.  The number of directors shall be fifteen (15).
 Section 3. Terms of Directors. A person shall be elected to serve a term of three years or to fill the unexpired term of the class to which the directorship position has been assigned. A person appointed by the board to fill the unexpired term of a directorship position shall stand for election to that directorship position at the next stockholders' meeting at which directors are elected. Except as required by law, no person who has reached the age of 72 years shall be eligible to serve as a director, except that a director who reaches the age of 72 years may continue to serve the unexpired portion of the term for the class of the directorship position held by such person. Notwithstanding the above, any person who has served or may serve as chairman of the corporation in good standing until retirement and any person who served as chairman of a subsidiary bank of the corporation on November 1, 1994, shall continue to be eligible to serve as a director for any class of directorship position whose term shall not expire before such chairman shall reach the age of 75 years.
 Section 4. Vacancies. Any vacancy on the board of directors for any cause, except a vacancy created by an increase by more than two in the number of directors, may be filled for the unexpired portion of the term by a majority vote of all of the remaining directors, though less than a quorum, given at a regular meeting or at a special meeting called for that purpose. In case the entire board shall die or resign, any stockholder may call a special meeting of the stockholders upon notice as hereinbefore provided for meetings of the stockholders, at which special meeting the directors for the unexpired portion of the term may be elected.
 Section 5. Fees. Directors, as such, shall not receive any stated salary for their services, but, by resolution of the board of directors, a fixed sum and expenses of attendance, if any, may be allowed for attendance at each regular or special meeting of the board or any meeting of any committee. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.
 Section 6. Senior Advisory Board. The board of directors may appoint a senior advisory board, the eligible members of which shall be such directors of the corporation who served on the board of directors at the age of 72 years or who shall have resigned from the board because of poor health and requested a transfer to it. The members of such board shall serve at the pleasure of the corporation's board of directors until the next annual meeting of stockholders. At the board meeting following each annual meeting of stockholders, such member may be reappointed if such member has not then reached the age of 75 years or, for any member who served as a director until the age of 75 years, if such member has not then reached the age of 78; however, under no circumstance shall a member be appointed more than two times after the initial appointment. Members of the senior advisory board shall receive notice of and be entitled to attend all regular meetings of the corporation's board of directors and shall receive the same fees and expenses as are paid to members, but will not be entitled to vote at such meetings.
 Section 7. Stock Ownership of Directors. Every director shall be the owner of stock of the corporation having a book value of not less than Five Thousand Dollars ($5,000). Such stock must be unpledged and unencumbered at the time such director becomes a director and during the whole of his term as such. Any director violating the provisions of this section shall immediately vacate his office.

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

                                  ARTICLE V

                                  OFFICERS

 Section 1. Number. The officers of the corporation may be a chairman of the board, a president, one or more vice chairmen (who also may serve as a consultant and advisor to the board but not as a full-time employee of the corporation or any of its affiliates), one or more executive vice presidents, one or more vice presidents (any one or more of whom may be designated as senior vice presidents), a secretary, and a treasurer. At the discretion of the board of directors, there may be one or more assistant vice presidents, assistant secretaries, and assistant treasurers; a general counsel and one or more assistant general counsel and assistant counsel; a general auditor, one or more assistant general auditors and audit managers, an electronic data processing auditor, and a trust auditor; a communications officer; one or more marketing officers, and such other officer titles designated by the board from time to time. The chairman of the board, the vice chairmen, and the president shall be chosen from members of the board of directors. The same person may hold any two of such offices, except the office of secretary may not be held by any person holding the office of president.
 Section 2. Election, Term of Office and Qualifications. Officers of the corporation shall be chosen annually by the board of directors at its regular meeting immediately following the annual meeting of stockholders, and each officer shall hold office until the next annual meeting of stockholders and until his successor shall have been chosen and qualified or until he shall resign or shall have been removed in the manner hereinafter provided.
 Section 3. Other Officers, Agents and Employees. The board of directors may from time to time appoint such other officers as it may deem necessary, to hold office for such time as may be designated by it or during its pleasure, and may also appoint, from time to time, such agents and employees of the corporation as may be deemed proper, or may authorize any officer to appoint and remove such agents and employees, and may from time to time prescribe the powers and duties of such officers, agents and employees of the corporation in the management of its property and affairs, and may authorize any officer to prescribe the powers and duties of agents and employees.
 Section 4. Vacancies. If any vacancy shall occur among the officers of the corporation, such vacancy shall be filled by the board of directors.
 Section 5. Removal of Officers. Any officer or agent of the corporation may be removed with or without cause at any time by the board of directors or such officer as may be provided in the bylaws. Any person or agent appointed or employed by the corporation otherwise than by the board of directors may be removed with or without cause at any time by any officer having authority to appoint whenever such officer in his absolute discretion shall consider that the best interests of the corporation will be served thereby.
 Section 6. Chairman of the Board. The chairman of the board shall be the chief executive officer of the corporation and subject to the control of the board of directors, shall have general direction of the business affairs and property of the corporation and shall do and perform such other duties as may be prescribed in these bylaws or which may be assigned to him from time to time by the board of directors. The chairman of the board shall preside at all meetings of the board of directors and at all meetings of the stock-holders. He shall prescribe the duties and have general supervision over all other officers, employees and agents of the corporation enumerated in these bylaws or established by resolution of the board of directors or otherwise, and shall have the power to appoint, employ, suspend or remove with or without the advice of the board of directors any such officer, employee or agent unless otherwise specifically provided in these bylaws, and shall fix the salaries of all such officers, employees and agents of the corporation and its subsidiaries within the limits established from time to time by the board of directors. He shall have power to sign all stock certificates, deeds, contracts and other instruments authorized by the board of directors or its executive committee unless other direction is given therefor, and he shall be a member of all standing committees of the board except the account-ing and auditing committee and the management compensation and benefits committee.
 Honorary Chairman of the Board. The board of directors may appoint a former full-time officer who has held the office of chairman of the board of the corporation to the position of honorary chairman of the board and provide such person with a reasonable amount of office space as long as desired by him. If appointed, such person shall act as chairman of the senior advisory board as such body exists from time to time.
 Section 7. Vice Chairmen of the Board. The board of directors may appoint one or more vice chairmen of the board and, if any such officers are appointed, may assign such specific duties to any one of them as it deems necessary and advisable. Such officers may, but need not, be full-time salaried employees of the corporation. Any such full-time vice chairmen shall report to the corporation's chief executive officer and shall perform such duties as such officers may prescribe and assign from time to time.
 Section 8. Succession of Duties. The bylaw duties of the chairman of the board may be exercised and carried out by any vice chairmen when such have been appointed by the board of directors in the absence or disability of the chairman of the board in order of their appointment; if no vice chairmen are so appointed, then the president shall carry out such duties in the absence of the chairman of the board; and in the absence of the president, the executive vice president or any vice president in the order of their election shall carry out all such duties in the absence or disability of the chairman of the board.
 Section 9. President. The president shall be the chief administrative officer of the corporation and as such shall perform such duties as the chairman of the board or the board of directors may prescribe from time to time by resolution or as may be prescribed by these bylaws. He shall exercise all the powers and discharge all the duties of the chairman of the board during the latter's absence or inability to act. He shall have concurrent power with the chairman of the board to sign all deeds, contracts and instruments authorized by the board of directors or its executive committee unless the board otherwise directs, and he may be a member of the standing committees of the board except the accounting and auditing committee when appointed by the board. He shall report to the chairman of the board in carrying out his assignments and in conducting the affairs of his office.
 Section 10. Executive Vice President. The board of directors may elect one or more executive vice presidents and any such person so elected to such office shall perform such duties as the board of directors or the chairman of the board may assign and prescribe from time to time.
 Section 11. Vice Presidents. Each vice president shall have such powers and perform such duties as the board of directors or the chairman may from time to time prescribe, and shall perform such other duties as may be prescribed in these bylaws. Each vice president shall have power to sign all deeds, contracts and instruments authorized by the board of directors or its executive committee unless they otherwise direct. In case of the absence or inability to act of the president, and the executive vice presidents in the order of their appointments, then such vice president as the board of directors may designate for the purpose (but in the absence of such designation then the vice presidents in order of appointment) shall have the powers and discharge the duties of the president.
 Section 12. Secretary. The secretary shall keep the minutes of all meetings of the stockholders, the board of directors and meetings of committees of the board as they are held, in a book or books kept for that purpose. He shall keep in safe custody the seal of the corporation and he may affix such seal to any instrument duly executed on behalf of the corporation. The secretary shall have charge of the certificate books and such other books and papers as the board of directors may direct. He shall attend to the giving and serving of all notices of the corporation, and shall also have such other powers and perform such other duties as pertain to his office, or as from time to time may be assigned to him by the board of directors or the corporation's chief executive officer.
 Section 13. Treasurer. The treasurer shall be the principal financial and accounting officer of the corporation. He shall have charge of the funds, securities, receipts and disbursements of the corporation, and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such banks or other depositaries as the board of directors may from time to time designate. He shall render to the chairman of the board, or to the board of directors, or to the president, whenever any of them shall require him so to do, an account of the financial condition of the corporation and its affiliates and all of his transactions as treasurer. He shall keep correct books of account of all its business and transactions. If required by the board of directors, he shall give a bond in such sum and on such conditions and with such surety as the board of directors may designate, for the faithful performance of the duties of his office and the restoration to the corporation, at the expiration of his term of office, or, in case of his death, resignation or removal from office, of all books, papers, vouchers, money or other property of whatever kind in his possession belonging to the corporation. He shall also have such other powers and perform such other duties as pertain to his office or as from time to time may be assigned to him by the board of directors or the president.
 Section 14. General Counsel. The general counsel, if one be appointed, shall have charge of all litigation of the corporation, and shall keep himself advised of the character and progress of all legal proceedings and claims by and against the corporation or in which it is interested by reason of its ownership and control of other corporations. He shall give to the board of directors reports from time to time on all legal matters affecting the corporation and, when requested, his opinion upon any question affecting the interests of the corporation. He may, with the consent of the chief executive officer, employ on behalf of the corporation special counsel for the handling of any legal matter pertaining to the business of the corporation which he deems necessary and advisable. The general counsel may, but need not be, a full-time salaried officer of the corporation. He shall from time to time consult with the corporation's legal advisory committee on legal matters affecting the corporation and its affiliates.
 Section 15. General Auditor. The general auditor, if one be appointed, shall perform such internal auditing and accounting functions with regard to the member banks and companies as the board of directors or any appropriate committee thereof may from time to time determine, and shall have such additional powers and duties as may be prescribed by these bylaws and as the board of directors or any appropriate committee thereof may from time to time determine, and shall have additional responsibilities and duties in con-nection therewith as may be prescribed by these bylaws, applicable laws and regulations or the board of directors or any appropriate committee thereof. Except as stated, the general auditor and other auditing staff shall be subject to day-to-day administrative direction of the chief executive officer of the corporation and any such officer or employee may be dismissed by the chief executive officer for reasons as may be applied in dismissing any other personnel of the corporation, provided that a report of any such dismissal of internal auditing personnel with the reasons therefor shall be made to the board of directors or its executive committee at the next succeeding meeting thereof. All other officers and personnel appointed or assigned to assist in the internal audit function of the corporation, its member banks and companies, may be assigned such day-to-day duties and responsibilities as may be necessary by the general auditor to carry out the responsibilities of the internal audit function. The office of general auditor may not be held by any person holding other offices in the corporation or its affiliates except with the specific approval of the board of directors.
 Section 16. Assistant Secretary. In the absence or disability of the secretary, the assistant secretary (or if more than one, then the assistant secretary designated by the board of directors or the president for such purpose) shall perform all the duties of the secretary and, when so acting, shall have all the powers of, and be subject to all the restrictions upon, the secretary. Each assistant secretary shall also perform such other duties as from time to time may be assigned to him by the board of directors, the chief executive officer or the secretary.
 Section 17. Assistant Treasurer. In the absence or disability of the treasurer, the assistant treasurer (or if more than one, then the assistant treasurer designated by the board of directors or the chief executive officer for such purpose) shall perform all the duties of the treasurer and, when so acting, shall have all the powers of, and be subject to all restrictions upon, the treasurer. Each assistant treasurer shall also perform such other duties as from time to time may be assigned to him by the board of directors, the chief executive officer or the treasurer.
 Section 18. Administrative Committees. The Chairman of the Board may designate administrative committees to assist the Chairman in the day-to-day operation of the corporation. Each committee shall have such authority of the Chairman as the Chairman may delegate and shall be comprised of officers of the corporation. Membership on such committees shall be at the request of the Chairman of the Board, who shall appoint or remove members with or without the advice of the board of directors, unless otherwise specifically provided in these bylaws. The Chairman shall advise the board of directors annually of the current committees and members thereof.

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

                         FIRST VIRGINIA BANKS, INC.















                                   BYLAWS



















                  With Amendments through December 18, 1996

                         FIRST VIRGINIA BANKS, INC.

                                   BYLAWS


                              Table of Contents

                                                                         Page

ARTICLE I - MEETING OF STOCKHOLDERS. . .. . . . . . . . . . . . . . . . . .1
Section  1.  Annual Meetings. . . . . . . . . . . . . . . . . . . . . . . .1
Section  2.  Special Meetings . . . . . . . . . . . . . . . . . . . . . . .1
Section  3.  Hour and Place of Meeting. . . . . . . . . . . . . . . . . . .1
Section  4.  Notice of Meeting. . . . . . . . . . . . . . . . . . . . . . .1
Section  5.  Voting List. . . . . . . . . . . . . . . . . . . . . . . . . .1
Section  6.  Quorum . . . . . . . . . . . . . . . . . . . . . . . . . . . .2
Section  7.  Organization . . . . . . . . . . . . . . . . . . . . . . . . .2
Section  8.  Conduct of Meetings. . . . . . . . . . . . . . . . . . . . . .2
Section  9.  Voting . . . . . . . . . . . . . . . . . . . . . . . . . . . .2
Section 10.  Counting of Votes. . . . . . . . . . . . . . . . . . . . . . .2
Section 11.  Stockholder Nominations. . . . . . . . . . . . . . . . . . . .3
Section 12.  Business to be Brought Before the Annual Meeting . . . . . . .4

ARTICLE II - BOARD OF DIRECTORS . . . . . . . . . . . . . . . . . . . . . .6
Section  1.  General Powers . . . . . . . . . . . . . . . . . . . . . . . .6
Section  2.  Number . . . . . . . . . . . . . . . . . . . . . . . . . . . .6
Section  3.  Terms of Directors . . . . . . . . . . . . . . . . . . . . . .6
Section  4.  Vacancies. . . . . . . . . . . . . . . . . . . . . . . . . . .6
Section  5.  Fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6
Section  6.  Senior Advisory Board  . . . . . . . . . . . . . . . . . . . .6
Section  7.  Stock Ownership of Directors . . . . . . . . . . . . . . . . .6

ARTICLE III - DIRECTORS' MEETINGS . . . . . . . . . . . . . . . . . . . . .7
Section  1.  Regular Meetings . . . . . . . . . . . . . . . . . . . . . . .7
Section  2.  Special Meetings . . . . . . . . . . . . . . . . . . . . . . .7
Section  3.  Organization . . . . . . . . . . . . . . . . . . . . . . . . .7
Section  4.  Quorum and Manner of Acting. . . . . . . . . . . . . . . . . .7
Section  5.  Order of Business. . . . . . . . . . . . . . . . . . . . . . .7
Section  6.  Action Without a Meeting . . . . . . . . . . . . . . . . . . .7
Section  7.  Telephone Meetings . . . . . . . . . . . . . . . . . . . . . .7

ARTICLE IV -  COMMITTEES OF THE BOARD . . . . . . . . . . . . . . . . . . .8
Section  1.  Executive Committee. . . . . . . . . . . . . . . . . . . . . .8
Section  2.  Management Compensation and
                  Benefits Committee. . . . . . . . . . . . . . . . . . . .8
Section  3.  Public Policy Committee. . . . . . . . . . . . . . . . . . . .8
Section  4.  Audit Committee. . . . . . . . . . . . . . . . . . . . . . . .9
Section  5.  Other Committees . . . . . . . . . . . . . . . . . . . . . . .9

ARTICLE V - OFFICERS. . . . . . . . . . . . . . . . . . . . . . . . . . . .9
Section  1.  Number . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
Section  2.  Election, Term of Office, and Qualifications . . . . . . . . 10
Section  3.  Other Officers, Agents, and Employees. . . . . . . . . . . . 10
Section  4.  Vacancies. . . . . . . . . . . . . . . . . . . . . . . . . . 10
Section  5.  Removal of Officers. . . . . . . . . . . . . . . . . . . . . 10
Section  6.  Chairman of the Board  . . . . . . . . . . . . . . . . . . . 10
              Honorary Chairman of the Board. . . . . . . . . . . . . . . 10
Section  7.  Vice Chairmen of the Board . . . . . . . . . . . . . . . . . 11
Section  8.  Succession of Duties . . . . . . . . . . . . . . . . . . . . 11
Section  9.  President  . . . . . . . . . . . . . . . . . . . . . . . . . 11
Section 10.  Executive Vice President . . . . . . . . . . . . . . . . . . 11
Section 11.  Vice Presidents  . . . . . . . . . . . . . . . . . . . . . . 11
Section 12.  Secretary  . . . . . . . . . . . . . . . . . . . . . . . . . 11
Section 13.  Treasurer  . . . . . . . . . . . . . . . . . . . . . . . . . 11
Section 14.  General Counsel  . . . . . . . . . . . . . . . . . . . . . . 12
Section 15.  General Auditor  . . . . . . . . . . . . . . . . . . . . . . 12
Section 16.  Assistant Secretary  . . . . . . . . . . . . . . . . . . . . 12
Section 17.  Assistant Treasurer  . . . . . . . . . . . . . . . . . . . . 13
Section 18.  Administrative Committees  . . . . . . . . . . . . . . . . . 13

ARTICLE VI - CAPITAL STOCK. . . . . . . . . . . . . . . . . . . . . . . . 13
Section  1.  Certificates . . . . . . . . . . . . . . . . . . . . . . . . 13
Section  2.  Issue and Registration of Certificates:
                  Transfer Agents and Registrars . . .  . . . . . . . . . 13
Section  3.  Transfer of Stock  . . . . . . . . . . . . . . . . . . . . . 13
Section  4.  Lost, Destroyed, or Mutilated Certificates . . . . . . . . . 13
Section  5.  Record Date  . . . . . . . . . . . . . . . . . . . . . . . . 14

ARTICLE VII - CONTRACTS, LOANS, BANK ACCOUNTS, CHECKS,
               SECURITIES, ETC.:  AUTHORITY OF OFFICERS . . . . . . . . . 14
Section  1.  Contracts  . . . . . . . . . . . . . . . . . . . . . . . . . 14
Section  2.  Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
Section  3.  Bank Accounts  . . . . . . . . . . . . . . . . . . . . . . . 14
Section  4.  Checks, Securities, Etc.     . . . . . . . . . . . . . . . . 14

ARTICLE VIII - MISCELLANEOUS. . . . . . . . . . . . . . . . . . . . . . . 15
Section  1.  Fiscal Year. . . . . . . . . . . . . . . . . . . . . . . . . 15
Section  2.  Dividends. . . . . . . . . . . . . . . . . . . . . . . . . . 15
Section  3.  Corporate Seal . . . . . . . . . . . . . . . . . . . . . . . 15

ARTICLE IX -  EMERGENCIES . . . . . . . . . . . . . . . . . . . . . . . . 15
Section  1.  Emergency Bylaws . . . . . . . . . . . . . . . . . . . . . . 15
Section  2.  Termination of Emergency . . . . . . . . . . . . . . . . . . 15

ARTICLE X -  AMENDMENTS . . . . . . . . . . . . . . . . . . . . . . . . . 15

                                                                EXHIBIT 10
                        SECOND AMENDMENT
                               to
               SUPPLEMENTAL COMPENSATION AGREEMENT
                             between
                   FIRST VIRGINIA BANKS, INC.
                               and
                      BARRY J. FITZPATRICK


     THIS AGREEMENT OF AMENDMENT, made this 17th day of December,
1996, and effective for all purposes as of this date, by and between
                   FIRST VIRGINIA BANKS, INC.
a Virginia corporation with principal offices located at One First
Virginia Plaza, 6400 Arlington Boulevard, Falls Church, Virginia
22046, hereinafter referred to as the "Corporation," and
                      BARRY J. FITZPATRICK
hereinafter referred to as the "Employee,"
                      W I T N E S S E T H:
     WHEREAS, the Corporation and the Employee entered into a Supplemental Compensation Agreement dated January 25, 1995, which agreement superseded any previous Supplemental Compensation Agreements; and

     WHEREAS, said Supplemental Compensation Agreement may be amended by mutual consent of both the Corporation and the Employee, the First Amendment having been made as of September 27, 1995; and

     WHEREAS, the Corporation and the Employee are agreed that said Supplemental Compensation Agreement be further amended;

     NOW, THEREFORE, in consideration of the mutual covenants herein and the benefits to be derived herefrom, the Corporation and the Employee do hereby agree, each with the other, that said Supplemental Compensation
Agreement be amended as follows:

     1. Paragraph 1. (a) is amended by deleting in its entirety the paragraph as amended and inserting the following language:

     If the Employee resigns, retires, or leaves the Corporation for any reason after reaching the age of 58, he shall be entitled to receive annually for life an amount determined under paragraph 2 hereinbelow (hereinafter referred to as "Compensation").

     Section 1(b) is amended by deleting in its entirety the paragraph and inserting the following:

     (b) If Employee becomes disabled while employed by the Corporation and is eligible (or would have been eligible if the Plan was in effect) to receive long term disability benefits under the Long Term Disability Plan for Employees of First Virginia Banks, Inc. (hereinafter referred to as the "LTD Plan"), then Employee shall be entitled to receive sixty percent of his "Earnings" as that term is defined under the LTD Plan in effect as of December 31, 1996 determined without regard to the maximum limitation under
Section 4.4 of that Plan benefits (minus any benefit he receives from the LTD Plan or any successor plan if the LTD Plan isn't in effect until the earlier of (a) the date he is or would have been no longer eligible to receive long term disability benefits under the LTD Plan, or (b) the date he becomes entitled to receive Compensation pursuant to some provision of this Agreement. If Employee is "dismissed or requested to leave his employment without just cause", he shall then be entitled to receive annually for life the Compensation. For purposes of this Agreement, "dismissed or requested to leave without just cause" shall mean terminated or asked to leave for a reason other than (a) fraud or gross negligence, (b) continual and substantial violation of a rule, regulation or policy of the Corporation after written notice from its Board of Directors, or (c) continual and substantial failure of Employee to perform his duties after written notice from the Corporation's Board of Directors.

     2.  Paragraph 2 (c) is amended by deleting the following sentence:

Said annual Compensation shall be divided by twelve and one-twelfth shall be paid each month beginning with the first full month that Employee is entitled to payment under this Agreement.

and inserting in its place the following sentence:

Said annual Compensation shall be divided by twelve and one-twelfth shall be paid each month beginning with (x) the first full month after the occurrence of both the date that Employee is entitled to payment under this Agreement and the conclusion of the Employment Period as defined in a separate Employment Agreement between the Corporation and Employee dated as of December 17, 1996, if Employee is still an employee of the Corporation on the Effective Date as defined in said Employment Agreement; or (y) the first full month after Employee is entitled to payment under this Agreement, if such date occurs before the Effective Date as defined in said Employment Agreement.

     Section 4 is amended by deleting in its entirety the paragraph and inserting the following:

     It is further agreed that if said Employee dies while holding the position of Chairman and Chief Executive Officer or other assigned position for the Corporation, Pamela Fitzpatrick (if she as his widow survives the Employee) shall receive one-half (1/2) of his Compensation determined as of the date of his death regardless of whether Employee was or was not fully entitled to his Compensation as of that date.

     Section 5 is amended by deleting 5(a)(i) in its entirety and incorporating 5(a)(ii) as part of 5(a) without that section being separately numbered.

     3. Paragraph 7 is amended by deleting the phrase "age of 62" and inserting in its place the phrase "age of 58."

                           CONCLUSION

     IN WITNESS WHEREOF, the Corporation has caused this Agreement of Amendment to be executed on its behalf by its proper officers hereunto duly authorized, and the Employee has duly executed this Agreement all on the date first written in this Agreement.

ATTEST:                            FIRST VIRGINIA BANKS, INC.



/s/ Barbara J. Chapman             By: /s/ Thomas P. Jennings
----------------------                 ----------------------
                                       Thomas P. Jennings
                                       Senior Vice President,
        (Seal)                          General Counsel and
                                        Secretary


WITNESS:                           EMPLOYEE

/s/ Barbara J. Chapman             /s/ Barry J. Fitzpatrick
----------------------             ------------------------
                                   Barry J. Fitzpatrick

                                                               EXHIBIT 10
                      EMPLOYMENT AGREEMENT


          AGREEMENT by and between First Virginia Banks, Inc., a
Virginia corporation (the "Company") and Barry J. Fitzpatrick (the "Executive"), dated as of the 31st day of December, 1996.

          The Board of Directors of the Company (the "Board"), has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide the Executive with compensation and benefits arrangements upon a Change of Control which ensure that the compensation and benefits expectations of the Executive will not be uncertain and that the compensation and benefits will be competitive with those of other corporations. Therefore, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

          NOW, THEREFORE, in consideration of the above-stated premise and other good and valuable consideration, including the Executive's continued employment with the Company, the receipt and adequacy of which are hereby acknowledged, it is hereby agreed as follows:

          1. Certain Definitions. (a) The "Effective Date" shall mean the first date during the Change of Control Period (as defined in Section 1(b)) on which a Change of Control (as defined in Section 2) occurs. Anything in this Agreement to the contrary notwithstanding, if a Change of Control occurs and if the Executive's employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with or in anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean the date immediately prior to the date of such termination of employment.

          (b) The "Change of Control Period" shall mean the period commencing on the date hereof and ending on the third anniversary of the date hereof; provided, however, that commencing on the date one year after the date hereof, and on each annual anniversary of such date (such date and each annual anniversary thereof shall be hereinafter referred to as the "Renewal Date"), unless previously terminated, the Change of Control Period shall be automatically extended so as to terminate three years from such Renewal Date, unless at least 60 days prior to the Renewal Date the Company shall give notice to the Executive that the Change of Control Period shall not be so extended.

          2. Change of Control. For the purposes of this Agreement, a "Change of Control" shall mean:

          (a) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (a), the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company, (ii) any acquisition by the Company,
(iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a transaction which complies with clauses (i), (ii) and (iii) of subsection (c) of this
Section 2; or

          (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

          (c) Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and
(iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

          (d) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

          3. Employment Period. The Company hereby agrees to continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company subject to the terms and conditions of this Agreement, for the period commencing on the Effective Date and ending on the third anniversary of such date (the "Employment Period").

          4.   Terms of Employment.  (a)  Position and Duties.   (i)  During
the Employment Period, (A) the Executive's position (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 120-day period immediately preceding the Effective Date and (B) the Executive's services shall be performed at the location where the Executive was employed immediately preceding the Effective Date or any office or location less than 35 miles from such location.

          (ii) During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to the Executive hereunder, to use the Executive's reasonable best efforts to perform faithfully and efficiently such responsibilities. During the Employment Period it shall not be a violation of this Agreement for the Executive to (A) serve on corporate, civic or charitable boards or committees, (B) deliver lectures, fulfill speaking engagements or teach at educational institutions and (C) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities as an employee of the Company in accordance with this Agreement. It is expressly understood and agreed that to the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executive's responsibilities to the Company.

          (b) Compensation. (i) Base Salary. During the Employment Period, the Executive shall receive an annual base salary ("Annual Base Salary"), which shall be paid at a monthly rate, at least equal to twelve times the highest monthly base salary paid or payable, including any base salary which has been earned but deferred, to the Executive by the Company and its affiliated companies in respect of the twelve-month period immediately preceding the month in which the Effective Date occurs. During the Employment Period, the Annual Base Salary shall be reviewed no more than 12 months after the last salary increase awarded to the Executive prior to the Effective Date and thereafter at least annually. Effective on the date of each review, the Executive's Annual Base Salary shall be increased within the range of percentage increases in annual base salary as in effect generally at that time with respect to other peer executives of the Company and its affiliated companies. Any increase in Annual Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. Annual Base Salary shall not be reduced after any such increase and the term Annual Base Salary as utilized in this Agreement shall refer to Annual Base Salary as so increased. As used in this Agreement, the term "affiliated companies" shall include any company controlled by, controlling or under common control with the Company.

          (ii) Annual Bonus. In addition to Annual Base Salary, the Executive shall be awarded, for each fiscal year ending during the Employment Period, an annual bonus (the "Annual Bonus") in cash at least equal to the Executive's highest bonus under the Company's Employee Profit Sharing Plan and executive bonus practice, or any comparable bonus under any predecessor or successor plans and practices, for the last three full fiscal years prior to the Effective Date (annualized in the event that the Executive was not employed by the Company for the whole of such fiscal year) (the "Recent Annual Bonus"). Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.

          (iii) Incentive, Savings and Retirement Plans. During the Employment Period, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Executive under such plans, practices, policies and programs as in effect at any time during the 120-day period immediately preceding the Effective Date or if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

          (iv) Welfare Benefit Plans. During the Employment Period, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with benefits which are less favorable, in the aggregate, than the most favorable of such plans, practices, policies and programs in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally to other peer executives of the Company and its affiliated companies.

          (v) Expenses. During the Employment Period, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the most favorable policies, practices and procedures of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies. The Executive shall follow the Company's procedures for seeking reimbursement that are in effect at the time reimbursement is sought or, if none, the procedures of the Company in effect during the 120-day period immediately preceding the Effective Date.

          (vi) Fringe Benefits. During the Employment Period, the Executive shall be entitled to fringe benefits, including, without limitation, tax and financial planning services, payment of club dues, and, if applicable, use of an automobile and payment of related expenses, in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

          (vii) Office and Support Staff. During the Employment Period, the Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to exclusive personal secretarial and other assistance, at least equal to the most favorable of the foregoing provided to the Executive by the Company and its affiliated companies at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as provided generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

          (viii) Vacation. During the Employment Period, the Executive shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

          5. Termination of Employment. (a) Death or Disability. The Executive's employment shall terminate automatically upon the Executive's death during the Employment Period. If the Company determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may give to the Executive written notice in accordance with Section 12(b) of this Agreement of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within the 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. For purposes of this Agreement, "Disability" shall mean the absence of the Executive from the Executive's duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executive's legal representative.

          (b) Cause. The Company may terminate the Executive's employment during the Employment Period for Cause. For purposes of this Agreement, "Cause" shall mean:

          (i) the willful and continued failure of the Executive to perform substantially the Executive's duties with the Company or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the Executive by the Board or the Chief Executive Officer of the Company which specifically identifies the manner in which the Board or Chief Executive Officer believes that the Executive has not substantially performed the Executive's duties, or

     (ii) the willful engaging by the Executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company.

For purposes of this provision, no act or failure to act, on the part of the Executive, shall be considered "willful" unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or upon the instructions of the Chief Executive Officer or a senior officer of the Company or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company. The cessation of employment of the Executive shall not be deemed to be for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in subparagraph (i) or (ii) above, and specifying the particulars thereof in detail.

          (c) Good Reason. The Executive's employment may be terminated by the Executive for Good Reason. For purposes of this Agreement, "Good Reason" shall mean:

     (i) the assignment to the Executive of any duties inconsistent in any respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 4(a) of this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

     (ii)  any failure by the Company to comply with any of the provisions of
Section 4(b) of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

     (iii) the Company's requiring the Executive to be based at any office or location other than as provided in Section 4(a)(i)(B) hereof or the Company's requiring the Executive to travel on Company business to a substantially greater extent than required immediately prior to the Effective Date;

     (iv) any purported termination by the Company of the Executive's employment otherwise than as expressly permitted by this Agreement; or

     (v) any failure by the Company to comply with and satisfy Section 11(c) of this Agreement.

     (vi) Anything in this Agreement to the contrary notwithstanding, a termination by the Executive for any reason during the 30-day period immediately following the first anniversary of the Effective Date shall be deemed to be a termination for Good Reason for all purposes of this Agreement.

For purposes of this Section 5(c), any good faith determination of "Good Reason" made by the Executive shall be conclusive.

          (d) Notice of Termination. Any termination by the Company for Cause, or by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

          (e) Date of Termination. "Date of Termination" means (i) if the Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination and (iii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.

          6.  Obligations of the Company upon Termination.
          (a)  Good Reason; Other Than for Cause, Death or
Disability.

          If, at any time commencing on the Effective Date and ending on the first anniversary of such date, the Company shall terminate the Executive's employment other than for Cause or Disability or the Executive shall terminate employment for Good Reason:

     (i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

     A. the sum of (1) the Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid, (2) the product of (x) the higher of (I) the Recent Annual Bonus and (II) the Annual Bonus paid or payable, including any bonus or portion thereof which has been earned but deferred (and annualized for any fiscal year consisting of less than twelve full months or during which the Executive was employed for less than twelve full months), for the most recently completed fiscal year during the Employment Period, if any (such higher amount being referred to as the "Highest Annual Bonus") and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 and (3) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (1), (2), and (3) shall be hereinafter referred to as the "Accrued Obligations"); and

     B. the amount equal to the product of (1) 2.99 and (2) the sum of (x) Executive's Annual Base Salary and (y) the Executive's Highest Annual Bonus.

     (ii) for three years after the Executive's Date of Termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(iv) of this Agreement if the Executive's employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, provided, however, that if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility. For purposes of determining eligibility (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such period; and

     (iii) to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or which the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies (such other amounts and benefits shall be hereinafter referred to as the "Other Benefits").

          If, at any time during the Employment Period other than the time commencing on the Effective Date and ending on the first anniversary of such date, the Company shall terminate the Executive's employment other than for Cause or Disability or the Executive shall terminate employment for Good
Reason:

     (i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

     A. the sum of (1) the Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid, (2) the product of (x) the higher of (I) the Recent Annual Bonus and (II) the Annual Bonus paid or payable, including any bonus or portion thereof which has been earned but deferred (and annualized for any fiscal year consisting of less than twelve full months or during which the Executive was employed for less than twelve full months), for the most recently completed fiscal year during the Employment Period, if any (such higher amount being referred to as the "highest Annual Bonus") and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 and (3) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (1), (2), and (3) shall be hereinafter referred to as the "Accrued Obligations"); and

     B. the amount equal to the product of (1) two and (2) the sum of (x) the Executive's Annual Base Salary and (y) the Executive's Highest Annual Bonus.

     (ii) for three years after the Executive's Date of Termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(iv) of this Agreement if the Executive's employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, provided, however, that if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility. For purposes of determining eligibility (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such period; and

     (iii) to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or which the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies (such other amounts and benefits shall be hereinafter referred to as the "Other Benefits").

          (b) Death. If the Executive's employment is terminated by reason of the Executive's death during the Employment Period, this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this Section 6(b) shall include, without limitation, and the Executive's estate and/or beneficiaries shall be entitled to receive, benefits at least equal to the most favorable benefits provided by the Company and affiliated companies to the estates and beneficiaries of peer executives of the Company and such affiliated companies under such plans, programs, practices and policies relating to death benefits, if any, as in effect with respect to other peer executives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive's estate and/or the Executive's beneficiaries, as in effect on the date of the Executive's death with respect to other peer executives of the Company and its affiliated companies and their beneficiaries.

          (c) Disability. If the Executive's employment is terminated by reason of the Executive's Disability during the Employment Period, this Agreement shall terminate without further obligations to the Executive, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this
Section 6(c) shall include, and the Executive shall be entitled after the Disability Effective Date to receive, disability and other benefits at least equal to the most favorable of those generally provided by the Company and its affiliated companies to disabled executives and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, as in effect generally with respect to other peer executives and their families at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect at any time thereafter generally with respect to other peer executives of the Company and its affiliated companies and their families.

          (d) Cause; Other than for Good Reason. If the Executive's employment shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligations to the Executive other than the obligations to pay to the Executive (x) his Annual Base Salary through the Date of Termination, (y) the amount of any compensation previously deferred by the Executive, and (z) Other Benefits, in each case to the extent theretofore unpaid. If the Executive voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, this Agreement shall terminate without further obligations to the Executive, other than for Accrued Obligations and the timely payment or provision of Other Benefits. In such case, all Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

          7. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor, subject to
Section 12(f), shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

          8. Full Settlement. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f) (2)(A) of the Internal Revenue Code of 1986, as amended (the "Code").

          9.  Certain Additional Payments by the Company.

          (a) Anything in this Agreement to the contrary notwithstanding and except as set forth below, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this Section 9) (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments. Notwithstanding the foregoing provisions of this
Section 9(a), if it shall be determined that the Executive is entitled to a Gross-Up Payment, but that the Executive, after taking into account the Payments and the Gross-Up Payment, would not receive a net after-tax benefit of at least $10,000 (taking into account both income taxes and any Excise
Tax) as compared to the net after-tax proceeds to the Executive resulting from an elimination of the Gross-Up Payment and a reduction of the Payments, in the aggregate, to an amount (the "Reduced Amount") such that the receipt of Payments would not give rise to any Excise Tax, then no Gross-Up Payment shall be made to the Executive and the Payments, in the aggregate, shall be reduced to the Reduced Amount.

          (b) Subject to the provisions of Section 9(c), all determinations required to be made under this Section 9, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by Ernst & Young LLP (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the receipt of notice from the Executive that there has been a Payment, or such earlier time as is requested by the Company. In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change of Control, the Executive shall appoint another nationally recognized accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any Gross-Up Payment, as determined pursuant to this Section 9, shall be paid by the Company to the Executive within five days of the receipt of the Accounting Firm's determination. Any determination by the Accounting Firm shall be binding upon the Company and the Executive. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to
Section 9(c) and the Executive thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive.

          (c) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but no later than ten business days after the Executive is informed in writing of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. The Executive shall not pay such claim prior to the expiration of the 30-day period following the date on which it gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:

     (i) give the Company any information reasonably requested by the Company relating to such claim,

     (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,

     (iii) cooperate with the Company in good faith in order effectively to contest such claim, and

     (iv) permit the Company to participate in any proceedings relating to such claim;

provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Executive harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 9(c), the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Executive to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Executive, on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

          (d) If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 9(c), the Executive becomes entitled to receive any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 9(c)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 9(c), a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial of refund prior to the expiration of 30 days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

     10. Confidential Information. The Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. After termination of the Executive's employment with the Company, the Executive shall return to the Company all of Company's files, documents and papers, whether in hard copy or on computer tape or disc, in the Executive's possession. In no event shall an asserted violation of the provisions of this Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

     11. Successors. (a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

          (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

          (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

          12. Miscellaneous. (a) This Agreement shall be governed by and construed in accordance with the laws of the State Commonwealth of Virginia, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

          (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

          If to the Executive:

               Barry J. Fitzpatrick
               10003 Park Royal Drive
               Great Falls, Virginia 22066

          If to the Company:

               First Virginia Banks, Inc.
               6400 Arlington Boulevard
               Falls Church, Virginia 22042-2336

               Attention:  General Counsel


or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

          (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

          (d) The Company may withhold from any amounts payable under this Agreement such Federal, state, local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

          (e) The Executive's or the Company's failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Section 5(c)(i)-(v) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

          (f) The Executive and the Company acknowledge that, except as may otherwise be provided under any other written agreement between the Executive and the Company, the employment of the Executive by the Company is "at will" and, subject to Section 1(a) hereof, prior to the Effective Date, the Executive's employment and/or this Agreement may be terminated by either the Executive or the Company at any time prior to the Effective Date, in which case the Executive shall have no further rights under this Agreement. This Agreement shall not supersede and shall be in addition to that certain Supplemental Compensation Agreement by and between the Company and the Executive dated January 25, 1995, as it may be amended from time to time.

          IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and seal and, pursuant to the authorization from its Board of Directors, the Company has caused these presents to be executed and sealed in its name on its behalf, all as of the day and year first above written.

                                   EXECUTIVE

                                   /s/ Barry J. Fitzpatrick
                                   ------------------------- (SEAL)
                                   Barry J. Fitzpatrick


Attest:                            FIRST VIRGINIA BANKS, INC.


/s/ Barbara J. Chapman        By:  /s/ Thomas P. Jennings
----------------------             ----------------------
Barbara J. Chapman                 Thomas P. Jennings
                                   Senior Vice President, General
                                    Counsel and Secretary

       (SEAL)

                                                               EXHIBIT 10
                      EMPLOYMENT AGREEMENT


          AGREEMENT by and between First Virginia Banks, Inc., a Virginia corporation (the "Company") and Shirley C. Beavers, Jr. (the "Executive"), dated as of the 31st day of December, 1996.

          The Board of Directors of the Company (the "Board"), has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide the Executive with compensation and benefits arrangements upon a Change of Control which ensure that the compensation and benefits expectations of the Executive will not be uncertain and that the compensation and benefits will be competitive with those of other corporations. Therefore, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

          NOW, THEREFORE, in consideration of the above-stated premise and other good and valuable consideration, including the Executive's continued employment with the Company, the receipt and adequacy of which are hereby acknowledged, it is hereby agreed as follows:

          1. Certain Definitions. (a) The "Effective Date" shall mean the first date during the Change of Control Period (as defined in Section 1(b)) on which a Change of Control (as defined in Section 2) occurs. Anything in this Agreement to the contrary notwithstanding, if a Change of Control occurs and if the Executive's employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with or in anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean the date immediately prior to the date of such termination of employment.

          (b) The "Change of Control Period" shall mean the period commencing on the date hereof and ending on the third anniversary of the date hereof; provided, however, that commencing on the date one year after the date hereof, and on each annual anniversary of such date (such date and each annual anniversary thereof shall be hereinafter referred to as the "Renewal Date"), unless previously terminated, the Change of Control Period shall be automatically extended so as to terminate three years from such Renewal Date, unless at least 60 days prior to the Renewal Date the Company shall give notice to the Executive that the Change of Control Period shall not be so extended.

          2. Change of Control. For the purposes of this Agreement, a "Change of Control" shall mean:

          (a) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (a), the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company, (ii) any acquisition by the Company,
(iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a transaction which complies with clauses (i), (ii) and (iii) of subsection (c) of this
Section 2; or

          (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

          (c) Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and
(iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

          (d) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

          3. Employment Period. The Company hereby agrees to continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company subject to the terms and conditions of this Agreement, for the period commencing on the Effective Date and ending on the third anniversary of such date (the "Employment Period").

          4.   Terms of Employment.  (a)  Position and Duties.   (i)  During
the Employment Period, (A) the Executive's position (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 120-day period immediately preceding the Effective Date and (B) the Executive's services shall be performed at the location where the Executive was employed immediately preceding the Effective Date or any office or location less than 35 miles from such location.

          (ii) During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to the Executive hereunder, to use the Executive's reasonable best efforts to perform faithfully and efficiently such responsibilities. During the Employment Period it shall not be a violation of this Agreement for the Executive to (A) serve on corporate, civic or charitable boards or committees, (B) deliver lectures, fulfill speaking engagements or teach at educational institutions and (C) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities as an employee of the Company in accordance with this Agreement. It is expressly understood and agreed that to the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executive's responsibilities to the Company.

          (b) Compensation. (i) Base Salary. During the Employment Period, the Executive shall receive an annual base salary ("Annual Base Salary"), which shall be paid at a monthly rate, at least equal to twelve times the highest monthly base salary paid or payable, including any base salary which has been earned but deferred, to the Executive by the Company and its affiliated companies in respect of the twelve-month period immediately preceding the month in which the Effective Date occurs. During the Employment Period, the Annual Base Salary shall be reviewed no more than 12 months after the last salary increase awarded to the Executive prior to the Effective Date and thereafter at least annually. Effective on the date of each review, the Executive's Annual Base Salary shall be increased within the range of percentage increases in annual base salary as in effect generally at that time with respect to other peer executives of the Company and its affiliated companies. Any increase in Annual Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. Annual Base Salary shall not be reduced after any such increase and the term Annual Base Salary as utilized in this Agreement shall refer to Annual Base Salary as so increased. As used in this Agreement, the term "affiliated companies" shall include any company controlled by, controlling or under common control with the Company.

          (ii) Annual Bonus. In addition to Annual Base Salary, the Executive shall be awarded, for each fiscal year ending during the Employment Period, an annual bonus (the "Annual Bonus") in cash at least equal to the Executive's highest bonus under the Company's Employee Profit Sharing Plan and executive bonus practice, or any comparable bonus under any predecessor or successor plans and practices, for the last three full fiscal years prior to the Effective Date (annualized in the event that the Executive was not employed by the Company for the whole of such fiscal year) (the "Recent Annual Bonus"). Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.

          (iii) Incentive, Savings and Retirement Plans. During the Employment Period, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Executive under such plans, practices, policies and programs as in effect at any time during the 120-day period immediately preceding the Effective Date or if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

          (iv) Welfare Benefit Plans. During the Employment Period, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with benefits which are less favorable, in the aggregate, than the most favorable of such plans, practices, policies and programs in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally to other peer executives of the Company and its affiliated companies.

          (v) Expenses. During the Employment Period, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the most favorable policies, practices and procedures of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies. The Executive shall follow the Company's procedures for seeking reimbursement that are in effect at the time reimbursement is sought or, if none, the procedures of the Company in effect during the 120-day period immediately preceding the Effective Date.

          (vi) Fringe Benefits. During the Employment Period, the Executive shall be entitled to fringe benefits, including, without limitation, tax and financial planning services, payment of club dues, and, if applicable, use of an automobile and payment of related expenses, in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

          (vii) Office and Support Staff. During the Employment Period, the Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to exclusive personal secretarial and other assistance, at least equal to the most favorable of the foregoing provided to the Executive by the Company and its affiliated companies at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as provided generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

          (viii) Vacation. During the Employment Period, the Executive shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

          5. Termination of Employment. (a) Death or Disability. The Executive's employment shall terminate automatically upon the Executive's death during the Employment Period. If the Company determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may give to the Executive written notice in accordance with Section 12(b) of this Agreement of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within the 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. For purposes of this Agreement, "Disability" shall mean the absence of the Executive from the Executive's duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executive's legal representative.

          (b) Cause. The Company may terminate the Executive's employment during the Employment Period for Cause. For purposes of this Agreement, "Cause" shall mean:

          (i) the willful and continued failure of the Executive to perform substantially the Executive's duties with the Company or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the Executive by the Board or the Chief Executive Officer of the Company which specifically identifies the manner in which the Board or Chief Executive Officer believes that the Executive has not substantially performed the Executive's duties, or

     (ii) the willful engaging by the Executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company.

For purposes of this provision, no act or failure to act, on the part of the Executive, shall be considered "willful" unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or upon the instructions of the Chief Executive Officer or a senior officer of the Company or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company. The cessation of employment of the Executive shall not be deemed to be for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in subparagraph (i) or (ii) above, and specifying the particulars thereof in detail.

          (c) Good Reason. The Executive's employment may be terminated by the Executive for Good Reason. For purposes of this Agreement, "Good Reason" shall mean:

     (i) the assignment to the Executive of any duties inconsistent in any respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 4(a) of this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

     (ii)  any failure by the Company to comply with any of the provisions of
Section 4(b) of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

     (iii) the Company's requiring the Executive to be based at any office or location other than as provided in Section 4(a)(i)(B) hereof or the Company's requiring the Executive to travel on Company business to a substantially greater extent than required immediately prior to the Effective Date;

     (iv) any purported termination by the Company of the Executive's employment otherwise than as expressly permitted by this Agreement; or

     (v) any failure by the Company to comply with and satisfy Section 11(c) of this Agreement.

     (vi) Anything in this Agreement to the contrary notwithstanding, a termination by the Executive for any reason during the 30-day period immediately following the first anniversary of the Effective Date shall be deemed to be a termination for Good Reason for all purposes of this Agreement.

For purposes of this Section 5(c), any good faith determination of "Good Reason" made by the Executive shall be conclusive.

          (d) Notice of Termination. Any termination by the Company for Cause, or by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

          (e) Date of Termination. "Date of Termination" means (i) if the Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination and (iii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.

          6.  Obligations of the Company upon Termination.
          (a)  Good Reason; Other Than for Cause, Death or
Disability.

          If, at any time commencing on the Effective Date and ending on the first anniversary of such date, the Company shall terminate the Executive's employment other than for Cause or Disability or the Executive shall terminate employment for Good Reason:

     (i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

     A. the sum of (1) the Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid, (2) the product of (x) the higher of (I) the Recent Annual Bonus and (II) the Annual Bonus paid or payable, including any bonus or portion thereof which has been earned but deferred (and annualized for any fiscal year consisting of less than twelve full months or during which the Executive was employed for less than twelve full months), for the most recently completed fiscal year during the Employment Period, if any (such higher amount being referred to as the "Highest Annual Bonus") and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 and (3) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (1), (2), and (3) shall be hereinafter referred to as the "Accrued Obligations"); and

     B. the amount equal to the product of (1) 2.99 and (2) the sum of (x) Executive's Annual Base Salary and (y) the Executive's Highest Annual Bonus.

     (ii) for three years after the Executive's Date of Termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(iv) of this Agreement if the Executive's employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, provided, however, that if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility. For purposes of determining eligibility (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such period; and

     (iii) to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or which the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies (such other amounts and benefits shall be hereinafter referred to as the "Other Benefits").

          If, at any time during the Employment Period other than the time commencing on the Effective Date and ending on the first anniversary of such date, the Company shall terminate the Executive's employment other than for Cause or Disability or the Executive shall terminate employment for Good
Reason:

     (i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

     A. the sum of (1) the Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid, (2) the product of (x) the higher of (I) the Recent Annual Bonus and (II) the Annual Bonus paid or payable, including any bonus or portion thereof which has been earned but deferred (and annualized for any fiscal year consisting of less than twelve full months or during which the Executive was employed for less than twelve full months), for the most recently completed fiscal year during the Employment Period, if any (such higher amount being referred to as the "highest Annual Bonus") and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 and (3) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (1), (2), and (3) shall be hereinafter referred to as the "Accrued Obligations"); and

     B. the amount equal to the product of (1) two and (2) the sum of (x) the Executive's Annual Base Salary and (y) the Executive's Highest Annual Bonus.

     (ii) for three years after the Executive's Date of Termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(iv) of this Agreement if the Executive's employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, provided, however, that if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility. For purposes of determining eligibility (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such period; and

     (iii) to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or which the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies (such other amounts and benefits shall be hereinafter referred to as the "Other Benefits").

          (b) Death. If the Executive's employment is terminated by reason of the Executive's death during the Employment Period, this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this Section 6(b) shall include, without limitation, and the Executive's estate and/or beneficiaries shall be entitled to receive, benefits at least equal to the most favorable benefits provided by the Company and affiliated companies to the estates and beneficiaries of peer executives of the Company and such affiliated companies under such plans, programs, practices and policies relating to death benefits, if any, as in effect with respect to other peer executives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive's estate and/or the Executive's beneficiaries, as in effect on the date of the Executive's death with respect to other peer executives of the Company and its affiliated companies and their beneficiaries.

          (c) Disability. If the Executive's employment is terminated by reason of the Executive's Disability during the Employment Period, this Agreement shall terminate without further obligations to the Executive, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this
Section 6(c) shall include, and the Executive shall be entitled after the Disability Effective Date to receive, disability and other benefits at least equal to the most favorable of those generally provided by the Company and its affiliated companies to disabled executives and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, as in effect generally with respect to other peer executives and their families at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect at any time thereafter generally with respect to other peer executives of the Company and its affiliated companies and their families.

          (d) Cause; Other than for Good Reason. If the Executive's employment shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligations to the Executive other than the obligations to pay to the Executive (x) his Annual Base Salary through the Date of Termination, (y) the amount of any compensation previously deferred by the Executive, and (z) Other Benefits, in each case to the extent theretofore unpaid. If the Executive voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, this Agreement shall terminate without further obligations to the Executive, other than for Accrued Obligations and the timely payment or provision of Other Benefits. In such case, all Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

          7. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor, subject to
Section 12(f), shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

          8. Full Settlement. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f) (2)(A) of the Internal Revenue Code of 1986, as amended (the "Code").

          9.  Certain Additional Payments by the Company.

          (a) Anything in this Agreement to the contrary notwithstanding and except as set forth below, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this Section 9) (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments. Notwithstanding the foregoing provisions of this
Section 9(a), if it shall be determined that the Executive is entitled to a Gross-Up Payment, but that the Executive, after taking into account the Payments and the Gross-Up Payment, would not receive a net after-tax benefit of at least $10,000 (taking into account both income taxes and any Excise
Tax) as compared to the net after-tax proceeds to the Executive resulting from an elimination of the Gross-Up Payment and a reduction of the Payments, in the aggregate, to an amount (the "Reduced Amount") such that the receipt of Payments would not give rise to any Excise Tax, then no Gross-Up Payment shall be made to the Executive and the Payments, in the aggregate, shall be reduced to the Reduced Amount.

          (b) Subject to the provisions of Section 9(c), all determinations required to be made under this Section 9, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by Ernst & Young LLP (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the receipt of notice from the Executive that there has been a Payment, or such earlier time as is requested by the Company. In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change of Control, the Executive shall appoint another nationally recognized accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any Gross-Up Payment, as determined pursuant to this Section 9, shall be paid by the Company to the Executive within five days of the receipt of the Accounting Firm's determination. Any determination by the Accounting Firm shall be binding upon the Company and the Executive. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to
Section 9(c) and the Executive thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive.

          (c) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but no later than ten business days after the Executive is informed in writing of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. The Executive shall not pay such claim prior to the expiration of the 30-day period following the date on which it gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:

     (i) give the Company any information reasonably requested by the Company relating to such claim,

     (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,

     (iii) cooperate with the Company in good faith in order effectively to contest such claim, and

     (iv) permit the Company to participate in any proceedings relating to such claim;

provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Executive harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 9(c), the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Executive to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Executive, on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

          (d) If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 9(c), the Executive becomes entitled to receive any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 9(c)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 9(c), a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial of refund prior to the expiration of 30 days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

     10. Confidential Information. The Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. After termination of the Executive's employment with the Company, the Executive shall return to the Company all of Company's files, documents and papers, whether in hard copy or on computer tape or disc, in the Executive's possession. In no event shall an asserted violation of the provisions of this Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

     11. Successors. (a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

          (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

          (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

          12. Miscellaneous. (a) This Agreement shall be governed by and construed in accordance with the laws of the State Commonwealth of Virginia, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

          (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

          If to the Executive:

               Shirley C. Beavers, Jr.
               911 Warwickshire Court
               Great Falls, Virginia 22066

          If to the Company:

               First Virginia Banks, Inc.
               6400 Arlington Boulevard
               Falls Church, Virginia 22042-2336

               Attention:  General Counsel

or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

          (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

          (d) The Company may withhold from any amounts payable under this Agreement such Federal, state, local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

          (e) The Executive's or the Company's failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Section 5(c)(i)-(v) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

          (f) The Executive and the Company acknowledge that, except as may otherwise be provided under any other written agreement between the Executive and the Company, the employment of the Executive by the Company is "at will" and, subject to Section 1(a) hereof, prior to the Effective Date, the Executive's employment and/or this Agreement may be terminated by either the Executive or the Company at any time prior to the Effective Date, in which case the Executive shall have no further rights under this Agreement.

          IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and seal and, pursuant to the authorization from its Board of Directors, the Company has caused these presents to be executed and sealed in its name on its behalf, all as of the day and year first above written.

                                   EXECUTIVE

                                   /s/ Shirley C. Beavers, Jr.
                                   ---------------------------(SEAL)
                                   Shirley C. Beavers, Jr.



Attest:                            FIRST VIRGINIA BANKS, INC.

/s/ Barbara J. Chapman        By:  /s/ Barry J. Fitzpatrick
----------------------             ------------------------
Barbara J. Chapman                 Barry J. Fitzpatrick
                                   Chairman of the Board, President
                                    and Chief Executive Officer

       (SEAL)

                                                              EXHIBIT 10
                      EMPLOYMENT AGREEMENT


          AGREEMENT by and between First Virginia Banks, Inc., a Virginia corporation (the "Company") and Richard F. Bowman (the "Executive"), dated as of the 31st day of December, 1996.

          The Board of Directors of the Company (the "Board"), has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide the Executive with compensation and benefits arrangements upon a Change of Control which ensure that the compensation and benefits expectations of the Executive will not be uncertain and that the compensation and benefits will be competitive with those of other corporations. Therefore, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

          NOW, THEREFORE, in consideration of the above-stated premise and other good and valuable consideration, including the Executive's continued employment with the Company, the receipt and adequacy of which are hereby acknowledged, it is hereby agreed as follows:

          1. Certain Definitions. (a) The "Effective Date" shall mean the first date during the Change of Control Period (as defined in Section 1(b)) on which a Change of Control (as defined in Section 2) occurs. Anything in this Agreement to the contrary notwithstanding, if a Change of Control occurs and if the Executive's employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with or in anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean the date immediately prior to the date of such termination of employment.

          (b) The "Change of Control Period" shall mean the period commencing on the date hereof and ending on the third anniversary of the date hereof; provided, however, that commencing on the date one year after the date hereof, and on each annual anniversary of such date (such date and each annual anniversary thereof shall be hereinafter referred to as the "Renewal Date"), unless previously terminated, the Change of Control Period shall be automatically extended so as to terminate three years from such Renewal Date, unless at least 60 days prior to the Renewal Date the Company shall give notice to the Executive that the Change of Control Period shall not be so extended.

          2. Change of Control. For the purposes of this Agreement, a "Change of Control" shall mean:

          (a) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (a), the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company, (ii) any acquisition by the Company,
(iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a transaction which complies with clauses (i), (ii) and (iii) of subsection (c) of this
Section 2; or

          (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

          (c) Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and
(iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

          (d) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

          3. Employment Period. The Company hereby agrees to continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company subject to the terms and conditions of this Agreement, for the period commencing on the Effective Date and ending on the third anniversary of such date (the "Employment Period").

          4.   Terms of Employment.  (a)  Position and Duties.   (i)  During
the Employment Period, (A) the Executive's position (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 120-day period immediately preceding the Effective Date and (B) the Executive's services shall be performed at the location where the Executive was employed immediately preceding the Effective Date or any office or location less than 35 miles from such location.

          (ii) During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to the Executive hereunder, to use the Executive's reasonable best efforts to perform faithfully and efficiently such responsibilities. During the Employment Period it shall not be a violation of this Agreement for the Executive to (A) serve on corporate, civic or charitable boards or committees, (B) deliver lectures, fulfill speaking engagements or teach at educational institutions and (C) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities as an employee of the Company in accordance with this Agreement. It is expressly understood and agreed that to the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executive's responsibilities to the Company.

          (b) Compensation. (i) Base Salary. During the Employment Period, the Executive shall receive an annual base salary ("Annual Base Salary"), which shall be paid at a monthly rate, at least equal to twelve times the highest monthly base salary paid or payable, including any base salary which has been earned but deferred, to the Executive by the Company and its affiliated companies in respect of the twelve-month period immediately preceding the month in which the Effective Date occurs. During the Employment Period, the Annual Base Salary shall be reviewed no more than 12 months after the last salary increase awarded to the Executive prior to the Effective Date and thereafter at least annually. Effective on the date of each review, the Executive's Annual Base Salary shall be increased within the range of percentage increases in annual base salary as in effect generally at that time with respect to other peer executives of the Company and its affiliated companies. Any increase in Annual Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. Annual Base Salary shall not be reduced after any such increase and the term Annual Base Salary as utilized in this Agreement shall refer to Annual Base Salary as so increased. As used in this Agreement, the term "affiliated companies" shall include any company controlled by, controlling or under common control with the Company.

          (ii) Annual Bonus. In addition to Annual Base Salary, the Executive shall be awarded, for each fiscal year ending during the Employment Period, an annual bonus (the "Annual Bonus") in cash at least equal to the Executive's highest bonus under the Company's Employee Profit Sharing Plan and executive bonus practice, or any comparable bonus under any predecessor or successor plans and practices, for the last three full fiscal years prior to the Effective Date (annualized in the event that the Executive was not employed by the Company for the whole of such fiscal year) (the "Recent Annual Bonus"). Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.

          (iii) Incentive, Savings and Retirement Plans. During the Employment Period, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Executive under such plans, practices, policies and programs as in effect at any time during the 120-day period immediately preceding the Effective Date or if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

          (iv) Welfare Benefit Plans. During the Employment Period, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with benefits which are less favorable, in the aggregate, than the most favorable of such plans, practices, policies and programs in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally to other peer executives of the Company and its affiliated companies.

          (v) Expenses. During the Employment Period, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the most favorable policies, practices and procedures of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies. The Executive shall follow the Company's procedures for seeking reimbursement that are in effect at the time reimbursement is sought or, if none, the procedures of the Company in effect during the 120-day period immediately preceding the Effective Date.

          (vi) Fringe Benefits. During the Employment Period, the Executive shall be entitled to fringe benefits, including, without limitation, tax and financial planning services, payment of club dues, and, if applicable, use of an automobile and payment of related expenses, in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

          (vii) Office and Support Staff. During the Employment Period, the Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to exclusive personal secretarial and other assistance, at least equal to the most favorable of the foregoing provided to the Executive by the Company and its affiliated companies at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as provided generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

          (viii) Vacation. During the Employment Period, the Executive shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

          5. Termination of Employment. (a) Death or Disability. The Executive's employment shall terminate automatically upon the Executive's death during the Employment Period. If the Company determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may give to the Executive written notice in accordance with Section 12(b) of this Agreement of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within the 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. For purposes of this Agreement, "Disability" shall mean the absence of the Executive from the Executive's duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executive's legal representative.

          (b) Cause. The Company may terminate the Executive's employment during the Employment Period for Cause. For purposes of this Agreement, "Cause" shall mean:

          (i) the willful and continued failure of the Executive to perform substantially the Executive's duties with the Company or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the Executive by the Board or the Chief Executive Officer of the Company which specifically identifies the manner in which the Board or Chief Executive Officer believes that the Executive has not substantially performed the Executive's duties, or

     (ii) the willful engaging by the Executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company.

For purposes of this provision, no act or failure to act, on the part of the Executive, shall be considered "willful" unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or upon the instructions of the Chief Executive Officer or a senior officer of the Company or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company. The cessation of employment of the Executive shall not be deemed to be for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in subparagraph (i) or (ii) above, and specifying the particulars thereof in detail.

          (c) Good Reason. The Executive's employment may be terminated by the Executive for Good Reason. For purposes of this Agreement, "Good Reason" shall mean:

     (i) the assignment to the Executive of any duties inconsistent in any respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 4(a) of this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

     (ii)  any failure by the Company to comply with any of the provisions of
Section 4(b) of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

     (iii) the Company's requiring the Executive to be based at any office or location other than as provided in Section 4(a)(i)(B) hereof or the Company's requiring the Executive to travel on Company business to a substantially greater extent than required immediately prior to the Effective Date;

     (iv) any purported termination by the Company of the Executive's employment otherwise than as expressly permitted by this Agreement; or

     (v) any failure by the Company to comply with and satisfy Section 11(c) of this Agreement.

     (vi) Anything in this Agreement to the contrary notwithstanding, a termination by the Executive for any reason during the 30-day period immediately following the first anniversary of the Effective Date shall be deemed to be a termination for Good Reason for all purposes of this Agreement.

For purposes of this Section 5(c), any good faith determination of "Good Reason" made by the Executive shall be conclusive.

          (d) Notice of Termination. Any termination by the Company for Cause, or by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

          (e) Date of Termination. "Date of Termination" means (i) if the Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination and (iii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.

          6.  Obligations of the Company upon Termination.
          (a)  Good Reason; Other Than for Cause, Death or Disability.

          If, at any time commencing on the Effective Date and ending on the first anniversary of such date, the Company shall terminate the Executive's employment other than for Cause or Disability or the Executive shall terminate employment for Good Reason:

     (i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

     A. the sum of (1) the Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid, (2) the product of (x) the higher of (I) the Recent Annual Bonus and (II) the Annual Bonus paid or payable, including any bonus or portion thereof which has been earned but deferred (and annualized for any fiscal year consisting of less than twelve full months or during which the Executive was employed for less than twelve full months), for the most recently completed fiscal year during the Employment Period, if any (such higher amount being referred to as the "Highest Annual Bonus") and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 and (3) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (1), (2), and (3) shall be hereinafter referred to as the "Accrued Obligations"); and

     B. the amount equal to the product of (1) 2.99 and (2) the sum of (x) Executive's Annual Base Salary and (y) the Executive's Highest Annual Bonus.

     (ii) for three years after the Executive's Date of Termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(iv) of this Agreement if the Executive's employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, provided, however, that if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility. For purposes of determining eligibility (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such period; and

     (iii) to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or which the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies (such other amounts and benefits shall be hereinafter referred to as the "Other Benefits").

          If, at any time during the Employment Period other than the time commencing on the Effective Date and ending on the first anniversary of such date, the Company shall terminate the Executive's employment other than for Cause or Disability or the Executive shall terminate employment for Good
Reason:

     (i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

     A. the sum of (1) the Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid, (2) the product of (x) the higher of (I) the Recent Annual Bonus and (II) the Annual Bonus paid or payable, including any bonus or portion thereof which has been earned but deferred (and annualized for any fiscal year consisting of less than twelve full months or during which the Executive was employed for less than twelve full months), for the most recently completed fiscal year during the Employment Period, if any (such higher amount being referred to as the "highest Annual Bonus") and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 and (3) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (1), (2), and (3) shall be hereinafter referred to as the "Accrued Obligations"); and

     B. the amount equal to the product of (1) two and (2) the sum of (x) the Executive's Annual Base Salary and (y) the Executive's Highest Annual Bonus.

     (ii) for three years after the Executive's Date of Termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(iv) of this Agreement if the Executive's employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, provided, however, that if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility. For purposes of determining eligibility (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such period; and

     (iii) to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or which the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies (such other amounts and benefits shall be hereinafter referred to as the "Other Benefits").

          (b) Death. If the Executive's employment is terminated by reason of the Executive's death during the Employment Period, this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this Section 6(b) shall include, without limitation, and the Executive's estate and/or beneficiaries shall be entitled to receive, benefits at least equal to the most favorable benefits provided by the Company and affiliated companies to the estates and beneficiaries of peer executives of the Company and such affiliated companies under such plans, programs, practices and policies relating to death benefits, if any, as in effect with respect to other peer executives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive's estate and/or the Executive's beneficiaries, as in effect on the date of the Executive's death with respect to other peer executives of the Company and its affiliated companies and their beneficiaries.

          (c) Disability. If the Executive's employment is terminated by reason of the Executive's Disability during the Employment Period, this Agreement shall terminate without further obligations to the Executive, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this
Section 6(c) shall include, and the Executive shall be entitled after the Disability Effective Date to receive, disability and other benefits at least equal to the most favorable of those generally provided by the Company and its affiliated companies to disabled executives and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, as in effect generally with respect to other peer executives and their families at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect at any time thereafter generally with respect to other peer executives of the Company and its affiliated companies and their families.

          (d) Cause; Other than for Good Reason. If the Executive's employment shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligations to the Executive other than the obligations to pay to the Executive (x) his Annual Base Salary through the Date of Termination, (y) the amount of any compensation previously deferred by the Executive, and (z) Other Benefits, in each case to the extent theretofore unpaid. If the Executive voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, this Agreement shall terminate without further obligations to the Executive, other than for Accrued Obligations and the timely payment or provision of Other Benefits. In such case, all Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

          7. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor, subject to
Section 12(f), shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

          8. Full Settlement. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f) (2)(A) of the Internal Revenue Code of 1986, as amended (the "Code").

          9.  Certain Additional Payments by the Company.

          (a) Anything in this Agreement to the contrary notwithstanding and except as set forth below, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this Section 9) (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments. Notwithstanding the foregoing provisions of this
Section 9(a), if it shall be determined that the Executive is entitled to a Gross-Up Payment, but that the Executive, after taking into account the Payments and the Gross-Up Payment, would not receive a net after-tax benefit of at least $10,000 (taking into account both income taxes and any Excise
Tax) as compared to the net after-tax proceeds to the Executive resulting from an elimination of the Gross-Up Payment and a reduction of the Payments, in the aggregate, to an amount (the "Reduced Amount") such that the receipt of Payments would not give rise to any Excise Tax, then no Gross-Up Payment shall be made to the Executive and the Payments, in the aggregate, shall be reduced to the Reduced Amount.

          (b) Subject to the provisions of Section 9(c), all determinations required to be made under this Section 9, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by Ernst & Young LLP (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the receipt of notice from the Executive that there has been a Payment, or such earlier time as is requested by the Company. In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change of Control, the Executive shall appoint another nationally recognized accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any Gross-Up Payment, as determined pursuant to this Section 9, shall be paid by the Company to the Executive within five days of the receipt of the Accounting Firm's determination. Any determination by the Accounting Firm shall be binding upon the Company and the Executive. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to
Section 9(c) and the Executive thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive.

          (c) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but no later than ten business days after the Executive is informed in writing of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. The Executive shall not pay such claim prior to the expiration of the 30-day period following the date on which it gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:

     (i) give the Company any information reasonably requested by the Company relating to such claim,

     (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,

     (iii) cooperate with the Company in good faith in order effectively to contest such claim, and

     (iv) permit the Company to participate in any proceedings relating to such claim;

provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Executive harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 9(c), the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Executive to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Executive, on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

          (d) If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 9(c), the Executive becomes entitled to receive any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 9(c)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 9(c), a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial of refund prior to the expiration of 30 days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

     10. Confidential Information. The Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. After termination of the Executive's employment with the Company, the Executive shall return to the Company all of Company's files, documents and papers, whether in hard copy or on computer tape or disc, in the Executive's possession. In no event shall an asserted violation of the provisions of this Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

     11. Successors. (a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

          (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

          (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

          12. Miscellaneous. (a) This Agreement shall be governed by and construed in accordance with the laws of the State Commonwealth of Virginia, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

          (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

          If to the Executive:

               Richard F. Bowman
               2710 Oak Valley Drive
               Vienna, Virginia 22181

          If to the Company:

               First Virginia Banks, Inc.
               6400 Arlington Boulevard
               Falls Church, Virginia 22042-2336

               Attention:  General Counsel

or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

          (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

          (d) The Company may withhold from any amounts payable under this Agreement such Federal, state, local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

          (e) The Executive's or the Company's failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Section 5(c)(i)-(v) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

          (f) The Executive and the Company acknowledge that, except as may otherwise be provided under any other written agreement between the Executive and the Company, the employment of the Executive by the Company is "at will" and, subject to Section 1(a) hereof, prior to the Effective Date, the Executive's employment and/or this Agreement may be terminated by either the Executive or the Company at any time prior to the Effective Date, in which case the Executive shall have no further rights under this Agreement.

          IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and seal and, pursuant to the authorization from its Board of Directors, the Company has caused these presents to be executed and sealed in its name on its behalf, all as of the day and year first above written.

                                   EXECUTIVE

                                   /s/ Richard F. Bowman
                                   ----------------------    (SEAL)
                                   Richard F. Bowman



Attest:                            FIRST VIRGINIA BANKS, INC.


/s/ Barbara J. Chapman        By:  /s/ Barry J. Fitzpatrick
----------------------             ------------------------
Barbara J. Chapman                 Barry J. Fitzpatrick
                                   Chairman of the Board, President
                                    and Chief Executive Officer

       (SEAL)

                                                            EXHIBIT 10
                      EMPLOYMENT AGREEMENT

          AGREEMENT by and between First Virginia Banks, Inc., a Virginia corporation (the "Company") and Raymond E. Brann, Jr. (the "Executive"), dated as of the 31st day of December, 1996.
          The Board of Directors of the Company (the "Board"), has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide the Executive with compensation and benefits arrangements upon a Change of Control which ensure that the compensation and benefits expectations of the Executive will not be uncertain and that the compensation and benefits will be competitive with those of other corporations. Therefore, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

          NOW, THEREFORE, in consideration of the above-stated premise and other good and valuable consideration, including the Executive's continued employment with the Company, the receipt and adequacy of which are hereby acknowledged, it is hereby agreed as follows:

          1. Certain Definitions. (a) The "Effective Date" shall mean the first date during the Change of Control Period (as defined in Section 1(b)) on which a Change of Control (as defined in Section 2) occurs. Anything in this Agreement to the contrary notwithstanding, if a Change of Control occurs and if the Executive's employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with or in anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean the date immediately prior to the date of such termination of employment.

          (b) The "Change of Control Period" shall mean the period commencing on the date hereof and ending on the third anniversary of the date hereof; provided, however, that commencing on the date one year after the date hereof, and on each annual anniversary of such date (such date and each annual anniversary thereof shall be hereinafter referred to as the "Renewal Date"), unless previously terminated, the Change of Control Period shall be automatically extended so as to terminate three years from such Renewal Date, unless at least 60 days prior to the Renewal Date the Company shall give notice to the Executive that the Change of Control Period shall not be so extended.

          2. Change of Control. For the purposes of this Agreement, a "Change of Control" shall mean:

          (a) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (a), the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company, (ii) any acquisition by the Company,
(iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a transaction which complies with clauses (i), (ii) and (iii) of subsection (c) of this
Section 2; or

          (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

          (c) Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and
(iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

          (d) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

          3. Employment Period. The Company hereby agrees to continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company subject to the terms and conditions of this Agreement, for the period commencing on the Effective Date and ending on the third anniversary of such date (the "Employment Period").

          4.   Terms of Employment.  (a)  Position and Duties.   (i)  During
the Employment Period, (A) the Executive's position (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 120-day period immediately preceding the Effective Date and (B) the Executive's services shall be performed at the location where the Executive was employed immediately preceding the Effective Date or any office or location less than 35 miles from such location.

          (ii) During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to the Executive hereunder, to use the Executive's reasonable best efforts to perform faithfully and efficiently such responsibilities. During the Employment Period it shall not be a violation of this Agreement for the Executive to (A) serve on corporate, civic or charitable boards or committees, (B) deliver lectures, fulfill speaking engagements or teach at educational institutions and (C) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities as an employee of the Company in accordance with this Agreement. It is expressly understood and agreed that to the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executive's responsibilities to the Company.

          (b) Compensation. (i) Base Salary. During the Employment Period, the Executive shall receive an annual base salary ("Annual Base Salary"), which shall be paid at a monthly rate, at least equal to twelve times the highest monthly base salary paid or payable, including any base salary which has been earned but deferred, to the Executive by the Company and its affiliated companies in respect of the twelve-month period immediately preceding the month in which the Effective Date occurs. During the Employment Period, the Annual Base Salary shall be reviewed no more than 12 months after the last salary increase awarded to the Executive prior to the Effective Date and thereafter at least annually. Effective on the date of each review, the Executive's Annual Base Salary shall be increased within the range of percentage increases in annual base salary as in effect generally at that time with respect to other peer executives of the Company and its affiliated companies. Any increase in Annual Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. Annual Base Salary shall not be reduced after any such increase and the term Annual Base Salary as utilized in this Agreement shall refer to Annual Base Salary as so increased. As used in this Agreement, the term "affiliated companies" shall include any company controlled by, controlling or under common control with the Company.

          (ii) Annual Bonus. In addition to Annual Base Salary, the Executive shall be awarded, for each fiscal year ending during the Employment Period, an annual bonus (the "Annual Bonus") in cash at least equal to the Executive's highest bonus under the Company's Employee Profit Sharing Plan and executive bonus practice, or any comparable bonus under any predecessor or successor plans and practices, for the last three full fiscal years prior to the Effective Date (annualized in the event that the Executive was not employed by the Company for the whole of such fiscal year) (the "Recent Annual Bonus"). Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.

          (iii) Incentive, Savings and Retirement Plans. During the Employment Period, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Executive under such plans, practices, policies and programs as in effect at any time during the 120-day period immediately preceding the Effective Date or if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

          (iv) Welfare Benefit Plans. During the Employment Period, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with benefits which are less favorable, in the aggregate, than the most favorable of such plans, practices, policies and programs in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally to other peer executives of the Company and its affiliated companies.

          (v) Expenses. During the Employment Period, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the most favorable policies, practices and procedures of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies. The Executive shall follow the Company's procedures for seeking reimbursement that are in effect at the time reimbursement is sought or, if none, the procedures of the Company in effect during the 120-day period immediately preceding the Effective Date.

          (vi) Fringe Benefits. During the Employment Period, the Executive shall be entitled to fringe benefits, including, without limitation, tax and financial planning services, payment of club dues, and, if applicable, use of an automobile and payment of related expenses, in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

          (vii) Office and Support Staff. During the Employment Period, the Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to exclusive personal secretarial and other assistance, at least equal to the most favorable of the foregoing provided to the Executive by the Company and its affiliated companies at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as provided generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

          (viii) Vacation. During the Employment Period, the Executive shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

          5. Termination of Employment. (a) Death or Disability. The Executive's employment shall terminate automatically upon the Executive's death during the Employment Period. If the Company determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may give to the Executive written notice in accordance with Section 12(b) of this Agreement of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within the 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. For purposes of this Agreement, "Disability" shall mean the absence of the Executive from the Executive's duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executive's legal representative.


          (b) Cause. The Company may terminate the Executive's employment during the Employment Period for Cause. For purposes of this Agreement, "Cause" shall mean:

          (i) the willful and continued failure of the Executive to perform substantially the Executive's duties with the Company or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the Executive by the Board or the Chief Executive Officer of the Company which specifically identifies the manner in which the Board or Chief Executive Officer believes that the Executive has not substantially performed the Executive's duties, or

     (ii) the willful engaging by the Executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company.

For purposes of this provision, no act or failure to act, on the part of the Executive, shall be considered "willful" unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or upon the instructions of the Chief Executive Officer or a senior officer of the Company or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company. The cessation of employment of the Executive shall not be deemed to be for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in subparagraph (i) or (ii) above, and specifying the particulars thereof in detail.

          (c) Good Reason. The Executive's employment may be terminated by the Executive for Good Reason. For purposes of this Agreement, "Good Reason" shall mean:

     (i) the assignment to the Executive of any duties inconsistent in any respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 4(a) of this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

     (ii)  any failure by the Company to comply with any of the provisions of
Section 4(b) of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

     (iii) the Company's requiring the Executive to be based at any office or location other than as provided in Section 4(a)(i)(B) hereof or the Company's requiring the Executive to travel on Company business to a substantially greater extent than required immediately prior to the Effective Date;

     (iv) any purported termination by the Company of the Executive's employment otherwise than as expressly permitted by this Agreement; or

     (v) any failure by the Company to comply with and satisfy Section 11(c) of this Agreement.

     (vi) Anything in this Agreement to the contrary notwithstanding, a termination by the Executive for any reason during the 30-day period immediately following the first anniversary of the Effective Date shall be deemed to be a termination for Good Reason for all purposes of this Agreement.

For purposes of this Section 5(c), any good faith determination of "Good Reason" made by the Executive shall be conclusive.

          (d) Notice of Termination. Any termination by the Company for Cause, or by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

          (e) Date of Termination. "Date of Termination" means (i) if the Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination and (iii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.

          6.  Obligations of the Company upon Termination.
          (a)  Good Reason; Other Than for Cause, Death or
Disability.

          If, at any time commencing on the Effective Date and ending on the first anniversary of such date, the Company shall terminate the Executive's employment other than for Cause or Disability or the Executive shall terminate employment for Good Reason:

     (i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

     A. the sum of (1) the Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid, (2) the product of (x) the higher of (I) the Recent Annual Bonus and (II) the Annual Bonus paid or payable, including any bonus or portion thereof which has been earned but deferred (and annualized for any fiscal year consisting of less than twelve full months or during which the Executive was employed for less than twelve full months), for the most recently completed fiscal year during the Employment Period, if any (such higher amount being referred to as the "Highest Annual Bonus") and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 and (3) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (1), (2), and (3) shall be hereinafter referred to as the "Accrued Obligations"); and


     B. the amount equal to the product of (1) 2.99 and (2) the sum of (x) Executive's Annual Base Salary and (y) the Executive's Highest Annual Bonus.

     (ii) for three years after the Executive's Date of Termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(iv) of this Agreement if the Executive's employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, provided, however, that if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility. For purposes of determining eligibility (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such period; and

     (iii) to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or which the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies (such other amounts and benefits shall be hereinafter referred to as the "Other Benefits").

          If, at any time during the Employment Period other than the time commencing on the Effective Date and ending on the first anniversary of such date, the Company shall terminate the Executive's employment other than for Cause or Disability or the Executive shall terminate employment for Good
Reason:

     (i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

     A. the sum of (1) the Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid, (2) the product of (x) the higher of (I) the Recent Annual Bonus and (II) the Annual Bonus paid or payable, including any bonus or portion thereof which has been earned but deferred (and annualized for any fiscal year consisting of less than twelve full months or during which the Executive was employed for less than twelve full months), for the most recently completed fiscal year during the Employment Period, if any (such higher amount being referred to as the "highest Annual Bonus") and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 and (3) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (1), (2), and (3) shall be hereinafter referred to as the "Accrued Obligations"); and

     B. the amount equal to the product of (1) two and (2) the sum of (x) the Executive's Annual Base Salary and (y) the Executive's Highest Annual Bonus.

     (ii) for three years after the Executive's Date of Termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(iv) of this Agreement if the Executive's employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, provided, however, that if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility. For purposes of determining eligibility (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such period; and

     (iii) to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or which the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies (such other amounts and benefits shall be hereinafter referred to as the "Other Benefits").

          (b) Death. If the Executive's employment is terminated by reason of the Executive's death during the Employment Period, this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this Section 6(b) shall include, without limitation, and the Executive's estate and/or beneficiaries shall be entitled to receive, benefits at least equal to the most favorable benefits provided by the Company and affiliated companies to the estates and beneficiaries of peer executives of the Company and such affiliated companies under such plans, programs, practices and policies relating to death benefits, if any, as in effect with respect to other peer executives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive's estate and/or the Executive's beneficiaries, as in effect on the date of the Executive's death with respect to other peer executives of the Company and its affiliated companies and their beneficiaries.

          (c) Disability. If the Executive's employment is terminated by reason of the Executive's Disability during the Employment Period, this Agreement shall terminate without further obligations to the Executive, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this
Section 6(c) shall include, and the Executive shall be entitled after the Disability Effective Date to receive, disability and other benefits at least equal to the most favorable of those generally provided by the Company and its affiliated companies to disabled executives and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, as in effect generally with respect to other peer executives and their families at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect at any time thereafter generally with respect to other peer executives of the Company and its affiliated companies and their families.

          (d) Cause; Other than for Good Reason. If the Executive's employment shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligations to the Executive other than the obligations to pay to the Executive (x) his Annual Base Salary through the Date of Termination, (y) the amount of any compensation previously deferred by the Executive, and (z) Other Benefits, in each case to the extent theretofore unpaid. If the Executive voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, this Agreement shall terminate without further obligations to the Executive, other than for Accrued Obligations and the timely payment or provision of Other Benefits. In such case, all Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

          7. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor, subject to
Section 12(f), shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

          8. Full Settlement. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f) (2)(A) of the Internal Revenue Code of 1986, as amended (the "Code").

          9.  Certain Additional Payments by the Company.

          (a) Anything in this Agreement to the contrary notwithstanding and except as set forth below, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this Section 9) (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments. Notwithstanding the foregoing provisions of this
Section 9(a), if it shall be determined that the Executive is entitled to a Gross-Up Payment, but that the Executive, after taking into account the Payments and the Gross-Up Payment, would not receive a net after-tax benefit of at least $10,000 (taking into account both income taxes and any Excise
Tax) as compared to the net after-tax proceeds to the Executive resulting from an elimination of the Gross-Up Payment and a reduction of the Payments, in the aggregate, to an amount (the "Reduced Amount") such that the receipt of Payments would not give rise to any Excise Tax, then no Gross-Up Payment shall be made to the Executive and the Payments, in the aggregate, shall be reduced to the Reduced Amount.

          (b) Subject to the provisions of Section 9(c), all determinations required to be made under this Section 9, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by Ernst & Young LLP (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the receipt of notice from the Executive that there has been a Payment, or such earlier time as is requested by the Company. In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change of Control, the Executive shall appoint another nationally recognized accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any Gross-Up Payment, as determined pursuant to this Section 9, shall be paid by the Company to the Executive within five days of the receipt of the Accounting Firm's determination. Any determination by the Accounting Firm shall be binding upon the Company and the Executive. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to
Section 9(c) and the Executive thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive.

          (c) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but no later than ten business days after the Executive is informed in writing of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. The Executive shall not pay such claim prior to the expiration of the 30-day period following the date on which it gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:

     (i) give the Company any information reasonably requested by the Company relating to such claim,

     (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,

     (iii) cooperate with the Company in good faith in order effectively to contest such claim, and

     (iv) permit the Company to participate in any proceedings relating to such claim;

provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Executive harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 9(c), the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Executive to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Executive, on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

          (d) If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 9(c), the Executive becomes entitled to receive any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 9(c)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 9(c), a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial of refund prior to the expiration of 30 days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

     10. Confidential Information. The Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. After termination of the Executive's employment with the Company, the Executive shall return to the Company all of Company's files, documents and papers, whether in hard copy or on computer tape or disc, in the Executive's possession. In no event shall an asserted violation of the provisions of this Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

     11. Successors. (a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

          (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

          (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

          12. Miscellaneous. (a) This Agreement shall be governed by and construed in accordance with the laws of the State Commonwealth of Virginia, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

          (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

          If to the Executive:

               Raymond E. Brann, Jr.
               4601 N. 35th Street
               Arlington, Virginia 22207

          If to the Company:

               First Virginia Banks, Inc.
               6400 Arlington Boulevard
               Falls Church, Virginia 22042-2336

               Attention:  General Counsel

or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

          (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

          (d) The Company may withhold from any amounts payable under this Agreement such Federal, state, local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

          (e) The Executive's or the Company's failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Section 5(c)(i)-(v) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

          (f) The Executive and the Company acknowledge that, except as may otherwise be provided under any other written agreement between the Executive and the Company, the employment of the Executive by the Company is "at will" and, subject to Section 1(a) hereof, prior to the Effective Date, the Executive's employment and/or this Agreement may be terminated by either the Executive or the Company at any time prior to the Effective Date, in which case the Executive shall have no further rights under this Agreement.

          IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and seal and, pursuant to the authorization from its Board of Directors, the Company has caused these presents to be executed and sealed in its name on its behalf, all as of the day and year first above written.

                                   EXECUTIVE

                                   /s/ Raymond E. Brann, Jr.
                                   ------------------------- (SEAL)
                                   Raymond E. Brann, Jr.



Attest:                            FIRST VIRGINIA BANKS, INC.


/s/ Barbara J. Chapman        By:  /s/ Barry J. Fitzpatrick
----------------------             ------------------------
Barbara J. Chapman                 Barry J. Fitzpatrick
                                   Chairman of the Board, President
                                    and Chief Executive Officer

       (SEAL)

                                                              EXHIBIT 10
                      EMPLOYMENT AGREEMENT


          AGREEMENT by and between First Virginia Banks, Inc., a Virginia corporation (the "Company") and Thomas P. Jennings (the "Executive"), dated as of the 31st day of December, 1996.

          The Board of Directors of the Company (the "Board"), has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide the Executive with compensation and benefits arrangements upon a Change of Control which ensure that the compensation and benefits expectations of the Executive will not be uncertain and that the compensation and benefits will be competitive with those of other corporations. Therefore, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

          NOW, THEREFORE, in consideration of the above-stated premise and other good and valuable consideration, including the Executive's continued employment with the Company, the receipt and adequacy of which are hereby acknowledged, it is hereby agreed as follows:

          1. Certain Definitions. (a) The "Effective Date" shall mean the first date during the Change of Control Period (as defined in Section 1(b)) on which a Change of Control (as defined in Section 2) occurs. Anything in this Agreement to the contrary notwithstanding, if a Change of Control occurs and if the Executive's employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with or in anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean the date immediately prior to the date of such termination of employment.

          (b) The "Change of Control Period" shall mean the period commencing on the date hereof and ending on the third anniversary of the date hereof; provided, however, that commencing on the date one year after the date hereof, and on each annual anniversary of such date (such date and each annual anniversary thereof shall be hereinafter referred to as the "Renewal Date"), unless previously terminated, the Change of Control Period shall be automatically extended so as to terminate three years from such Renewal Date, unless at least 60 days prior to the Renewal Date the Company shall give notice to the Executive that the Change of Control Period shall not be so extended.

          2. Change of Control. For the purposes of this Agreement, a "Change of Control" shall mean:

          (a) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (a), the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company, (ii) any acquisition by the Company,
(iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a transaction which complies with clauses (i), (ii) and (iii) of subsection (c) of this
Section 2; or

          (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

          (c) Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and
(iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

          (d) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

          3. Employment Period. The Company hereby agrees to continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company subject to the terms and conditions of this Agreement, for the period commencing on the Effective Date and ending on the third anniversary of such date (the "Employment Period").

          4.   Terms of Employment.  (a)  Position and Duties.   (i)  During
the Employment Period, (A) the Executive's position (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 120-day period immediately preceding the Effective Date and (B) the Executive's services shall be performed at the location where the Executive was employed immediately preceding the Effective Date or any office or location less than 35 miles from such location.

          (ii) During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to the Executive hereunder, to use the Executive's reasonable best efforts to perform faithfully and efficiently such responsibilities. During the Employment Period it shall not be a violation of this Agreement for the Executive to (A) serve on corporate, civic or charitable boards or committees, (B) deliver lectures, fulfill speaking engagements or teach at educational institutions and (C) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities as an employee of the Company in accordance with this Agreement. It is expressly understood and agreed that to the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executive's responsibilities to the Company.

          (b) Compensation. (i) Base Salary. During the Employment Period, the Executive shall receive an annual base salary ("Annual Base Salary"), which shall be paid at a monthly rate, at least equal to twelve times the highest monthly base salary paid or payable, including any base salary which has been earned but deferred, to the Executive by the Company and its affiliated companies in respect of the twelve-month period immediately preceding the month in which the Effective Date occurs. During the Employment Period, the Annual Base Salary shall be reviewed no more than 12 months after the last salary increase awarded to the Executive prior to the Effective Date and thereafter at least annually. Effective on the date of each review, the Executive's Annual Base Salary shall be increased within the range of percentage increases in annual base salary as in effect generally at that time with respect to other peer executives of the Company and its affiliated companies. Any increase in Annual Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. Annual Base Salary shall not be reduced after any such increase and the term Annual Base Salary as utilized in this Agreement shall refer to Annual Base Salary as so increased. As used in this Agreement, the term "affiliated companies" shall include any company controlled by, controlling or under common control with the Company.

          (ii) Annual Bonus. In addition to Annual Base Salary, the Executive shall be awarded, for each fiscal year ending during the Employment Period, an annual bonus (the "Annual Bonus") in cash at least equal to the Executive's highest bonus under the Company's Employee Profit Sharing Plan and executive bonus practice, or any comparable bonus under any predecessor or successor plans and practices, for the last three full fiscal years prior to the Effective Date (annualized in the event that the Executive was not employed by the Company for the whole of such fiscal year) (the "Recent Annual Bonus"). Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.

          (iii) Incentive, Savings and Retirement Plans. During the Employment Period, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Executive under such plans, practices, policies and programs as in effect at any time during the 120-day period immediately preceding the Effective Date or if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

          (iv) Welfare Benefit Plans. During the Employment Period, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with benefits which are less favorable, in the aggregate, than the most favorable of such plans, practices, policies and programs in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally to other peer executives of the Company and its affiliated companies.

          (v) Expenses. During the Employment Period, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the most favorable policies, practices and procedures of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies. The Executive shall follow the Company's procedures for seeking reimbursement that are in effect at the time reimbursement is sought or, if none, the procedures of the Company in effect during the 120-day period immediately preceding the Effective Date.

          (vi) Fringe Benefits. During the Employment Period, the Executive shall be entitled to fringe benefits, including, without limitation, tax and financial planning services, payment of club dues, and, if applicable, use of an automobile and payment of related expenses, in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

          (vii) Office and Support Staff. During the Employment Period, the Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to exclusive personal secretarial and other assistance, at least equal to the most favorable of the foregoing provided to the Executive by the Company and its affiliated companies at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as provided generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

          (viii) Vacation. During the Employment Period, the Executive shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

          5. Termination of Employment. (a) Death or Disability. The Executive's employment shall terminate automatically upon the Executive's death during the Employment Period. If the Company determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may give to the Executive written notice in accordance with Section 12(b) of this Agreement of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within the 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. For purposes of this Agreement, "Disability" shall mean the absence of the Executive from the Executive's duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executive's legal representative.

          (b) Cause. The Company may terminate the Executive's employment during the Employment Period for Cause. For purposes of this Agreement, "Cause" shall mean:

          (i) the willful and continued failure of the Executive to perform substantially the Executive's duties with the Company or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the Executive by the Board or the Chief Executive Officer of the Company which specifically identifies the manner in which the Board or Chief Executive Officer believes that the Executive has not substantially performed the Executive's duties, or

     (ii) the willful engaging by the Executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company.

For purposes of this provision, no act or failure to act, on the part of the Executive, shall be considered "willful" unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or upon the instructions of the Chief Executive Officer or a senior officer of the Company or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company. The cessation of employment of the Executive shall not be deemed to be for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in subparagraph (i) or (ii) above, and specifying the particulars thereof in detail.

          (c) Good Reason. The Executive's employment may be terminated by the Executive for Good Reason. For purposes of this Agreement, "Good Reason" shall mean:

     (i) the assignment to the Executive of any duties inconsistent in any respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 4(a) of this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

     (ii)  any failure by the Company to comply with any of the provisions of
Section 4(b) of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

     (iii) the Company's requiring the Executive to be based at any office or location other than as provided in Section 4(a)(i)(B) hereof or the Company's requiring the Executive to travel on Company business to a substantially greater extent than required immediately prior to the Effective Date;

     (iv) any purported termination by the Company of the Executive's employment otherwise than as expressly permitted by this Agreement; or

     (v) any failure by the Company to comply with and satisfy Section 11(c) of this Agreement.

     (vi) Anything in this Agreement to the contrary notwithstanding, a termination by the Executive for any reason during the 30-day period immediately following the first anniversary of the Effective Date shall be deemed to be a termination for Good Reason for all purposes of this Agreement.

For purposes of this Section 5(c), any good faith determination of "Good Reason" made by the Executive shall be conclusive.

          (d) Notice of Termination. Any termination by the Company for Cause, or by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

          (e) Date of Termination. "Date of Termination" means (i) if the Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination and (iii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.

          6.  Obligations of the Company upon Termination.
          (a)  Good Reason; Other Than for Cause, Death or
Disability.

          If, at any time commencing on the Effective Date and ending on the first anniversary of such date, the Company shall terminate the Executive's employment other than for Cause or Disability or the Executive shall terminate employment for Good Reason:

     (i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

     A. the sum of (1) the Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid, (2) the product of (x) the higher of (I) the Recent Annual Bonus and (II) the Annual Bonus paid or payable, including any bonus or portion thereof which has been earned but deferred (and annualized for any fiscal year consisting of less than twelve full months or during which the Executive was employed for less than twelve full months), for the most recently completed fiscal year during the Employment Period, if any (such higher amount being referred to as the "Highest Annual Bonus") and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 and (3) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (1), (2), and (3) shall be hereinafter referred to as the "Accrued Obligations"); and

     B. the amount equal to the product of (1) 2.99 and (2) the sum of (x) Executive's Annual Base Salary and (y) the Executive's Highest Annual Bonus.

     (ii) for three years after the Executive's Date of Termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(iv) of this Agreement if the Executive's employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, provided, however, that if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility. For purposes of determining eligibility (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such period; and

     (iii) to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or which the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies (such other amounts and benefits shall be hereinafter referred to as the "Other Benefits").

          If, at any time during the Employment Period other than the time commencing on the Effective Date and ending on the first anniversary of such date, the Company shall terminate the Executive's employment other than for Cause or Disability or the Executive shall terminate employment for Good
Reason:

     (i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

     A. the sum of (1) the Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid, (2) the product of (x) the higher of (I) the Recent Annual Bonus and (II) the Annual Bonus paid or payable, including any bonus or portion thereof which has been earned but deferred (and annualized for any fiscal year consisting of less than twelve full months or during which the Executive was employed for less than twelve full months), for the most recently completed fiscal year during the Employment Period, if any (such higher amount being referred to as the "highest Annual Bonus") and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 and (3) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (1), (2), and (3) shall be hereinafter referred to as the "Accrued Obligations"); and

     B. the amount equal to the product of (1) two and (2) the sum of (x) the Executive's Annual Base Salary and (y) the Executive's Highest Annual Bonus.

     (ii) for three years after the Executive's Date of Termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(iv) of this Agreement if the Executive's employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, provided, however, that if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility. For purposes of determining eligibility (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such period; and

     (iii) to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or which the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies (such other amounts and benefits shall be hereinafter referred to as the "Other Benefits").

          (b) Death. If the Executive's employment is terminated by reason of the Executive's death during the Employment Period, this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this Section 6(b) shall include, without limitation, and the Executive's estate and/or beneficiaries shall be entitled to receive, benefits at least equal to the most favorable benefits provided by the Company and affiliated companies to the estates and beneficiaries of peer executives of the Company and such affiliated companies under such plans, programs, practices and policies relating to death benefits, if any, as in effect with respect to other peer executives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive's estate and/or the Executive's beneficiaries, as in effect on the date of the Executive's death with respect to other peer executives of the Company and its affiliated companies and their beneficiaries.

          (c) Disability. If the Executive's employment is terminated by reason of the Executive's Disability during the Employment Period, this Agreement shall terminate without further obligations to the Executive, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this
Section 6(c) shall include, and the Executive shall be entitled after the Disability Effective Date to receive, disability and other benefits at least equal to the most favorable of those generally provided by the Company and its affiliated companies to disabled executives and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, as in effect generally with respect to other peer executives and their families at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect at any time thereafter generally with respect to other peer executives of the Company and its affiliated companies and their families.

          (d) Cause; Other than for Good Reason. If the Executive's employment shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligations to the Executive other than the obligations to pay to the Executive (x) his Annual Base Salary through the Date of Termination, (y) the amount of any compensation previously deferred by the Executive, and (z) Other Benefits, in each case to the extent theretofore unpaid. If the Executive voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, this Agreement shall terminate without further obligations to the Executive, other than for Accrued Obligations and the timely payment or provision of Other Benefits. In such case, all Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

          7. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor, subject to
Section 12(f), shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

          8. Full Settlement. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f) (2)(A) of the Internal Revenue Code of 1986, as amended (the "Code").

          9.  Certain Additional Payments by the Company.

          (a) Anything in this Agreement to the contrary notwithstanding and except as set forth below, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this Section 9) (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments. Notwithstanding the foregoing provisions of this
Section 9(a), if it shall be determined that the Executive is entitled to a Gross-Up Payment, but that the Executive, after taking into account the Payments and the Gross-Up Payment, would not receive a net after-tax benefit of at least $10,000 (taking into account both income taxes and any Excise
Tax) as compared to the net after-tax proceeds to the Executive resulting from an elimination of the Gross-Up Payment and a reduction of the Payments, in the aggregate, to an amount (the "Reduced Amount") such that the receipt of Payments would not give rise to any Excise Tax, then no Gross-Up Payment shall be made to the Executive and the Payments, in the aggregate, shall be reduced to the Reduced Amount.

          (b) Subject to the provisions of Section 9(c), all determinations required to be made under this Section 9, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by Ernst & Young LLP (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the receipt of notice from the Executive that there has been a Payment, or such earlier time as is requested by the Company. In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change of Control, the Executive shall appoint another nationally recognized accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any Gross-Up Payment, as determined pursuant to this Section 9, shall be paid by the Company to the Executive within five days of the receipt of the Accounting Firm's determination. Any determination by the Accounting Firm shall be binding upon the Company and the Executive. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to
Section 9(c) and the Executive thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive.

          (c) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but no later than ten business days after the Executive is informed in writing of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. The Executive shall not pay such claim prior to the expiration of the 30-day period following the date on which it gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:

     (i) give the Company any information reasonably requested by the Company relating to such claim,

     (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,

     (iii) cooperate with the Company in good faith in order effectively to contest such claim, and

     (iv) permit the Company to participate in any proceedings relating to such claim;

provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Executive harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 9(c), the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Executive to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Executive, on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

          (d) If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 9(c), the Executive becomes entitled to receive any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 9(c)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 9(c), a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial of refund prior to the expiration of 30 days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

     10. Confidential Information. The Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. After termination of the Executive's employment with the Company, the Executive shall return to the Company all of Company's files, documents and papers, whether in hard copy or on computer tape or disc, in the Executive's possession. In no event shall an asserted violation of the provisions of this Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

     11. Successors. (a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

          (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

          (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

          12. Miscellaneous. (a) This Agreement shall be governed by and construed in accordance with the laws of the State Commonwealth of Virginia, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

          (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

          If to the Executive:

               Thomas P. Jennings
               3869 N. Rixey Street
               Arlington, Virginia 22207-4621

          If to the Company:

               First Virginia Banks, Inc.
               6400 Arlington Boulevard
               Falls Church, Virginia 22042-2336

               Attention:  General Counsel

or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

          (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

          (d) The Company may withhold from any amounts payable under this Agreement such Federal, state, local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

          (e) The Executive's or the Company's failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Section 5(c)(i)-(v) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

          (f) The Executive and the Company acknowledge that, except as may otherwise be provided under any other written agreement between the Executive and the Company, the employment of the Executive by the Company is "at will" and, subject to Section 1(a) hereof, prior to the Effective Date, the Executive's employment and/or this Agreement may be terminated by either the Executive or the Company at any time prior to the Effective Date, in which case the Executive shall have no further rights under this Agreement.

          IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and seal and, pursuant to the authorization from its Board of Directors, the Company has caused these presents to be executed and sealed in its name on its behalf, all as of the day and year first above written.

                                   EXECUTIVE

                                   /s/ Thomas P. Jennings
                                   -----------------------   (SEAL)
                                   Thomas P. Jennings



Attest:                            FIRST VIRGINIA BANKS, INC.


/s/ Barbara J. Chapman        By:  /s/ Barry J. Fitzpatrick
----------------------             ------------------------
Barbara J. Chapman                 Barry J. Fitzpatrick
                                   Chairman of the Board, President
                                    and Chief Executive Officer

       (SEAL)

                                                               EXHIBIT 11

                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

                                                Year Ended December 31
                                            1996          1995         1994
                                          --------      -------      -------
                                        (In thousands, except per share data)
PRIMARY:

   Average common shares outstanding       33,192       33,976        32,190
   Dilutive effect of stock options            78           80            91
                                         --------     --------      --------
     Total average common shares           33,270       34,056        32,281
                                         ========     ========      ========

   Net income                            $116,341     $111,599      $113,221
   Provision for preferred dividends          (44)         (47)          (51)
                                         --------     --------      --------
     Net income applicable to common
        stock                            $116,297     $111,552      $113,170
                                         ========     ========      ========

     Net income per share of common
        stock                               $3.50        $3.28         $3.51
                                         ========     ========      ========


FULLY DILUTED:

   Average common shares outstanding       33,192       33,976        32,190
   Dilutive effect of stock options            79           83            91
   Conversion of preferred stock               97          104           112
                                         --------     --------      --------
        Total average common shares        33,368       34,163        32,393
                                         ========     ========      ========

   Net income                            $116,341     $111,599      $113,221
                                         ========     ========      ========

     Net income per share of common
        stock                               $3.49        $3.27         $3.50
                                         ========     ========      ========

                                                                 EXHIBIT 12
                                FIRST VIRGINIA BANKS, INC.
                            STATEMENT RE: COMPUTATION OF RATIOS


                                         Year Ended December 31
                            1996       1995       1994       1993       1992
                         ---------- ---------- ---------- ---------- ----------
                            (in thousands, except per share data and ratios)
Ratios - Page 10
----------------
 Book Value Per Share:
  Total shareholders'
    equity               $  871,277 $  869,647 $  806,888 $  691,501 $  607,399
  Preferred stock               647        695        746        805        825
                         ---------- ---------- ---------- ---------- ----------
  Common shareholders'
    equity                  870,630    868,952    806,142    690,696    606,574
  Common shares
    outstanding              32,408     33,951     34,050     32,444     32,185

  Book value per share   $    26.86 $    25.59 $    23.68 $    21.29 $    18.85
                         ========== ========== ========== ========== ==========

Ratios - Page 11
----------------
 Return on Average Assets:
  Net income             $  116,341 $  111,599 $  113,221 $  116,024 $   97,473
  Average assets          8,145,963  7,941,224  7,157,784  6,890,738  6,503,428

  Return on average
    assets ratio              1.43%      1.41%      1.58%      1.68%      1.50%
                         ========== ========== ========== ========== ==========

 Return on Average Equity:
  Net income             $  116,341 $  111,599 $  113,221 $  116,024 $   97,473
  Average shareholders'
    equity                  869,791    836,387    718,442    651,461    572,273

  Return on average
    equity ratio             13.38%     13.34%     15.76%     17.81%     17.03%
                         ========== ========== ========== ========== ==========

 Net Interest Margin:
  Net interest income
    (taxable equivalent) $  380,510 $  365,142 $  349,469 $  347,946 $  329,165
  Total average
    earning assets        7,521,408  7,291,540  6,619,785  6,369,351  6,031,125

  Net interest margin
    ratio                     5.06%      5.00%      5.28%      5.46%      5.46%
                         ========== ========== ========== ========== ==========

                                FIRST VIRGINIA BANKS, INC.
                      STATEMENT RE: COMPUTATION OF RATIOS (Continued)


                                         Year Ended December 31
                            1996       1995       1994       1993       1992
                         ---------- ---------- ---------- ---------- ----------
                                       (in thousands, except ratios)
 Risk-Based Capital:
  Tier 1:
   Tier 1 risk-based
     capital             $  780,695 $  777,501 $  725,258 $  678,139 $  595,218
   Risk weighted assets   5,754,997  5,042,824  4,912,312  4,026,386  3,834,252

   Tier 1 risk-based
     capital ratio           13.57%     15.42%     14.76%     16.84%     15.52%
                         ========== ========== ========== ========== ==========

  Total Capital:
   Total risk-based
     capital             $  843,456 $  835,423 $  784,118 $  728,481 $  643,146
   Risk weighted assets   5,754,997  5,042,824  4,912,312  4,026,386  3,834,252

   Total risk-based
     capital ratio           14.66%     16.57%     15.96%     18.09%     16.77%
                         ========== ========== ========== ========== ==========

 Tier 1 Leverage Ratio:
  Tier 1 risk-based
    capital              $  780,695 $  777,501 $  725,258 $  678,139 $  595,218
  Total quarterly
    average assets        8,055,381  8,071,746  7,078,376  7,007,511  6,681,798

  Tier 1 leverage ratio       9.69%      9.63%     10.25%      9.67%      8.91%
                         ========== ========== ========== ========== ==========

 Capital Strength:
  Average shareholders'
    equity                  869,791    836,387    718,442    651,461    572,273
  Average assets          8,145,963  7,941,224  7,157,784  6,890,738  6,503,428

  Capital strength ratio     10.68%     10.53%     10.04%      9.45%      8.80%
                         ========== ========== ========== ========== ==========

 Dividends Declared:
  Common dividends
    declared, per share       1.445       1.36       1.28       1.13       0.99
  Net income, per share        3.50       3.28       3.51       3.57       3.02

  Dividends as percent
    of net income            41.29%     41.46%     36.47%     31.65%     32.78%
                         ========== ========== ========== ========== ==========

                                FIRST VIRGINIA BANKS, INC.
                      STATEMENT RE: COMPUTATION OF RATIOS (Continued)


                                         Year Ended December 31
                            1996       1995       1994       1993       1992
                         ---------- ---------- ---------- ---------- ----------
                                       (in thousands, except ratios)
Ratios - Page 37
----------------
 Net Loan Losses to Average Loans:
  Net charge-offs:
   Credit card           $    6,765 $    5,481 $    3,821 $    3,758 $    4,220
   Indirect automobile        3,944      1,644        408        725      3,115
   Other                      1,632        855        492        699      1,945
   Real estate                  175        149         95         22        455
   Commercial                   379      1,150        126        (82)     3,097
                         ---------- ---------- ---------- ---------- ----------
  Net charge-offs        $   12,895 $    9,279 $    4,942 $    5,122 $   12,832
                         ---------- ---------- ---------- ---------- ----------


  Average loans:
   Credit card           $  180,577 $  171,585 $  146,429 $  134,102 $  135,700
   Indirect automobile    1,812,105  1,666,029  1,493,932  1,241,906  1,088,753
   Other                  1,463,948  1,454,779  1,448,672  1,293,455  1,206,646
   Real estate              962,891    924,763    667,382    691,048    610,223
   Commercial               752,135    738,337    630,724    597,811    618,784
                         ---------- ---------- ---------- ---------- ----------
  Average loans          $5,171,656 $4,955,493 $4,387,139 $3,958,322 $3,660,106
                         ---------- ---------- ---------- ---------- ----------


  Ratios by category:
   Credit card                3.75%      3.19%      2.61%      2.80%      3.11%
   Indirect automobile        0.22       0.10       0.03       0.06       0.29
   Other                      0.11       0.06       0.03       0.05       0.16
   Real estate                0.02       0.02       0.01        -         0.07
   Commercial                 0.05       0.16       0.02      (0.01)      0.50
                         ---------- ---------- ---------- ---------- ----------
  Total net charge-offs
    to average loans          0.25%      0.19% $    0.11%      0.13%      0.35%
                         ========== ========== ========== ========== ==========

                                FIRST VIRGINIA BANKS, INC.
                      STATEMENT RE: COMPUTATION OF RATIOS (Continued)

                                                   1996
                              ----------------------------------------------
                                              Quarter Ended
                              ----------------------------------------------
                                Dec. 31    Sept. 30    June 30      Mar. 31
                              ----------  ----------  ----------  ----------
                                       (in thousands, except ratios)
Ratios - Page 43
----------------
  Rates Earned on Assets:
    Interest income
      (taxable equivalent)    $  149,691  $  148,595  $  147,765  $  146,748
    Total earning assets       7,567,637   7,489,403   7,534,770   7,493,629

    Rates earned on assets          7.88%       7.91%       7.84%       7.83%
                              ==========  ==========  ==========  ==========

  Rates Paid on Liabilities:
    Interest expense          $   53,039  $   52,143  $   52,447  $   54,669
    Total interest-bearing
      liabilities              5,975,347   5,917,509   5,965,463   5,989,060

    Rates paid on liabilities       3.53%       3.51%       3.54%       3.67%
                              ==========  ==========  ==========  ==========

  Net Interest Margin:
    Net interest income
      (taxable equivalent)    $   96,652  $   96,452  $   95,318  $   92,079
    Total average
      earning assets           7,567,637   7,489,403   7,534,770   7,493,629

  Net interest margin ratio         5.09%       5.14%       5.04%       4.90%
                              ==========  ==========  ==========  ==========

  Return on Average Assets:
    Net income                $   30,798  $   28,586  $   28,574  $   28,383
    Average assets             8,197,088   8,105,571   8,150,046   8,130,426

  Return on average
    assets ratio                    1.50%       1.41%       1.40%       1.40%
                              ==========  ==========  ==========  ==========

  Return on Average Equity:
    Net income                $   30,798  $   28,586  $   28,574  $   28,383
    Average shareholders'
      equity                     872,293     861,434     869,872     873,662

    Return on average
      equity ratio                 14.12%      13.27%      13.14%      13.00%
                              ==========  ==========  ==========  ==========

                                FIRST VIRGINIA BANKS, INC.
                      STATEMENT RE: COMPUTATION OF RATIOS (Continued)

                                                   1995
                              ----------------------------------------------
                                              Quarter Ended
                              ----------------------------------------------
                                Dec. 31    Sept. 30    June 30      Mar. 31
                              ----------  ----------  ----------  ----------
                                       (in thousands, except ratios)
Ratios - Page 44
----------------
  Rates Earned on Assets:
    Interest income
      (taxable equivalent)    $  148,700  $  147,080  $  144,481  $  140,398
    Total earning assets       7,502,315   7,329,912   7,227,162   7,097,333

    Rates earned on assets          7.89%       7.99%       7.99%       7.93%
                              ==========  ==========  ==========  ==========

  Rates Paid on Liabilities:
    Interest expense          $   57,543  $   55,230  $   53,727  $   49,002
    Total interest-bearing
      liabilities              6,022,843   5,867,889   5,825,308   5,747,250

    Rates paid on liabilities       3.79%       3.73%       3.70%       3.47%
                              ==========  ==========  ==========  ==========

  Net Interest Margin:
    Net interest income
      (taxable equivalent)    $   91,157  $   91,850  $   90,754  $   91,396
    Total average
      earning assets           7,502,315   7,329,912   7,227,162   7,097,333

  Net interest margin ratio         4.85%       5.00%       5.01%       5.12%
                              ==========  ==========  ==========  ==========

  Return on Average Assets:
    Net income                $   27,560  $   29,269  $   27,572  $   27,198
    Average assets             8,163,892   7,975,500   7,873,367   7,742,540

  Return on average
    assets ratio                    1.35%       1.47%       1.40%       1.41%
                              ==========  ==========  ==========  ==========

  Return on Average Equity:
    Net income                $   27,560  $   29,269  $   27,572  $   27,198
    Average shareholders'
      equity                     860,638     842,660     827,522     814,917

    Return on average
      equity ratio                 12.81%      13.89%      13.33%      13.35%
                              ==========  ==========  ==========  ==========

                    SUBSIDIARIES OF THE REGISTRANT        EXHIBIT 21
                           December 31, 1996
                                                  State of Incorporation and
                                                    Headquarters Location
                                                 ---------------------------
First Virginia Banks, Inc.                       Falls Church, Virginia
  Banking Subsidiaries:
     Northern Region:
       First Virginia Bank                       Falls Church, Virginia
         First General Mortgage Company          Falls Church, Virginia
         First Virginia Mortgage Company         Falls Church, Virginia
         First Virginia Commercial Corporation   Falls Church, Virginia
         First Virginia Card Services, Inc.      Falls Church, Virginia
         First Virginia Credit Services, Inc.    Falls Church, Virginia
     Maryland Region:
        First Virginia Bank-Central Maryland       Bel Air, Maryland
         C.B. Properties, Inc.                     Bel Air, Maryland
         C.B. Properties II, Inc.                  Bel Air, Maryland
       First Virginia Bank-Maryland                Upper Marlboro, Maryland
       Farmers Bank of Maryland                    Annapolis, Maryland
         Colonial Securities Corporation               Wilmington, Delaware
       Atlantic Bank                               Ocean City, Maryland
       The Caroline County Bank                    Greensboro, Maryland
     Eastern Region:
       First Virginia Bank of Tidewater          Norfolk, Virginia
       First Virginia Bank-Colonial              Richmond, Virginia
       First Virginia Bank-Commonwealth          Grafton, Virginia
     Southwest Region:
       First Virginia Bank-Southwest             Roanoke, Virginia
       First Virginia Bank-Franklin County       Rocky Mount, Virginia
       First Virginia Bank-Highlands             Covington, Virginia
       First Virginia Bank-Piedmont              Lynchburg, Virginia
       First Virginia Bank-Clinch Valley         Richlands, Virginia
     Shenandoah Valley Region:
       First Virginia Bank-Blue Ridge            Staunton, Virginia
     Tennessee-Western Virginia Region:
       First Virginia Bank-Mountain Empire       Damascus, Virginia
       Tri-City Bank and Trust Company               Blountville, Tennessee
       First Vantage Bank-Tennessee                  Knoxville, Tennessee
  Nonbanking Subsidiaries
       First Virginia Insurance Services, Inc.   Falls Church, Virginia
         First Virginia Insurance Services of
            Maryland, Inc.                       Falls Church, Virginia
       First Virginia Services, Inc.             Falls Church, Virginia
       First Virginia Life Insurance Company     Falls Church, Virginia
       Springdale Advertising Agency, Inc.       Falls Church, Virginia
       Northern Operations Center, Inc.          Falls Church, Virginia
       Southwest Operations Center, Inc.         Falls Church, Virginia
       Eastern Operations Center, Inc.           Falls Church, Virginia
       United Land Corporation                     Upper Marlboro, Maryland
       Springdale Temporary Services, Inc.       Falls Church, Virginia
       First General Leasing Company             Falls Church, Virginia
       Farmers National Land Corporation           Annapolis, Maryland
       Maryland Operations, Center, Inc.           Annapolis, Maryland

All of the organizations listed above are 100% owned by First Virginia Banks, Inc., or one of its subsidiary banks.

                                                                   Exhibit 23

                             Consent of Independent Auditors

Board of Directors
First Virginia Banks, Inc.

We consent to the incorporation by reference into Post-effective Amendment No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994, Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993, Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992, Registration Statement Number 33-31890 on form S-3 dated November 1, 1989, Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987, Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987, and Registration Statement Number 33-15360 on Form S-3 dated June 26, 1987, of our report dated
January 21, 1997, with respect to the consolidated financial statements of First Virginia Banks, Inc. included in this Annual Report on Form 10-K for the year ended December 31, 1996.

Washington, D.C.
March 26, 1997

                                                  /s/ Ernst & Young LLP
                                                  _____________________

                                                      Exhibit 27

[ARTICLE] 9
[CIK]                                      0000037032
[NAME]                                     FIRST VIRGINIA BANKS, INC.
[MULTIPLIER]                               1000

[PERIOD-TYPE]                              12-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               DEC-31-1996
[CASH]                                         378,171
[INT-BEARING-DEPOSITS]                               0
[FED-FUNDS-SOLD]                               323,620
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                          0
[INVESTMENTS-CARRYING]                       1,820,949
[INVESTMENTS-MARKET]                         1,823,404
[LOANS]                                      5,364,787
[ALLOWANCE]                                     62,761
[TOTAL-ASSETS]                               8,236,056
[DEPOSITS]                                   7,042,650
[SHORT-TERM]                                   234,488
[LIABILITIES-OTHER]                             83,765
[LONG-TERM]                                      3,876
[COMMON]                                        32,408
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                        647
[OTHER-SE]                                     838,222
[TOTAL-LIABILITIES-AND-EQUITY]               8,236,056
[INTEREST-LOAN]                                450,109
[INTEREST-INVEST]                              118,896
[INTEREST-OTHER]                                18,211
[INTEREST-TOTAL]                               587,216
[INTEREST-DEPOSIT]                             202,370
[INTEREST-EXPENSE]                               9,928
[INTEREST-INCOME-NET]                          374,918
[LOAN-LOSSES]                                   17,734
[SECURITIES-GAINS]                               1,789
[EXPENSE-OTHER]                                279,310
[INCOME-PRETAX]                                176,324
[INCOME-PRE-EXTRAORDINARY]                     176,324
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   116,341
[EPS-PRIMARY]                                     3.50
[EPS-DILUTED]                                     3.49
[YIELD-ACTUAL]                                    7.88
[LOANS-NON]                                     14,906
[LOANS-PAST]                                     8,919
[LOANS-TROUBLED]                                 5,537
[LOANS-PROBLEM]                                  5,140
[ALLOWANCE-OPEN]                                57,922
[CHARGE-OFFS]                                   16,611
[RECOVERIES]                                     3,716
[ALLOWANCE-CLOSE]                               62,761
[ALLOWANCE-DOMESTIC]                            62,761
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                         62,761