Form 10-K/A
period 1996-12-31
FIRST VIRGINIA BANKS INC
filed 1997-04-30
CIK 37032

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

   The purpose of this amendment is to properly attach the Financial Data Schedule as a separate document.
                                   PART IV
                                   -------

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

REPORTS ON FORM 8-K:

  No reports on Form 8-K were required to be filed during the last quarter of 1996.

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