Form 10-Q
period 1997-03-31
FIRST VIRGINIA BANKS INC
filed 1997-05-12
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                 Commission file number 1-6580
            March 31, 1997


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


               On April 30, 1997, there were 31,804,142 shares of common stock outstanding.


     This report contains a total of 21 pages.

                                    INDEX
                                                                    Page
                                                                 ---------
     PART I - Financial Information


        Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - March 31,
              1997 and 1996 (unaudited) and December 31, 1996       3/ 4

           Condensed Consolidated Statements of Income - Three
              months ended March 31, 1997 and 1996 (unaudited)      5/ 6

           Condensed Consolidated Statements of Cash Flows - Three
              months ended March 31, 1997 and 1996 (unaudited)         7

           Condensed Consolidated Statements of Shareholders'
              Equity - Three months ended March 31, 1997
              and 1996 (unaudited)                                     8

           Notes to Condensed Consolidated Financial
              Statements (unaudited)                                8/11

        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations           12/16

     PART II - Other Information


        Item 6.  Exhibits and Reports on Form 8-K

           Signature                                                  17

           Exhibit 11 - Statement re: Computation of
              Per Share Earnings                                      18

           Exhibit 15 - Independent Accountants' Review
              Report from Ernst & Young LLP                           19

           Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants              20

           Exhibit 27 - Financial Data Schedule as of
              March 31, 1997, and the three months
              ended March 31, 1997 (This exhibit is being
              filed as a separate document in this Form
              10-Q, for the quarter ended March 31, 1997.)            21

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

                                               March 31  December 31 March 31
                                                 1997       1996       1996
                                              ---------- ---------- ----------
                                             (Unaudited)            (Unaudited)
                                                      (In thousands)
ASSETS
Cash and noninterest-bearing
   deposits in banks                          $  339,377 $  378,171 $  315,492
Money market investments                         426,173    323,620    435,743
                                              ---------- ---------- ----------
        Total cash and cash equivalents          765,550    701,791    751,235
                                              ---------- ---------- ----------
Mortgage loans held for sale                      13,835     12,771     25,139
Investment securities - held to maturity
   (market values of $1,803,212, $1,823,404
           and $2,019,931)                     1,815,004  1,820,949  2,022,033

Loans, net of unearned income                  5,329,160  5,364,787  5,039,272
   Less:  Allowance for loan losses              (62,468)   (62,761)   (57,751)
                                              ---------- ---------- ----------
        Net loans                              5,266,692  5,302,026  4,981,521
                                              ---------- ---------- ----------
Other earning assets                              19,685     19,672     14,621
Premises and equipment                           147,102    148,187    149,029
Intangible assets                                 92,609     94,381     93,688
Other assets                                     141,535    136,279    138,385
                                              ---------- ---------- ----------
   Total Assets                               $8,262,012 $8,236,056 $8,175,651
                                              ========== ========== ==========

                                               March 31  December 31 March 31
                                                 1997       1996       1996
                                              ---------- ---------- ----------
                                             (Unaudited)            (Unaudited)
                                                        (In thousands)
LIABILITIES
Deposits:
   Noninterest-bearing                        $1,334,518 $1,303,950 $1,216,653
   Interest-bearing:
        Interest checking/savings plan         1,295,932  1,308,539  1,336,884
        Money market accounts                    716,406    712,550    713,262
        Savings deposits                       1,117,005  1,111,677  1,194,567
        Certificates of deposit:
           Consumer                            2,256,509  2,255,803  2,234,788
           Large denomination                    345,913    350,131    311,464
                                              ---------- ---------- ----------
           Total deposits                      7,066,283  7,042,650  7,007,618
Interest, taxes and other liabilities             99,111     83,765     92,264
Short-term borrowings                            236,638    234,488    199,999
Long-term indebtedness                             3,700      3,876      2,433
                                              ---------- ---------- ----------
   Total Liabilities                           7,405,732  7,364,779  7,302,314
                                              ---------- ---------- ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       645        647        686
Common stock, $1 par value                        31,804     32,408     33,671
Capital surplus                                   11,715     43,531     96,138
Retained earnings                                812,116    794,691    742,842
                                              ---------- ---------- ----------
   Total Shareholders' Equity                    856,280    871,277    873,337
                                              ---------- ---------- ----------
   Total Liabilities and Shareholders' Equity $8,262,012 $8,236,056 $8,175,651
                                              ========== ========== ==========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                            Three Months Ended
                                                March 31
                                             1997       1996
                                           --------   --------
                                  (In thousands, except per-share data)

Interest income:
     Interest and fees on loans            $114,297   $109,235
     Interest on mortgage loans
      held for sale                             166        337
     Income from investment securities -
      available for sale                       -         1,152
     Income from investment
      securities - held to maturity          27,064     30,107
     Income from money market investments     4,706      4,271
     Income from other earning assets           328        203
                                            -------    -------
        Total interest income               146,561    145,305
                                            -------    -------

Interest expense:
     Deposits                                48,974     52,354
     Short-term borrowings                    2,590      2,253
     Long-term indebtedness                      43         62
                                            -------    -------
        Total interest expense               51,607     54,669
                                            -------    -------
Net interest income                          94,954     90,636
Provision for loan losses                     3,342      2,290
                                            -------    -------
Net interest income after provision
 for loan losses                             91,612     88,346
                                            -------    -------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued) (Unaudited)


                                            Three Months Ended
                                                March 31
                                             1997       1996
                                            -------    -------
                                  (In thousands, except per-share data)

Net interest income after provision
 for loan losses                             91,612     88,346
                                            -------    -------
Noninterest income:
    Service charges on deposit
      accounts                                9,889      9,665
    Insurance premiums and
      commissions                             1,567      1,636
    Credit card service charges
      and fees                                2,633      2,552
    Trust services                            2,248      1,757
    Electronic banking service fees           2,350      1,287
    Income from other customer
      services                                3,463      3,386
    Securities gains (losses) before
      income tax provisions (credits)
      of $(3) and $616                           (9)     1,759
    Other                                     1,092      1,386
                                            -------    -------
        Total noninterest income             23,233     23,428
                                            -------    -------
Noninterest expense:
     Salaries and employee benefits          39,677     38,996
     Occupancy                                5,808      5,944
     Equipment                                5,836      5,357
     Advertising                              1,738      2,090
     Printing and supplies                    1,641      1,809
     Credit card processing fees              1,929      1,909
     FDIC assessment                            257        376
     Amortization of intangibles              2,125      1,935
     Other                                   10,730     10,071
                                            -------    -------
        Total noninterest expense            69,741     68,487
                                            -------    -------
Income before income taxes                   45,104     43,287
Provision for income taxes                   15,707     14,904
                                            -------    -------
NET INCOME                                  $29,397    $28,383
                                            =======    =======
Net income per share of common stock           $.91       $.84

Average primary shares of common
   stock outstanding                         32,445     33,963

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                            Three Months Ended
                                                                 March 31
                                                             1997       1996
                                                           --------   --------
                                                              (In thousands)

Net cash provided by operating activities                  $ 33,190   $ 24,531

Investing activities:
     Proceeds from the maturity of
        held to maturity investment securities              199,890    198,104
     Proceeds from the sale of
        available for sale investment securities               -        64,682
     Purchase of held to maturity investment securities    (195,146)   (93,953)
     Net (increase) decrease in loans                        31,992     (3,657)
     Net increase in other earning assets                       (13)    (3,093)
     Purchases of premises and equipment                     (2,258)    (2,294)
     Sales of premises and equipment                            141        259
     Other                                                   15,055     15,441
                                                           --------   --------
        Net cash provided by investing activities            49,661    175,489
                                                           --------   --------
Financing activities:
     Net increase (decrease) in deposits                     23,633    (48,488)
     Net increase (decrease) in short-term borrowings         2,150     (9,720)
     Principal payments on long-term borrowings                (176)      (277)
     Cash dividends - common, $.37 1/2 and $.35 per share   (12,267)   (11,883)
     Cash dividends - preferred                                 (11)       (12)
     Stock purchased and retired                            (32,759)   (11,347)
     Proceeds from issuance of common stock                     338         84
                                                           --------   --------
        Net cash used for financing activities              (19,092)   (81,643)
                                                           --------   --------
        Net increase in cash and cash equivalents            63,759    118,377
        Cash and cash equivalents at beginning of year      701,791    632,858
                                                           --------   --------
        Cash and cash equivalents at end of period         $765,550   $751,235
                                                           ========   ========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)


                                                            Three Months Ended
                                                                 March 31
                                                             1997       1996
                                                           --------   --------
                                                              (In thousands)

Balance at beginning of year                               $871,277   $869,647
Net income                                                   29,397     28,383
Common stock purchased and retired                          (32,759)   (11,347)
Decrease in unrealized gain - securities
   available for sale                                          -        (1,634)
Issuance of common stock for the dividend reinvestment
 plan, stock options and stock appreciation rights              338         84
                                                           --------   --------
                                                            868,253    885,133
                                                           --------   --------
Deduct dividends declared:
     Preferred stock                                             11         11
     Common stock, $.37 1/2 and $.35 per share               11,962     11,785
                                                           --------   --------
                                                             11,973     11,796
                                                           --------   --------
Balance at end of period                                   $856,280   $873,337
                                                           ========   ========

See notes to consolidated financial statements.





NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  1. GENERAL

     The foregoing unaudited condensed consolidated financial statements include the accounts of the corporation and all of its subsidiaries. The corporation's subsidiaries are predominantly engaged in banking. Foreign banking activities and operations other than banking are not significant. All material intercompany transactions and accounts have been eliminated. The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for each of the periods. Certain amounts previously reported in 1996 have been reclassified for comparative purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


  2. INVESTMENT SECURITIES

     The following reflects the amortized cost of securities held to maturity and the related approximate market values (in thousands):

                                    March 31, 1997           March 31, 1996
                                Amortized     Market     Amortized     Market
                                   Cost        Value        Cost        Value
                                ----------  ----------   ----------  ----------
U.S. Government and
   its agencies                 $1,686,660  $1,673,723   $1,833,572  $1,829,590
State and municipal obligations    128,333     129,467      186,414     188,250
Other                                   11          22        2,047       2,091
                                ----------  ----------   ----------  ----------
                                $1,815,004  $1,803,212   $2,022,033  $2,019,931
                                ==========  ==========   ==========  ==========



  3. LOANS

     Loans consisted of (in thousands):
                                                     March 31
                                                1997          1996
                                             ----------    ----------
Consumer:
   Automobile installment                    $2,185,721    $1,895,856
   Home equity, fixed and variable rate         959,328     1,055,896
   Revolving credit plans,
     including credit cards                     198,502       199,316
   Other                                        273,475       300,508
Real estate:
   Construction and land development            109,024       102,515
   Commercial mortgage                          526,606       479,440
   Residential mortgage                         547,106       490,993
   Other, including Industrial
     Development Authority loans                 88,617        68,915
Commercial                                      440,781       445,833
                                             ----------    ----------
   Loans, net of unearned income
     of $220,799 and $303,724                $5,329,160    $5,039,272
                                             ==========    ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


  4. ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses was (in thousands):

                                       Three Months Ended
                                            March 31
                                        1997       1996
                                       -------    -------

Balance at beginning of period         $62,761    $57,922
Provision charged to operating
 expense                                 3,342      2,290
                                       -------    -------
                                        66,103     60,212
Less:
     Loans charged off, net of
      recoveries of $851 and $986        3,635      2,461
                                       -------    -------
Balance at March 31                    $62,468    $57,751
                                       =======    =======
Percentage of annualized net
   charge-offs to average loans            .27%       .20%
Percentage of allowance for loan
   losses to period-end loans             1.17       1.15
Percentage of nonperforming assets
   to period-end loans                     .45        .60


  5. FEDERAL INCOME TAX

        The reconciliation of income tax computed at the federal statutory tax rates to provision for income tax is as follows (dollars in thousands):

                                Three Months Ended
                                      March 31
                                1997           1996
                            -------------  -------------
                            Amount Percent Amount Percent
                            ------- -----  ------- -----

Statutory rate              $15,787 35.0%  $15,150 35.0%
Nontaxable interest on
 municipal obligations         (873)(1.9)     (955)(2.2)
Other items                     793  1.7       709  1.6
                            ------- ----   ------- ----
Effective rate              $15,707 34.8%  $14,904 34.4%
                            ======= ====   ======= ====

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


  6. PREFERRED STOCK
     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:

                                                     Number of Shares
                                             --------------------------------
                                             March 31  December 31   March 31
              Series   Dividends               1997       1996         1996
            ---------  ---------             --------  -----------   --------

                A           5%                21,364       21,511     22,641
                B           7%                 5,750        5,750      5,990
                C           7%                 9,836        9,836     10,484
                D           8%                27,591       27,591     29,495
                                              ------       ------     ------
                                              64,541       64,688     68,610
                                              ======       ======     ======

     The Series A, Series B and Series D shares are convertible into one and one-half shares of common stock, and the Series C shares are convertible into one and two-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share.



7. COMMON STOCK
     There are 60,000,000 shares of common stock, par value $1.00 per share, authorized and 31,804,000, 32,408,000 and 33,671,000 shares were outstanding at March 31, 1997, December 31, 1996, and March 31, 1996, respectively. Options to purchase 291,934 shares of common stock were outstanding on March 31, 1997. A total of 552,146 shares of common stock were reserved at March 31, 1997: 93,862 shares for the conversion of preferred stock and 458,284 shares for stock options and stock appreciation rights.



8. EARNINGS PER SHARE
     Earnings per share of common stock for the three months ended March 31, after giving effect to dividends on preferred stock of $11,000 in 1997 and $11,000 in 1996, are based on 32,445,000 and 33,963,000 average shares, respectively.
     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the corporation will change the method currently used to compute earnings per share and to restate all prior periods. The impact is expected to have no material effect for the first quarters ended March 31, 1997 and March 31, 1996. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net income for the first quarter increased 3.6% to $29,397,000, or $.91 per share, compared to the $28,383,000 and $.84 per share earned in the first quarter of 1996. As a result of the corporation's share repurchase program, the lower number of average shares outstanding caused earnings per share to increase at an even greater pace of 8.3% to $.91, compared to the $.84 per share earned in the 1996 first quarter. Earnings per share declined from the $.94 per share earned in the fourth quarter of 1996 as a result of the sale of foreclosed real estate at a gain in the fourth quarter. Improvements were made in virtually every category of performance measurement, and First Virginia continues its tradition as one of the most consistently profitable and well capitalized of the major banking companies.

     The return on average assets increased to 1.44% in the first quarter compared to the 1.40% level achieved in the prior year's first quarter, and the return on average shareholders' equity increased to 13.49% compared to 13.00%. An improved mix of earning assets contributed to the increase in income as the net interest margin rose 20 basis points to 5.10% compared to 4.90% in the first quarter of 1996. Relatively higher-yielding average outstanding loans increased 6.3% and comprised 70.7% of earning assets compared to 67.0% in the prior year's first quarter.

     The growth in loans was fueled by increased volumes in the consumer installment portfolio with the corporation's indirect automobile loans outstanding up 18.0% compared to March 31, 1996. Over the past several years the corporation has expanded into geographic areas not served by its banking affiliates as the corporation has leveraged its expertise in the high-quality end of the automobile lending market. Commercial loan demand was moderately strong, and average loans in this area were up 5.4% compared to the first quarter of 1996. The competition for high-quality commercial loans is keen, however, and the corporation has seen a continued tendency on the part of some competitors to lower their rates and loosen the terms for these types of loans. Home equity lending is traditionally weak in the first quarter, and recent increases in interest rates have further reduced demand for real estate-oriented loans.

     Average deposits were flat compared to the first quarter of 1996 and equaled $6.973 billion. The corporation is maintaining its percentage share of total deposits in its market, but competition from sources outside the banking industry is keeping the overall level of deposits in the banking industry relatively unchanged. The extremely strong stock market of the past several years has attracted a number of investors who would previously have placed their funds in banking products. The corporation is addressing this competition in a number of ways, including the increased marketing of nonbank products such as mutual funds, annuities and other investment products through its own representatives. In addition, alternatives to the traditional delivery system of bank products through a branch network have been developed. They include supermarket banking office locations, electronic delivery of products, and telemarketing and direct mail to potential customers using sophisticated market research models.

     Asset quality improved as nonperforming loans declined 19.5% to $24.220 million and represented only .45% of outstanding loans compared to $30.077 million and .60% at the end of the previous year's first quarter. Net charge-offs increased to $3.634 million or .27% of average outstanding loans compared to the $2.461 million or .20% of loans in the prior year's first quarter, but were down compared to the .28% of loans and $3.715 million in the fourth quarter. Loans past due 90 days or more were $8.290 million or
 .16% of outstanding loans compared to $7.385 million and .15% of loans at the end of the prior year's first quarter. The allowance for loan losses at March 31, 1997, of $62.468 million represented 1.17% of outstanding loans, unchanged from the end of the fourth quarter and up slightly compared to the 1.15% at March 31, 1996. The allowance for loan losses covered net charge-offs 4.30 times and amounted to 258% of nonperforming assets. The provision for loan losses increased $1.052 million to $3.342 million as a result of increased loan volume and the increase in net charge-offs.

   A summary of nonperforming and delinquent loans is as follows:

                                                    1997        1996
                                                  -------     -------
                                                 (Dollars in thousands)
         Nonaccruing loans                        $15,053     $16,751
         Restructured loans                         4,189       5,789
         Foreclosed real estate                     4,978       7,537
                                                  -------     -------
         Total                                    $24,220     $30,077
                                                  =======     =======

         Percentage of total loans                    .45%       .60%
                                                  =======     =======

         Loans past due 90 days or more           $ 8,290     $ 7,385
                                                  =======     =======

         Percentage of total loans                    .16%        .15%
                                                  =======     =======

     Noninterest income declined .8% compared to the prior year's first quarter when the sale of securities produced a gain of $1.759 million. Excluding this gain on sale of securities in 1996, noninterest income increased 7.2%, led by a 27.9% increase in fees from trust services and a 16.9% increase in other customer service fees, primarily electronic banking fees. Compared to the fourth quarter of 1996, noninterest income declined 10.6%, caused primarily by a gain on the sale of foreclosed real estate in the fourth quarter of $1.470 million and to normal seasonal declines in transaction-based activity fees in the first quarter.

     Noninterest expenses increased only 1.8% compared to the prior year's first quarter as employment expenses were largely unchanged from the 1996 quarter. Milder than normal temperatures and lower utility charges led to a 2.3% decline in occupancy expenses. FDIC expense declined 31.7% as the higher assessment rate on SAIF deposits was reduced following the special assessment in the third quarter of 1996. With the combination of a modest increase in expenses and a larger increase in income, the efficiency ratio improved to 56.7% in the first quarter compared to 58.5% in the prior year's first quarter.

     Average shareholders' equity declined slightly during the quarter to $871.591 million compared to the $873.662 million in the prior year's first quarter. The decline in equity was a result of the corporation's continuing share repurchase program, which has retired 6.5% of outstanding shares since the end of 1995. During the first quarter of 1997, the corporation purchased 611,800 shares of its common stock. At March 31, 1997, the ratio of equity to total assets was 10.36% compared to 10.68% at March 31, 1996, which meant First Virginia continued to rate as one of the best capitalized of the 100 largest banking companies in the country.

     In May, the shareholders of Premier Bankshares Corporation, a $744 million multibank holding company headquartered in Bluefield, Virginia, will vote to approve the proposed affiliation with First Virginia Banks, Inc. The merger will be accounted for as a purchase transaction and is anticipated to be completed in the second quarter of 1997.

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Three Months Ended March 31
                                                        1997
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government and its agencies       $1,683,655   $ 25,342     6.08%
    State and municipal obligations
      (Fully taxable-equivalent basis)        136,679      2,315     6.77
    Other (Fully taxable-equivalent basis)        809         15     7.38
                                           ----------   --------
      Total investment securities           1,821,143     27,672     6.07
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,577,372     76,572     8.57
    Real estate                               980,702     21,245     8.67
    Other (Fully taxable-equivalent basis)    779,513     17,163     8.88
                                           ----------   --------
      Total loans                           5,337,587    114,980     8.69
                                           ----------   --------
  Mortgage loans held for sale                  9,554        166     6.94
  Money market investments                    362,392      4,706     5.27
  Other earning assets                         19,678        328     6.69
                                           ----------   --------
      Total earning assets and income      $7,550,354    147,852     7.87
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plans          $1,291,468      5,713     1.79
  Money market accounts                       715,796      5,220     2.96
  Savings deposits                          1,107,509      6,156     2.25
  Certificates of deposit:
    Consumer                                2,262,927     27,447     4.92
    Large denomination                        346,668      4,438     5.19
                                           ----------   --------
      Total interest-bearing deposits       5,724,368     48,974     3.47
  Short-term borrowings                       231,241      2,590     4.54
  Long-term indebtedness                        3,767         43     4.54
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,959,376     51,607     3.51
                                           ==========   --------
Net interest income and net interest margin             $ 96,245     5.10%
                                                        ========

Other average balances:
  Demand deposits                          $1,248,133
  Common shareholders' equity                 870,945
  Total shareholders' equity                  871,591
  Total assets                              8,169,319

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Three Months Ended March 31
                                                        1996
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $   61,769   $  1,152     7.50%
  Investment securities-held to maturity:
    U.S. Government and its agencies        1,868,599     27,717     5.97
    State and municipal obligations
      (Fully taxable-equivalent basis)        191,026      3,218     6.74
    Other (Fully taxable-equivalent basis)      2,048         39     7.65
                                           ----------   --------
      Total investment securities           2,123,442     32,126     6.05
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,335,071     72,452     8.69
    Real estate                               946,638     20,769     8.78
    Other (Fully taxable-equivalent basis)    739,702     16,589     8.98
                                           ----------   --------
      Total loans                           5,021,411    109,810     8.78
                                           ----------   --------
  Mortgage loans held for sale                 16,964        337     7.95
  Money market investments                    319,373      4,271     5.38
  Other earning assets                         12,439        204     6.57
                                           ----------   --------
      Total earning assets and income      $7,493,629    146,748     7.83
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plans          $1,324,958      6,237     1.89
  Money market accounts                       716,017      5,397     3.03
  Savings deposits                          1,180,863      6,887     2.35
  Certificates of deposit:
    Consumer                                2,255,566     29,816     5.32
    Large denomination                        314,140      4,017     5.14
                                           ----------   --------
      Total interest-bearing deposits       5,791,544     52,354     3.64
  Short-term borrowings                       194,907      2,253     4.65
  Long-term indebtedness                        2,609         62     9.53
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,989,060     54,669     3.67
                                           ==========   --------
Net interest income and net interest margin             $ 92,079     4.90%
                                                        ========

Other average balances:
  Demand deposits                          $1,188,001
  Common shareholders' equity                 872,972
  Total shareholders' equity                  873,662
  Total assets                              8,130,426

                         PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

     a)  Exhibit 11  - Statement re:  Computation of Per Share
             Earnings (Page 18)

         Exhibit 15 - Independent Accountants' Review Report from Ernst & Young LLP (Page 19)

         Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants (Page 20)

         Exhibit 27 - Financial Data Schedule (This exhibit is being filed as a separate document in this Form 10-Q, for the quarter ended March 31, 1997 (Page 21)

     b) A Form 8-K was not required to be filed during the quarter ended March 31, 1997.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.



                                               FIRST VIRGINIA BANKS, INC.


                                                 /s/ Richard F. Bowman
May 12, 1997                                    ___________________________
                                                Richard F. Bowman,
                                                Senior Vice President,
                                                Treasurer and Chief
                                                Financial Officer

                                                          EXHIBIT 11


                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
                                    (Unaudited)


                                      Three Months Ended
                                            March 31
                                        1997       1996
                                      -------    -------
                            (In thousands, except per-share data)

PRIMARY:

   Average common shares outstanding   32,367     33,884
   Dilutive effect of stock options        78         79
                                      -------    -------
     Total average common shares       32,445     33,963
                                      =======    =======


   Net income                         $29,397    $28,383
   Provision for preferred dividends       11         11
                                      -------    -------
     Net income applicable to common
        stock                         $29,386    $28,372
                                      =======    =======


     Net income per share of common
        stock                            $.91       $.84
                                      =======    =======



FULLY DILUTED:

   Average common shares outstanding   32,367     33,884
   Dilutive effect of stock options        78         81
   Conversion of preferred stock           94        100
                                      -------    -------
        Total average common shares    32,539     34,065
                                      =======    =======


   Net income                         $29,397    $28,383
                                      =======    =======


     Net income per share of common
        stock                            $.90       $.83
                                      =======    =======

                                                          EXHIBIT 15


                     Independent Accountants' Review Report

     Board of Directors
     First Virginia Banks, Inc.

     We have reviewed the accompanying condensed consolidated balance sheets of First Virginia Banks, Inc., as of March 31, 1997 and 1996, and the related condensed consolidated statements of income, cash flows and shareholders' equity for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Virginia Banks, Inc., as of December 31, 1996, and the related consolidated statements of income, cash flows, and shareholders' equity for the year then ended (not presented herein) and in our report dated January 21, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                               /s/ Ernst & Young LLP
                                               _____________________
                                               Ernst & Young LLP
     Washington, D. C.
     April 8, 1997

                                                          EXHIBIT 15A

     ERNST & YOUNG LLP
     1225 Connecticut Avenue, N.W.
     Washington, D.C. 20036


     May 12, 1997


     Board of Directors
     First Virginia Banks, Inc.

          We are aware of the incorporation by reference in the Registration Statement Number 333-24003 on Form S-4 dated April 10, 1997; Post-effective Amendment No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994; Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993; Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992; Registration Statement Number 33-31890 on Form S-3 dated November 1, 1989; Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987; Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987; and Registration Statement Number 33-15360 on Form S-3 dated June 26, 1987; of our report dated April 8, 1997, relating to the unaudited condensed consolidated interim financial statements of First Virginia Banks, Inc., which are included in its Form 10-Q for the quarter ended March 31, 1997.

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