Form 10-Q
period 1997-06-30
FIRST VIRGINIA BANKS INC
filed 1997-08-08
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                 Commission file number 1-6580
             June 30, 1997


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


               On July 31, 1997, there were 34,571,184 shares of common stock outstanding.



     This report contains a total of 29 pages.

                                    INDEX
                                                                  Page

                                                               ---------
     PART I - Financial Information


        Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - June 30,
              1997 and 1996, (Unaudited), and December 31, 1996   3/ 4

           Condensed Consolidated Statements of Income - Three
              months and six months ended June 30, 1997
              and 1996 (Unaudited)                                5/ 6

           Condensed Consolidated Statements of Cash Flows - Six
              months ended June 30, 1997 and 1996 (Unaudited)        7

           Condensed Consolidated Statements of Shareholders'
              Equity - Six months ended June 30, 1997
              and 1996 (Unaudited)                                   8

           Notes to Condensed Consolidated Financial
              Statements (Unaudited)                              8/12

        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         13/19

     PART II - Other Information


        Item 4.  Submission of Matters to a Vote of Security
           Holders                                               20/23

        Item 6.  Exhibits and Reports on Form 8-K

           Signature                                                24

           Exhibit 11 - Statement re: Computation of
              Per Share Earnings                                    25

           Exhibit 12 - Statement re: Computation of Ratios         26

           Exhibit 15 - Independent Accountants' Review
              Report from Ernst & Young LLP                         27

           Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants            28

           Exhibit 27 - Financial Data Schedule as of June 30,
              1997 and the six months ended June 30, 1997.
              (This exhibit is being filed as a separate
              document in this form 10-Q, for the quarter
              ended June 30, 1997.)                                 29

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

                                               June 30   December 31 June 30
                                                 1997       1996       1996
                                              ---------- ---------- ----------
                                             (Unaudited)            (Unaudited)
                                                      (In thousands)
ASSETS
Cash and noninterest-bearing
   deposits in banks                          $  402,355 $  378,171 $  309,227
Money market investments                         225,238    323,620    266,494
                                              ---------- ---------- ----------
        Total cash and cash equivalents          627,593    701,791    575,721
                                              ---------- ---------- ----------
Mortgage loans held for sale                      14,126     12,771     14,596
Investment securities - held to maturity
   (market values of $1,957,102, $1,823,404
           and $1,981,832                      1,955,584  1,820,949  1,993,645

Loans, net of unearned income                  5,994,091  5,364,787  5,190,411
   Deduct:  Allowance for loan losses            (68,634)   (62,761)   (59,974)
                                              ---------- ---------- ----------
        Net loans                              5,925,457  5,302,026  5,130,437
                                              ---------- ---------- ----------

Other earning assets                              23,443     19,672     14,626
Premises and equipment                           166,361    148,187    148,637
Intangible assets                                181,900     94,381     92,215
Other assets                                     160,465    136,279    143,112
                                              ---------- ---------- ----------
   Total Assets                               $9,054,929 $8,236,056 $8,112,989
                                              ========== ========== ==========

                                               June 30   December 31 June 30
                                                 1997       1996       1996
                                              ---------- ---------- ----------
                                             (Unaudited)            (Unaudited)
                                                        (In thousands)
LIABILITIES
Deposits:
   Noninterest-bearing                        $1,452,787 $1,303,950 $1,251,954
   Interest-bearing:
        Interest checking/savings plan         1,366,223  1,308,539  1,295,735
        Money market accounts                    723,677    712,550    711,233
        Savings deposits                       1,197,673  1,111,677  1,174,932
        Certificates of deposit:
           Consumer                            2,526,732  2,255,803  2,212,860
           Large denomination                    408,804    350,131    310,724
                                              ---------- ---------- ----------
           Total deposits                      7,675,896  7,042,650  6,957,438

Interest, taxes and other liabilities             93,916     83,765     95,059
Short-term borrowings                            252,029    234,488    196,726
Long-term indebtedness                             3,355      3,876      2,153
                                              ---------- ---------- ----------
   Total Liabilities                           8,025,196  7,364,779  7,251,376
                                              ---------- ---------- ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       637        647        675
Common stock, $1 par value                        35,318     32,408     32,971
Capital surplus                                  164,095     43,531     68,605
Retained earnings                                829,683    794,691    759,362
                                              ---------- ---------- ----------
   Total Shareholders' Equity                  1,029,733    871,277    861,613
                                              ---------- ---------- ----------
   Total Liabilities and Shareholders' Equity $9,054,929 $8,236,056 $8,112,989
                                              ========== ========== ==========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                       Three Months Ended    Six Months Ended
                                            June 30               June 30
                                        1997       1996       1997       1996
                                      --------   --------   --------   --------
                                         (In thousands, except per share data)

Interest income:
     Interest and fees on loans       $122,607   $111,327   $236,904   $220,562
     Interest on mortgage loans
      held for sale                        302        344        468        681
     Income from investment securities-
      available for sale                  -          -          -         1,152
     Income from investment
      securities - held to maturity     29,116     29,191     56,180     59,298
     Income from money
      market investments                 3,968      5,278      8,674      9,549
     Income from other earning assets      348        239        676        442
                                      --------   --------   --------   --------
        Total interest income          156,341    146,379    302,902    291,684
                                      --------   --------   --------   --------

Interest expense:
     Deposits                           51,638     50,022    100,612    102,376
     Short-term borrowings               2,944      2,368      5,534      4,621
     Long-term indebtedness                 65         57        108        119
                                      --------   --------   --------   --------
        Total interest expense          54,647     52,447    106,254    107,116
                                      --------   --------   --------   --------
Net interest income                    101,694     93,932    196,648    184,568
Provision for loan losses                5,248      5,861      8,590      8,151
                                      --------   --------   --------   --------
Net interest income after provision
 for loan losses                        96,446     88,071    188,058    176,417
                                      --------   --------   --------   --------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued) (Unaudited)


                                       Three Months Ended    Six Months Ended
                                            June 30               June 30
                                        1997       1996       1997       1996
                                      --------   --------   --------   --------
                                         (In thousands, except per share data)

Net interest income after provision
 for loan losses                        96,446     88,071    188,058    176,417
                                      --------   --------   --------   --------
Noninterest income:
    Service charges on deposit
      accounts                          10,369      9,931     20,258     19,596
    Insurance premiums and
      commissions                        1,720      1,659      3,287      3,295
    Credit card service charges
      and fees                           2,988      2,971      5,621      5,523
    Trust services                       2,306      1,947      4,554      3,704
    Electronic banking service fees 2,639 1,347 4,989 2,634 Income from other customer
      services                           3,714      3,771      7,177      7,157
    Securities gains before income
      tax provision of $12, $0,
      $9 and $616                           36       -            27      1,759
    Other                                1,235      3,512      2,327      4,898
                                      --------   --------   --------   --------
        Total noninterest income        25,007     25,138     48,240     48,566
                                      --------   --------   --------   --------
Noninterest expense:
     Salaries and employee benefits     41,321     38,963     80,998     77,959
     Occupancy                           5,947      5,667     11,755     11,611
     Equipment                           6,307      5,769     12,143     11,126
     Advertising                         1,961      1,546      3,699      3,636
     Printing and supplies               1,707      1,748      3,348      3,557
     Credit card processing fees         2,058      2,101      3,987      4,010
     FDIC assessment                       277        251        534        627
     Amortization of intangibles         2,562      1,947      4,687      3,882
     Other                              11,220     11,838     21,950     21,909
                                      --------   --------   --------   --------
        Total noninterest expense       73,360     69,830    143,101    138,317
                                      --------   --------   --------   --------
Income before income taxes              48,093     43,379     93,197     86,666
Provision for income taxes              16,740     14,805     32,447     29,709
                                      --------   --------   --------   --------
NET INCOME                            $ 31,353   $ 28,574   $ 60,750   $ 56,957
                                      ========   ========   ========   ========
Net income per share of common stock      $.94       $.85      $1.85      $1.69

Average primary shares of common
                 stock outstanding      33,350     33,554     32,900     33,759

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                            Six Months Ended
                                                                 June 30
                                                             1997       1996
                                                           --------   --------
                                                              (In thousands)

Net cash provided by operating activities                  $ 70,178   $ 72,207
                                                           --------   --------
Investing activities:
     Proceeds from the maturity of
        held to maturity securities                         390,202    459,690
     Proceeds from the sale of
        available for sale securities                          -        64,682
     Purchase of held to maturity securities               (361,657)  (328,983)
     Net increase in loans                                 (127,608)  (158,434)
     Net increase in other earning assets                      (295)    (3,098)
     Purchases of premises and equipment                     (9,339)    (5,319)
     Sales of premises and equipment                          1,435      1,069
     Intangible assets acquired                                (199)      (896)
     Acquisition of banks, net of cash acquired              45,374       -
     Other                                                   (5,341)    17,363
                                                           --------   --------
        Net cash (used for)
          provided by investing activities                  (67,428)    46,074
                                                           --------   --------
Financing activities:
     Net decrease in deposits                               (20,255)   (98,669)
     Net increase (decrease) in short-term borrowings         7,369    (12,993)
     Principal payments on long-term borrowings                (521)      (557)
     Cash dividends - common, $.75 and $.70 per share       (24,228)   (23,668)
     Cash dividends - preferred                                 (21)       (23)
     Stock purchased and retired                            (39,640)   (39,688)
     Proceeds from issuance of common stock                     348        180
                                                           --------   --------
        Net cash used for financing activities              (76,948)  (175,418)
                                                           --------   --------
        Net decrease in cash and
         cash equivalents                                   (74,198)   (57,137)
        Cash and cash equivalents at beginning of year      701,791    632,858
                                                           --------   --------
        Cash and cash equivalents at end of period         $627,593   $575,721
                                                           ========   ========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)


                                                            Six Months Ended
                                                                 June 30
                                                             1997       1996
                                                         ----------   --------
                                                              (In thousands)

Balance at beginning of year                               $871,277   $869,647
Increase attributable to an acquired bank                   162,755       -
Net income                                                   60,750     56,957
Common stock purchased and retired                          (39,640)   (39,688)
Decrease in unrealized gain - securities
   available for sale                                          -        (1,634)
Issuance of common stock for the dividend reinvestment
 plan, stock options and stock appreciation rights              348        180
                                                         ----------   --------
                                                          1,055,490    885,462
                                                         ----------   --------
Deduct dividends declared:
     Preferred stock                                             21         23
     Common stock, $.76 1/2 and $.71 per share               25,736     23,826
                                                         ----------   --------
                                                             25,757     23,849
                                                         ----------   --------
Balance at end of period                                 $1,029,733   $861,613
                                                         ==========   ========
See notes to condensed consolidated financial statements.



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


2. ACQUISITIONS
     On May 24, 1997, the acquisition of Premier Bankshares Corporation by the corporation was consummated. Premier Bankshares Corporation was the bank holding company for Premier Bank-South, N.A. in Wytheville, Virginia; Premier Bank-Central, N.A. in Honaker, Virginia and Premier Bank, N.A. in Tazewell, Virginia. These banks became wholly owned subsidiary banks of the corporation as a result of the acquisition. Shares of the corporation's common stock totaling 3.624 million were issued and were valued at $44.94 per share. The acquisition was accounted for using the purchase method of accounting.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

     The results of operations of the acquisition are included in the consolidated statements of income from the date of acquisition through June 30, 1997. Periods prior to the date of acquisition are not included in the consolidated statements of income.
     The unaudited pro forma information presented in the following table has been prepared based on the historical results of the corporation combined with Premier Bankshares Corporation. The information has been combined to present the results of operations as if the acquisition had occurred at the beginning of 1996. The pro forma results are not necessarily indicative of the results that would have actually been obtained if the acquisition had been consummated in the past nor are they indicative of future results.

                                                           Six Months Ended
                                                                June 30
                                                            1997       1996
                                                          --------   --------
                                                         (In thousands, except)
                                                             per share data)
Total interest income                                     $325,149   $320,660
Total interest expense                                     115,897    120,323
Provision for loan losses                                    8,800      8,301
Noninterest income                                          49,918     50,531
Noninterest expense                                        153,865    150,758
Provision for income taxes                                  34,109     31,469
                                                          --------   --------
Net income                                                $ 62,396   $ 60,340
                                                          ========   ========
Earnings per share                                        $   1.75   $   1.61

Average primary shares of common stock outstanding          35,589     37,383


3. INVESTMENT SECURITIES

     The following reflects the amortized cost of securities held to maturity and the related approximate market values (in thousands):

                                    June 30, 1997            June 30, 1996
                                Amortized     Market     Amortized     Market
                                   Cost        Value        Cost        Value
                                ----------  ----------   ----------  ----------
U.S. Government and
   its agencies                 $1,769,426  $1,768,051   $1,825,682  $1,812,823
State and municipal obligations    184,905     187,000      166,914     167,927
Other                                1,253       2,051        1,049       1,082
                                ----------  ----------   ----------  ----------
                                $1,955,584  $1,957,102   $1,993,645  $1,981,832
                                ==========  ==========   ==========  ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

4. LOANS

     Loans consisted of (in thousands):
                                                     June 30
                                                1997          1996
                                             ----------    ----------
Consumer:
   Automobile installment                    $2,292,543    $2,001,329
   Home equity, fixed- and variable-rate        944,804     1,029,423
   Revolving credit plans,
     including credit cards                     203,905       201,567
   Other                                        412,912       321,245
Real estate:
   Construction and land development            131,066       111,007
   Commercial mortgage                          592,593       511,495
   Residential mortgage                         731,213       494,070
   Other, including Industrial
     Development Authority loans                 95,917        79,471
Commercial                                      589,138       440,804
                                             ----------    ----------
   Loans, net of unearned income
     of $212,182 and $282,676                $5,994,091    $5,190,411
                                             ==========    ==========


5. ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses was (dollars in thousands):

                                       Three Months Ended   Six Months Ended
                                            June 30             June 30
                                        1997       1996      1997      1996
                                       -------    -------   -------   -------

Balance at beginning of period         $62,468    $57,751   $62,761   $57,922
Increase attributable to
   an acquired bank                      5,551       -        5,551      -
Provision charged to expense             5,248      5,861     8,590     8,151
                                       -------    -------   -------   -------
                                        73,267     63,612    76,902    66,073
Less:
     Loans charged off, net of
      recoveries of $931, $893,
      $1,784 and $1,879                  4,633      3,638     8,268     6,099
                                       -------    -------   -------   -------
Balance at June 30                     $68,634    $59,974   $68,634   $59,974
                                       =======    =======   =======   =======
Percentage of net charge-offs to
   average loans                           .33%       .28%      .30%      .24%
Percentage of allowance for loan
   losses to period-end loans                                  1.15      1.16
Percentage of nonperforming assets
   to period-end loans                                          .44       .54

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

6. FEDERAL INCOME TAX

        The reconcilement of income tax computed at the federal statutory tax rates to the provision for income tax was as follows (dollars in thousands):

                          Three Months Ended             Six Months Ended
                                June 30                       June 30
                          1997           1996           1997           1996
                      ------------   ------------   ------------   ------------
                          $     %        $     %        $     %        $     %
                      ------- ----   ------- ----   ------- ----   ------- ----
Statutory rate        $16,832 35.0%  $15,183 35.0%  $32,619 35.0%  $30,333 35.0%
Nontaxable interest on
 municipal obligations (1,005)(2.1)     (962)(2.2)   (1,878)(2.0)   (1,917)(2.2)
Other items               913  1.9       584  1.3     1,706  1.8     1,293  1.5
                      ------- ----   ------- ----   ------- ----   ------- ----
Effective rate        $16,740 34.8%  $14,805 34.1%  $32,447 34.8%  $29,709 34.3%
                      ======= ====   ======= ====   ======= ====   ======= ====

7. PREFERRED STOCK
     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:

                                             June 30   December 31   June 30
              Series   Dividends               1997       1996         1996
            ---------  ---------             --------  -----------   --------
                A           5%                21,205       21,511     22,331
                B           7%                 5,290        5,750      5,990
                C           7%                 9,836        9,836      9,968
                D           8%                27,391       27,591     29,204
                                              ------       ------     ------
                                              63,722       64,688     67,493
                                              ======       ======     ======

8. COMMON STOCK
     There are 60,000,000 shares of common stock, par value $1.00 per share, authorized and 35,318,000, 32,408,000 and 32,971,000 shares were outstanding at June 30, 1997, December 31, 1996 and June 30, 1996, respectively. Options to purchase 322,488 shares of common stock were outstanding on June 30, 1997. A total of 581,469 shares of common stock were reserved at June 30, 1997:
92,631 shares for the conversion of preferred stock and 488,838 shares for stock options and stock appreciation rights.
     An additional 17,947,935 shares of common stock have been reserved for the 3 for 2 stock split declared by the Board of Directors with the record date at the close of business on August 13, 1997, and payable on September 3, 1997: 17,658,907 for the current outstanding common stock and 289,028 for the conversion of preferred stock, stock options and stock appreciation rights.
     In 1988, the corporation adopted a shareholder rights plan, which under certain circumstances will give the holders of the corporation's common stock the right to purchase shares of its preferred stock or other securities. The rights will become exercisable if a person or entity should acquire 20% or more of the corporation's voting stock, unless it is acquired pursuant to an offer for all outstanding shares of common stock at a price and on terms determined by the Board of Directors to be adequate and in the best interests of the corporation and its shareholders.
     If the rights become exercisable, the holder of each share of common stock, except the person or entity acquiring 20% or more of the voting stock, will have the right to purchase for $90 the number of one one-hundredths of a share of preferred stock or equivalent security equal to $180, divided by the then market value of one share of common stock. In the event of a merger involving an exchange of common stock, the holder of each right, except the acquiring person or entity, will also have the right to purchase for $90 the number of shares of common stock of the acquiring company having a then market value of $180.
     The corporation may redeem the rights for $.01 per right, at its option, at any time prior to the date they become exercisable. The rights expire on August 8, 1998.


9. EARNINGS PER SHARE
     Earnings per share of common stock for the six months ended
June 30, after giving effect to dividends on preferred stock of $21,000 in 1997 and $23,000 in 1996, are based on 32,900,000 and 33,759,000 average shares, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Net income for the second quarter increased 10% to a record $31.353 million compared to the $28.574 million earned in the prior year's second quarter. Earnings per share increased at the slightly greater rate of 11% to $.94 per share compared to $.85 per share in the second quarter of 1996 due to a lower number of average shares outstanding as a consequence of the corporation's share repurchase program. The return on average assets for the quarter increased seven basis points to 1.47% compared to 1.40% in the 1996 second quarter, and the return on average shareholders' equity increased 60 basis points to 13.74%.

     For the first six months, net income of $60.750 million, also a record, was up 7% compared to the $56.957 million earned in the first six months of 1996. Because of a lower number of average outstanding shares, earnings per share increased at a greater rate of 9% to $1.85 per share compared to the previous year's $1.69. The return on average assets for the first six months rose five basis points to 1.45% compared to the first half of 1996, while the 13.54% return on average shareholders' equity increased 47 basis points from the 13.07% earned in 1996.

     On May 24, 1997, the corporation completed the acquisition of Premier Bankshares Corporation (Premier), which added 36 branches and approximately $750 million in assets. As a consequence, First Virginia's total assets increased 12% to an historic high of $9.055 billion and shareholders' equity surpassed the one billion dollar mark for the first time. This acquisition was recorded using the purchase method of accounting, and the results of operations include approximately $879 thousand in net income for the 38 days in which Premier was a part of First Virginia. In connection with this acquisition, First Virginia issued 3.624 million shares and recorded intangible assets totaling $80.985 million.

     Loan demand strengthened from the first quarter and, excluding $510 million in loans acquired from Premier, total loans increased 6% over the prior year. Automobile loan volume led the growth in loans, fueled by the success of the loan production offices established in recent years. A new office in Nashville, Tennessee, was established and began originating loans in the second quarter. Commercial loan demand was also strong as average outstanding loans in this area expanded 14% compared to the prior year's second quarter. Home equity loans continued to be weak and declined slightly from the end of the previous quarter.

     Total deposits increased 10% to $7.676 billion at June 30, 1997, or 1% excluding the $654 million in deposits acquired from Premier. Alternative investment vehicles such as stocks and mutual funds continue to place pressure on the entire banking industry to achieve deposit growth. In addition, the mix of deposits has been slowly shifting over the past several years to relatively higher yielding categories such as certificates of deposit, which now comprise 38% of total deposits compared to 36% of deposits at June 30, 1996, and 35% of deposits at June 30, 1995.

     The net interest margin rose 19 basis points to 5.23% in the second quarter compared to the prior year's second quarter of 5.04%. Contributing to the rise was an improvement in asset yields of 18 basis points to 8.02%, while the stability of rates over the past two years meant the cost of funds was unchanged. The improvement in asset yields was due to a more favorable asset mix with relatively higher yielding loans comprising 71.4% of earning assets compared to 67.8% in the prior year's second quarter. Yields on investment securities rose 14 basis points, caused primarily by the maturity of lower yielding securities that were reinvested at higher yields.

     Asset quality remains excellent as nonperforming assets declined 7% from a year ago. Total nonperforming assets at June 30, 1997, were at a record low of .44% of outstanding loans, or $26.324 million compared to .54% and $28.203 million at June 30, 1996. Annualized net charge-offs increased five basis points in the second quarter to .33% compared to the prior year's second quarter, and for the first six months net charge-offs were .30%, up six basis points compared to the first half of 1996. The provision for loan losses declined 10% to $5.248 million compared to the prior year's second quarter that had included a large provision for a commercial loan. At June 30, 1997, the allowance for loan losses equaled 1.15% of outstanding loans, down one basis point from the prior year as a result of the lower level in the allowance maintained by Premier. Loans past due 90 days or more have been increasing gradually over the past year and were up $5.137 million to $12.213 million compared to June 30, 1996, and represented .20% of outstanding loans.


     A summary of nonperforming and delinquent loans is as follows:

                                              1997        1996
                                            -------     -------
                                           (Dollars in thousands)
          Nonaccruing loans                 $15,781     $15,493
          Restructured loans                  4,968       5,862
          Foreclosed real estate              5,575       6,848
                                            -------     -------
          Total                             $26,324     $28,203
                                            =======     =======

          Percentage of total loans             .44%        .54%
                                            =======     =======

          Loans past due 90 days or more    $12,213     $ 7,075
                                            =======     =======

          Percentage of total loans             .20%        .14%
                                            =======     =======


     In spite of a slight decline to $25.007 million, noninterest income increased 6%, excluding the gain on sale of mortgage servicing rights of $1.5 million in the prior year's second quarter. First Virginia has followed a normal practice of selling a package of mortgage servicing rights once a year and anticipates making such a sale in the third quarter of 1997. Income from trust services was up 18% in the second quarter and 23% for the first six months while income from electronic banking services was up 96% for the second quarter.

     The corporation continues to control expenses tightly as noninterest expenses, excluding the expenses of Premier, were up only 1% for the second quarter and 2% for the first six months. As a consequence of the lesser rate of increase in noninterest expenses compared to noninterest income, the efficiency ratio improved further to a new low of 55.4% in the second quarter compared to the 56.4% recorded in the prior year's second quarter.

     Average shareholders' equity increased 5% to $912.709 million compared to the $869.872 million in the prior year's second quarter. During the second quarter, the corporation repurchased 111,100 shares in connection with the corporation's share repurchase program. As a consequence of the acquisition of Premier, the corporation issued 3.624 million shares and added $162.755 million to outstanding equity. At June 30, 1997, the ratio of equity to total assets was 11.37% compared to 10.62% at June 30, 1996. The Tier 1 leverage ratio, which excludes intangible assets, was unchanged at 9.59% at the end of both the second quarters of 1997 and 1996.

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollar amounts in thousands)
                                             Three Months Ended June 30
                                                        1997
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $     -      $   -         -  %
  Investment securities-held to maturity:
    U.S. Government & its agencies          1,770,853     27,204     6.16
    State and municipal obligations
      (Fully taxable-equivalent basis)        147,981      2,576     6.96
    Other (Fully taxable-equivalent basis)      1,088         32    11.88
                                           ----------   --------
      Total investment securities           1,919,922     29,812     6.15
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,655,722     79,867     8.76
    Real estate                             1,095,916     24,073     8.79
    Other (Fully taxable-equivalent basis)    858,868     19,417     9.03
                                           ----------   --------
      Total loans                           5,610,506    123,357     8.82
                                           ----------   --------
  Mortgage loans held for sale                 13,209        302     9.16
  Money market investments                    292,726      3,968     5.44
  Other earning assets                         21,357        348     6.53
                                           ----------   --------
      Total earning assets and income      $7,857,720    157,787     8.02
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,327,813      5,832     1.76
  Money market accounts                       724,151      5,341     2.96
  Savings deposits                          1,149,710      6,518     2.27
  Certificates of deposit:
    Consumer                                2,366,692     28,982     4.92
    Large denomination                        369,737      4,965     5.39
                                           ----------   --------
      Total interest-bearing deposits       5,938,103     51,638     3.49
  Short-term borrowings                       250,576      2,943     4.71
  Long-term indebtedness                        3,512         65     7.46
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,192,191     54,646     3.54
                                           ==========   --------
Net interest income and net interest margin             $103,141     5.23%
                                                        ========

Other average balances:
  Demand deposits                          $1,340,773
  Common shareholders' equity                 912,067
  Total shareholders' equity                  912,709
  Total assets                              8,532,192

AVERAGE BALANCES AND INTEREST RATES (Continued) (Unaudited)
(Dollar amounts in thousands)
                                             Three Months Ended June 30
                                                        1996
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $     -      $   -         -  %
  Investment securities-held to maturity:
    U.S. Government & its agencies          1,813,048     26,964     5.98
    State and municipal obligations
      (Fully taxable-equivalent basis)        176,555      2,997     6.79
    Other (Fully taxable-equivalent basis)      1,894         37     7.82
                                           ----------   --------
      Total investment securities           1,991,497     29,998     6.01
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,400,558     74,036     8.76
    Real estate                               952,040     20,980     8.81
    Other (Fully taxable-equivalent basis)    755,933     16,890     8.95
                                           ----------   --------
      Total loans                           5,108,531    111,906     8.79
                                           ----------   --------
  Mortgage loans held for sale                 17,359        344     7.92
  Money market investments                    402,757      5,278     5.27
  Other earning assets                         14,626        239     6.54
                                           ----------   --------
      Total earning assets and income      $7,534,770    147,765     7.84
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,322,190      6,068     1.85
  Money market accounts                       718,510      5,322     2.98
  Savings deposits                          1,181,491      6,659     2.27
  Certificates of deposit:
    Consumer                                2,219,898     28,111     5.08
    Large denomination                        310,388      3,862     5.00
                                           ----------   --------
      Total interest-bearing deposits       5,752,477     50,022     3.50
  Short-term borrowings                       210,660      2,368     4.52
  Long-term indebtedness                        2,326         57     9.83
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,965,463     52,447     3.54
                                           ==========   --------
Net interest income and net interest margin             $ 95,318     5.04%
                                                        ========

Other average balances:
  Demand deposits                          $1,233,255
  Common shareholders' equity                 869,193
  Total shareholders' equity                  869,872
  Total assets                              8,150,046

AVERAGE BALANCES AND INTEREST RATES (Continued) (Unaudited)
(Dollar amounts in thousands)
                                              Six Months Ended June 30
                                                        1997
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $     -      $   -         -  %
  Investment securities-held to maturity:
    U.S. Government & its agencies          1,727,495     52,546     6.12
    State and municipal obligations
      (Fully taxable-equivalent basis)        142,361      4,891     6.87
    Other (Fully taxable-equivalent basis)        949         47     9.96
                                           ----------   --------
      Total investment securities           1,870,805     57,484     6.11
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,616,765    156,439     8.72
    Real estate                             1,038,627     45,317     8.73
    Other (Fully taxable-equivalent basis)    819,410     36,580     8.96
                                           ----------   --------
      Total loans                           5,474,802    238,336     8.76
                                           ----------   --------
  Mortgage loans held for sale                 11,391        468     8.22
  Money market investments                    327,367      8,674     5.34
  Other earning assets                         20,356        677     6.66
                                           ----------   --------
      Total earning assets and income      $7,704,721    305,639     7.95
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,309,741     11,545     1.78
  Money market accounts                       719,997     10,562     2.96
  Savings deposits                          1,128,726     12,673     2.26
  Certificates of deposit:
    Consumer                                2,313,180     56,427     4.92
    Large denomination                        360,182      9,404     5.27
                                           ----------   --------
      Total interest-bearing deposits       5,831,826    100,611     3.48
  Short-term borrowings                       240,962      5,534     4.63
  Long-term indebtedness                        3,639        108     5.95
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,076,427    106,253     3.53
                                           ==========   --------
Net interest income and net interest margin             $199,386     5.17%
                                                        ========

Other average balances:
  Demand deposits                          $1,294,720
  Common shareholders' equity                 896,630
  Total shareholders' equity                  897,274
  Total assets                              8,353,253

AVERAGE BALANCES AND INTEREST RATES (Continued) (Unaudited)
(Dollar amounts in thousands)
                                              Six Months Ended June 30
                                                        1996
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $   30,854   $  1,152     7.51%
  Investment securities-held to maturity:
    U.S. Government & its agencies          1,840,854     54,682     5.97
    State and municipal obligations
      (Fully taxable-equivalent basis)        183,791      6,216     6.76
    Other (Fully taxable-equivalent basis)      1,971         76     7.73
                                           ----------   --------
      Total investment securities           2,057,470     62,126     6.04
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,367,814    146,488     8.75
    Real estate                               949,339     41,749     8.80
    Other (Fully taxable-equivalent basis)    747,818     33,478     8.97
                                           ----------   --------
      Total loans                           5,064,971    221,715     8.79
                                           ----------   --------
  Mortgage loans held for sale                 17,161        681     7.94
  Money market investments                    361,065      9,549     5.32
  Other earning assets                         13,532        442     6.55
                                           ----------   --------
      Total earning assets and income      $7,514,199    294,513     7.84
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,323,574     12,305     1.87
  Money market accounts                       717,264     10,719     3.01
  Savings deposits                          1,181,177     13,546     2.31
  Certificates of deposit:
    Consumer                                2,237,732     57,928     5.22
    Large denomination                        312,264      7,878     5.07
                                           ----------   --------
      Total interest-bearing deposits       5,772,011    102,376     3.57
  Short-term borrowings                       202,783      4,621     4.58
  Long-term indebtedness                        2,468        119     9.67
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,977,262    107,116     3.60
                                           ==========   --------
Net interest income and net interest margin             $187,397     4.97%
                                                        ========

Other average balances:
  Demand deposits                          $1,210,628
  Common shareholders' equity                 870,858
  Total shareholders' equity                  871,543
  Total assets                              8,140,535

                         PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     a) An Annual Meeting of the Shareholders was held on Friday, April 25, 1997. Proxies for the meeting were solicited pursuant to Regulation 14 under the Act.

     b) There was no solicitation in opposition to the management nominees as listed in the proxy statement and all such nominees were elected. The following directors were elected at the meeting:


Management nominee:                          Common    Preferred    Total
  Barry J. Fitzpatrick                        Stock      Stock      Stock
  ====================                     -----------  -------  -----------
    Votes for:
       Individual votes                     11,375,968   31,284   11,407,252
       Broker/Nominee votes                 14,234,716    3,664   14,238,380
                                           -----------  -------  -----------
       Total Management proxy votes for     25,610,684   34,948   25,645,632
    Floor vote for - Individual/In person          520        0          520
                                           -----------  -------  -----------
       Total votes for                      25,611,204   34,948   25,646,152
    Votes withheld:
       Individual votes                         71,785      149       71,934
       Broker/Nominee votes                    125,962        0      125,962
                                           -----------  -------  -----------
       Total votes                          25,808,951   35,097   25,844,048
    Shares present but not voted                73,566        0       73,566
                                           -----------  -------  -----------
       Shares for a Quorum                  25,882,517   35,097   25,917,614
    Shares not present nor voted:
       Individual                            4,155,558   29,236    4,184,794
       Broker/Nominee                        2,679,429      333    2,679,762
                                           -----------  -------  -----------
       Total Shares Outstanding             32,717,504   64,666   32,782,170
                                           ===========  =======  ===========

Management nominee:                          Common    Preferred    Total
  Elsie C. Gruver                             Stock      Stock      Stock
  ===============                          -----------  -------  -----------
    Votes for:
       Individual votes                     11,359,932   31,264   11,391,196
       Broker/Nominee votes                 14,212,359    3,664   14,216,023
                                           -----------  -------  -----------
       Total Management proxy votes for     25,572,291   34,928   25,607,219
    Floor vote for - Individual/In person          520        0          520
                                           -----------  -------  -----------
       Total votes for                      25,572,811   34,928   25,607,739
    Votes withheld:
       Individual votes                         87,821      169       87,990
       Broker/Nominee votes                    148,319        0      148,319
                                           -----------  -------  -----------
       Total votes                          25,808,951   35,097   25,844,048
    Shares present but not voted                73,566        0       73,566
                                           -----------  -------  -----------
       Shares for a Quorum                  25,882,517   35,097   25,917,614
    Shares not present nor voted:
       Individual                            4,155,558   29,236    4,184,794
       Broker/Nominee                        2,679,429      333    2,679,762
                                           -----------  -------  -----------
       Total Shares Outstanding             32,717,504   64,666   32,782,170
                                           ===========  =======  ===========


Management nominee:                          Common    Preferred    Total
  W. Lee Phillips, Jr.                        Stock      Stock      Stock
  ====================                     -----------  -------  -----------
    Votes for:
       Individual votes                     11,385,820   31,288   11,417,108
       Broker/Nominee votes                 14,215,115    3,664   14,218,779
                                           -----------  -------  -----------
       Total Management proxy votes for     25,600,935   34,952   25,635,887
    Floor vote for - Individual/In person          520        0          520
                                           -----------  -------  -----------
       Total votes for                      25,601,455   34,952   25,636,407
    Votes withheld:
       Individual votes                         61,932      145       62,077
       Broker/Nominee votes                    145,563        0      145,563
                                           -----------  -------  -----------
       Total votes                          25,808,950   35,097   25,844,047
    Shares present but not voted                73,566        0       73,566
                                           -----------  -------  -----------
       Shares for a Quorum                  25,882,516   35,097   25,917,613
    Shares not present nor voted:
       Individual                            4,155,558   29,236    4,184,794
       Broker/Nominee                        2,679,429      333    2,679,762
                                           -----------  -------  -----------
       Total Shares Outstanding             32,717,503   64,666   32,782,169
                                           ===========  =======  ===========

Management nominee:                          Common    Preferred    Total
  Josiah P. Rowe, III                         Stock      Stock      Stock
  ===================                      -----------  -------  -----------
    Votes for:
       Individual votes                     11,370,827   31,288   11,402,115
       Broker/Nominee votes                 14,207,867    3,664   14,211,531
                                           -----------  -------  -----------
       Total Management proxy votes for     25,578,694   34,952   25,613,646
    Floor vote for - Individual/In person          520        0          520
                                           -----------  -------  -----------
       Total votes for                      25,579,214   34,952   25,614,166
    Votes withheld:
       Individual votes                         76,926      145       77,071
       Broker/Nominee votes                    152,811        0      152,811
                                           -----------  -------  -----------
       Total votes                          25,808,951   35,097   25,844,048
    Shares present but not voted                73,566        0       73,566
                                           -----------  -------  -----------
       Shares for a Quorum                  25,882,517   35,097   25,917,614
    Shares not present nor voted:
       Individual                            4,155,558   29,236    4,184,794
       Broker/Nominee                        2,679,429      333    2,679,762
                                           -----------  -------  -----------
       Total Shares Outstanding             32,717,504   64,666   32,782,170
                                           ===========  =======  ===========


Management nominee:                          Common    Preferred    Total
  Albert F. Zettlemoyer                       Stock      Stock      Stock
  =====================                    -----------  -------  -----------
    Votes for:
       Individual votes                     11,382,969   31,138   11,414,107
       Broker/Nominee votes                 14,229,922    3,664   14,233,586
                                           -----------  -------  -----------
       Total Management proxy votes for     25,612,891   34,802   25,647,693
    Floor vote for - Individual/In person          520        0          520
                                           -----------  -------  -----------
       Total votes for                      25,613,411   34,802   25,648,213
    Votes withheld:
       Individual votes                         64,784      295       65,079
       Broker/Nominee votes                    130,756        0      130,756
                                           -----------  -------  -----------
       Total votes                          25,808,951   35,097   25,844,048
    Shares present but not voted                73,566        0       73,566
                                           -----------  -------  -----------
       Shares for a Quorum                  25,882,517   35,097   25,917,614
    Shares not present nor voted:
       Individual                            4,155,558   29,236    4,184,794
       Broker/Nominee                        2,679,429      333    2,679,762
                                           -----------  -------  -----------
       Total Shares Outstanding             32,717,504   64,666   32,782,170
                                           ===========  =======  ===========

    c) Among other matters voted on at the meeting was the following:

       i) The appointment of the independent auditors.

                                             Common    Preferred    Total
                                              Stock      Stock      Stock
                                           -----------  -------  -----------
    Votes for:
       Individual votes                     11,315,979   30,402   11,346,381
       Broker/Nominee votes                 14,297,731    3,554   14,301,285
                                           -----------  -------  -----------
       Total Management proxy votes for     25,613,710   33,956   25,647,666
    Floor vote for - Individual/In person          520        0          520
                                           -----------  -------  -----------
       Total votes for                      25,614,230   33,956   25,648,186
    Votes against:
       Individual votes                         62,767      228       62,995
       Broker/Nominee votes                     21,518      100       21,618
                                           -----------  -------  -----------
       Total shares voted                   25,698,515   34,284   25,732,799
    Votes abstain:
       Individual votes                         69,005      803       69,808
       Broker/Nominee votes                     41,429       10       41,439
                                           -----------  -------  -----------
       Total votes received                 25,808,949   35,097   25,844,046
    Shares present but not voted                73,566        0       73,566
    Shares not present nor voted:
       Individual                            4,155,558   29,236    4,184,794
       Broker/Nominee                        2,679,429      333    2,679,762
                                           -----------  -------  -----------
       Total Shares Outstanding             32,717,502   64,666   32,782,168
                                           ===========  =======  ===========



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

     a)  Exhibit 11  - Statement re:  Computation of Per Share
             Earnings (Page 25)

         Exhibit 12  - Statement re:  Computation of Ratios (Page 26)

         Exhibit 15 - Independent Accountants' Review Report from Ernst & Young LLP (Page 27)

         Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants (Page 28)

         Exhibit 27  - Financial Data Schedule (Page 29)

     b) A Form 8-K was not required to be filed during the quarter ended June 30, 1997.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.



                                               FIRST VIRGINIA BANKS, INC.


                                                 /s/ Richard F. Bowman
August 8, 1997                                __________________________
                                                Richard F. Bowman,
                                                Senior Vice President,
                                                Treasurer and
                                                Chief Financial Officer

                                                          EXHIBIT 11


                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
                                    (Unaudited)


                                      Three Months Ended     Six Months Ended
                                            June 30               June 30
                                        1997       1996       1997       1996
                                      -------    -------    -------    -------
                                       (In thousands, except per share data)

PRIMARY:

   Average common shares outstanding   33,267     33,474     32,819     33,679
   Dilutive effect of stock options        83         80         81         80
                                      -------    -------    -------    -------
     Total average common shares       33,350     33,554     32,900     33,759
                                      =======    =======    =======    =======


   Net income                         $31,353    $28,574    $60,750    $56,957
   Provision for preferred dividends       10         12         21         23
                                      -------    -------    -------    -------
     Net income applicable to common
        stock                         $31,343    $28,562    $60,729    $56,934
                                      =======    =======    =======    =======


     Net income per share of common
        stock                            $.94       $.85      $1.85      $1.69
                                      =======    =======    =======    =======



FULLY DILUTED:

   Average common shares outstanding   33,267     33,474     32,819     33,679
   Dilutive effect of stock options        90         80         85         80
   Conversion of preferred stock           93         98         93         99
                                      -------    -------    -------    -------
        Total average common shares    33,450     33,652     32,997     33,858
                                      =======    =======    =======    =======


   Net income                         $31,353    $28,574    $60,750    $56,957
                                      =======    =======    =======    =======


     Net income per share of common
        stock                            $.94       $.85      $1.84      $1.68
                                      =======    =======    =======    =======

                                                              EXHIBIT 12
                          FIRST VIRGINIA BANKS, INC.
                     STATEMENT RE: COMPUTATION OF RATIOS

                               Three Months Ended        Six Months Ended
                                     June 30                 June 30
                                1997        1996        1997        1996
                             ----------  ----------  ----------  ----------
Ratios - Page 10            (In thousands, except per share data and ratios)
----------------
  Net Loan Charge-offs (Annualized)
    to Average Loans:
      Net charge-offs        $    4,633  $    3,638  $    8,268  $    6,099

      Average loans          $5,610,506  $5,108,531  $5,474,802  $5,064,971

    Net Loan Charge-offs
      to Average Loans             0.33%       0.28%       0.30%       0.24%
                             ==========  ==========  ==========  ==========

  Allowance for Loan Losses
    to Period-end Loans:
      Allowance for Loan Losses                       $   68,634  $   59,974

      Period-end Loans                                $5,994,091  $5,190,411

    Allowance for Loan Losses
      to Period-end Loans                                   1.15%       1.16%
                                                      ==========  ==========

  Nonperforming Assets to
    Period-end Loans:
      Nonperforming Assets:
        Non-accruing loans                            $   15,781  $   15,493
        Restructured loans                                 4,968       5,862
        Properties acquired by foreclosure                 5,575       6,848
                                                      ----------  ----------
      Nonperforming Assets                            $   26,324  $   28,203
                                                      ----------  ----------

      Period-end Loans                                $5,994,091  $5,190,411

    Nonperforming Assets to Period-end Loans:               0.44%       0.54%
                                                      ==========  ==========

Ratios - Pages 16/19
--------------------
  Net Interest Margin:
    Net interest income
      (Taxable equivalent)    $  103,141  $   95,318  $  199,386  $  187,397

    Total average
      earning assets          $7,857,720  $7,534,770  $7,704,721  $7,514,199

      Net interest margin
        ratio (Annualized)          5.23%       5.04%       5.17%       4.97%
                              ==========  ==========  ==========  ==========

                                                          EXHIBIT 15



                     Independent Accountants' Review Report

     Board of Directors
     First Virginia Banks, Inc.

     We have reviewed the accompanying condensed consolidated balance sheets of First Virginia Banks, Inc. as of June 30, 1997 and 1996, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, and the related condensed consolidated statements of cash flows and shareholders' equity for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Virginia Banks, Inc. as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 21, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                   /S/ Ernst & Young LLP
                                                   _____________________
                                                   Ernst & Young LLP

     Washington, D. C.
     July 8, 1997, except for Note 8,
     as to which the date is July 23, 1997

                                                          EXHIBIT 15A

     ERNST & YOUNG LLP
     1225 Connecticut Avenue, N.W.
     Washington, D.C. 20036


     August 8, 1997


     Board of Directors
     First Virginia Banks, Inc.

          We are aware of the incorporation by reference in Registration Statement Number 333-30465 on Form S-8 dated June 30, 1997, Registration Statement Number 333-24003 on Form S-4 dated April 10, 1997; Post-effective Amendment No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994, Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993, Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992, Registration Statement Number 33-31890 on form S-3 dated November 1, 1989, Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987, Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987 and Registration Statement Number 33-15360 on Form S-3 dated June 26, 1987 of our reports dated April 8, 1997 and July 8, 1997, except for Note 8, as to which the date is July 23, 1997, relating to the unaudited condensed consolidated interim financial statements of First Virginia Banks, Inc., that are included in its Forms 10-Q for the quarters ended March 31, 1997 and June 30, 1997.

          Pursuant to Rule 436 (c) of the Securities Act of 1933, our reports are not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.




                                                   /s/ Ernst & Young LLP
                                                   _____________________
                                                   Ernst & Young LLP