Form 10-Q
period 1997-09-30
FIRST VIRGINIA BANKS INC
filed 1997-11-12
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                 Commission file number 1-6580
           September 30, 1997


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


               On October 31, 1997, there were 51,793,630 shares of common stock outstanding.



     This report contains a total of 25 pages.

                                    INDEX
                                                                  Page

                                                               ---------
     PART I - Financial Information


        Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - September 30,
              1997 and 1996, (Unaudited), and December 31, 1996   3/ 4

           Condensed Consolidated Statements of Income - Three
              months and nine months ended September 30, 1997
              and 1996 (Unaudited)                                5/ 6

           Condensed Consolidated Statements of Cash Flows - Nine
              months ended September 30, 1997 and 1996 (Unaudited)   7

           Condensed Consolidated Statements of Shareholders'
              Equity - Nine months ended September 30, 1997
              and 1996 (Unaudited)                                   8

           Notes to Condensed Consolidated Financial
              Statements (Unaudited)                              8/13

        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         13/19

     PART II - Other Information


        Item 5.  Other Information                                  20

        Item 6.  Exhibits and Reports on Form 8-K

           Signature                                                20

           Exhibit 11 - Statement re: Computation of
              Per Share Earnings                                    21

           Exhibit 12 - Statement re: Computation of Ratios         22

           Exhibit 15 - Independent Accountants' Review
              Report from Ernst & Young LLP                         23

           Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants            24

           Exhibit 27 - Financial Data Schedule as of September 30, 1997 and the nine months ended September 30, 1997.
              (This exhibit is being filed as a separate
              document in this form 10-Q, for the quarter
              ended September 30, 1997.)                            25

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

                                               Sept. 30  December 31 Sept. 30
                                                 1997       1996       1996
                                              ---------- ---------- ----------
                                             (Unaudited)            (Unaudited)
                                                      (In thousands)
ASSETS
Cash and noninterest-bearing
   deposits in banks                          $  355,830 $  378,171 $  361,370
Money market investments                         242,675    323,620    230,969
                                              ---------- ---------- ----------
        Total cash and cash equivalents          598,505    701,791    592,339
                                              ---------- ---------- ----------
Mortgage loans held for sale                      20,745     12,771     13,023
Investment securities - held to maturity
   (market values of $1,902,463, $1,823,404
           and $1,932,972                      1,896,091  1,820,949  1,937,039

Loans, net of unearned income                  5,946,889  5,364,787  5,293,235
   Deduct:  Allowance for loan losses            (68,126)   (62,761)   (61,541)
                                              ---------- ---------- ----------
        Net loans                              5,878,763  5,302,026  5,231,694
                                              ---------- ---------- ----------

Other earning assets                              23,269     19,672     17,307
Premises and equipment                           164,494    148,187    147,494
Intangible assets                                178,197     94,381     96,479
Other assets                                     156,441    136,279    138,212
                                              ---------- ---------- ----------
   Total Assets                               $8,916,505 $8,236,056 $8,173,587
                                              ========== ========== ==========

                                               Sept. 30  December 31 Sept. 30
                                                 1997       1996       1996
                                              ---------- ---------- ----------
                                             (Unaudited)            (Unaudited)
                                                        (In thousands)
LIABILITIES
Deposits:
   Noninterest-bearing                        $1,409,927 $1,303,950 $1,303,113
   Interest-bearing:
        Interest checking/savings plan         1,323,206  1,308,539  1,273,543
        Money market accounts                    745,254    712,550    746,191
        Savings deposits                       1,158,470  1,111,677  1,141,188
        Certificates of deposit:
           Consumer                            2,492,180  2,255,803  2,234,879
           Large denomination                    410,034    350,131    324,525
                                              ---------- ---------- ----------
           Total deposits                      7,539,071  7,042,650  7,023,439

Interest, taxes and other liabilities            106,093     83,765     85,557
Short-term borrowings                            272,393    234,488    195,918
Long-term indebtedness                             3,092      3,876      1,867
                                              ---------- ---------- ----------
   Total Liabilities                           7,920,649  7,364,779  7,306,781
                                              ---------- ---------- ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       617        647        655
Common stock, $1 par value                        51,790     48,612     49,030
Capital surplus                                   92,522     27,327     40,951
Retained earnings                                850,927    794,691    776,170
                                              ---------- ---------- ----------
   Total Shareholders' Equity                    995,856    871,277    866,806
                                              ---------- ---------- ----------
   Total Liabilities and Shareholders' Equity $8,916,505 $8,236,056 $8,173,587
                                              ========== ========== ==========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                       Three Months Ended    Nine Months Ended
                                            Sept. 30              Sept. 30
                                        1997       1996       1997       1996
                                      --------   --------   --------   --------
                                         (In thousands, except per-share data)

Interest income:
     Interest and fees on loans       $131,226   $113,499   $368,130   $334,061
     Interest on mortgage loans
      held for sale                        241        274        709        955
     Income from investment securities-
      available for sale                  -          -          -         1,152
     Income from investment
      securities - held to maturity     27,182     29,954     83,362     89,252
     Income from money
      market investments                 5,866      3,212     14,540     12,761
     Income from other earning assets      386        265      1,062        707
                                      --------   --------   --------   --------
        Total interest income          164,901    147,204    467,803    438,888
                                      --------   --------   --------   --------

Interest expense:
     Deposits                           55,130     49,737    155,742    152,113
     Short-term borrowings               3,217      2,354      8,751      6,975
     Long-term indebtedness                 58         52        166        171
                                      --------   --------   --------   --------
        Total interest expense          58,405     52,143    164,659    159,259
                                      --------   --------   --------   --------
Net interest income                    106,496     95,061    303,144    279,629
Provision for loan losses                3,831      4,648     12,421     12,799
                                      --------   --------   --------   --------
Net interest income after provision
 for loan losses                       102,665     90,413    290,723    266,830
                                      --------   --------   --------   --------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued) (Unaudited)


                                       Three Months Ended    Nine Months Ended
                                            Sept. 30              Sept. 30
                                        1997       1996       1997       1996
                                      --------   --------   --------   --------
                                         (In thousands, except per-share data)

Net interest income after provision
 for loan losses                       102,665     90,413    290,723    266,830
                                      --------   --------   --------   --------
Noninterest income:
    Service charges on deposit
      accounts                          11,164      9,978     31,422     29,574
    Insurance premiums and
      commissions                        1,620      1,622      4,907      4,917
    Credit card service charges
      and fees                           3,032      3,019      8,653      8,542
    Trust services                       2,325      1,963      6,879      5,667
    Electronic banking service fees 2,703 2,454 7,692 5,088 Income from other customer
      services                           3,795      3,503     10,972     10,660
    Securities gains before income
      tax provision of $2, $0,
      $11 and $616                           4       -            31      1,759
    Other                                5,164      1,361      7,491      6,259
                                      --------   --------   --------   --------
        Total noninterest income        29,807     23,900     78,047     72,466
                                      --------   --------   --------   --------
Noninterest expense:
     Salaries and employee benefits     43,907     40,180    124,905    118,139
     Occupancy                           6,229      5,676     17,984     17,287
     Equipment                           6,812      5,813     18,955     16,939
     Advertising                         2,161      1,732      5,860      5,368
     Printing and supplies               1,728      1,553      5,076      5,110
     Credit card processing fees         2,218      2,211      6,205      6,221
     FDIC assessment                       284      1,312        818      1,939
     Amortization of intangibles         3,377      2,031      8,064      5,913
     Other                              12,175     10,173     34,125     32,082
                                      --------   --------   --------   --------
        Total noninterest expense       78,891     70,681    221,992    208,998
                                      --------   --------   --------   --------
Income before income taxes              53,581     43,632    146,778    130,298
Provision for income taxes              18,863     15,046     51,310     44,755
                                      --------   --------   --------   --------
NET INCOME                            $ 34,718   $ 28,586   $ 95,468   $ 85,543
                                      ========   ========   ========   ========
Net income per share of common stock      $.67       $.57      $1.90      $1.70

Average primary shares of common
                 stock outstanding      52,334     49,233     50,355     50,166

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                            Nine Months Ended
                                                                 Sept. 30
                                                             1997       1996
                                                           --------   --------
                                                              (In thousands)

Net cash provided by operating activities                  $126,487   $123,346
                                                           --------   --------
Investing activities:
     Proceeds from the maturity of
        held to maturity securities                         810,930    675,243
     Proceeds from the sale of
        available for sale securities                          -        64,682
     Purchase of held to maturity securities               (723,718)  (489,422)
     Net increase in loans                                  (84,845)  (264,339)
     Net increase in other earning assets                      (121)    (5,779)
     Purchases of premises and equipment                    (11,337)    (7,868)
     Sales of premises and equipment                          3,699      1,317
     Intangible assets acquired                                (238)    (7,191)
     Acquisition of banks, net of cash acquired              38,545       -
     Other                                                     (241)     3,670
                                                           --------   --------
        Net cash (used for)
          provided by investing activities                   32,674    (29,687)
                                                           --------   --------
Financing activities:
     Net decrease in deposits                              (157,080)   (32,668)
     Net increase (decrease) in short-term borrowings        27,734    (13,801)
     Principal payments on long-term borrowings                (785)      (843)
     Cash dividends - common, $.76 and $.70 2/3 per share   (38,002)   (35,710)
     Cash dividends - preferred                                 (32)       (34)
     Stock purchased and retired                            (94,792)   (51,598)
     Proceeds from issuance of common stock                     510        476
                                                           --------   --------
        Net cash used for financing activities             (262,447)  (134,178)
                                                           --------   --------
        Net decrease in cash and
         cash equivalents                                  (103,286)   (40,519)
        Cash and cash equivalents at beginning of year      701,791    632,858
                                                           --------   --------
        Cash and cash equivalents at end of period         $598,505   $592,339
                                                           ========   ========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)


                                                            Nine Months Ended
                                                                 Sept. 30
                                                             1997       1996
                                                         ----------   --------
                                                              (In thousands)

Balance at beginning of year                               $871,277   $869,647
Increase attributable to an acquired bank                   162,625       -
Net income                                                   95,468     85,543
Common stock purchased and retired                          (94,684)   (51,598)
Decrease in unrealized gain - securities
   available for sale                                          -        (1,634)
Issuance of common stock for the dividend reinvestment
 plan, stock options and stock appreciation rights              510        476
Common stock purchased - stock split fractions                 (108)      -
                                                         ----------   --------
                                                          1,035,088    902,434
                                                         ----------   --------
Deduct dividends declared:
     Preferred stock                                             31         34
     Common stock, $.77 and $.71 1/3 per share               39,201     35,594
                                                         ----------   --------
                                                             39,232     35,628
                                                         ----------   --------
Balance at end of period                                 $  995,856   $866,806
                                                         ==========   ========
See notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL
     The foregoing unaudited consolidated financial statements include the accounts of the corporation and all of its subsidiaries. The corporation's subsidiaries are predominantly engaged in banking. Foreign banking activities and operations other than banking are not significant. All material intercompany transactions and accounts have been eliminated. The unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for each of the periods. Certain amounts previously reported in 1996 have been reclassified for comparative purposes. All prior periods have been restated to reflect a three-for-two common stock split on September 3, 1997.

2. ACQUISITIONS
     On May 24, 1997, the acquisition of Premier Bankshares Corporation by the corporation was consummated. Premier Bankshares Corporation was the bank holding company for Premier Bank-South, N.A., in Wytheville, Virginia; Premier Bank-Central, N.A., in Honaker, Virginia; and Premier Bank, N.A., in Tazewell, Virginia. These banks became wholly owned subsidiary banks of the corporation as a result of the acquisition. Shares of the corporation's common stock totaling 5.431 million were issued and were valued at $29.96 per share. The acquisition was accounted for using the purchase method of accounting.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

     The results of operations of the acquisition are included in the consolidated statements of income from the date of acquisition through September 30, 1997. Periods prior to the date of acquisition are not included in the consolidated statements of income.
     The unaudited pro forma information presented in the following table has been prepared based on the historical results of the corporation combined with Premier Bankshares Corporation. The information has been combined to present the results of operations as if the acquisition had occurred at the beginning of 1996. The pro forma results are not necessarily indicative of the results that would have actually been obtained if the acquisition had been consummated in the past nor are they indicative of future results.

                                                           Nine Months Ended
                                                                Sept. 30
                                                            1997       1996
                                                          --------   --------
                                                         (In thousands, except)
                                                             per-share data)
Total interest income                                     $490,050   $467,864
Total interest expense                                     174,302    172,466
Provision for loan losses                                   12,631     12,949
Noninterest income                                          79,725     74,431
Noninterest expense                                        232,756    221,439
Provision for income taxes                                  52,972     46,515
                                                          --------   --------
Net income                                                $ 97,114   $ 88,926
                                                          ========   ========
Earnings per share                                        $   1.83   $   1.60

Average primary shares of common stock outstanding          53,067     55,597


3. INVESTMENT SECURITIES

     The following reflects the amortized cost of securities held to maturity and the related approximate market values (in thousands):

                                    Sept. 30, 1997           Sept. 30, 1996
                                Amortized     Market     Amortized     Market
                                   Cost        Value        Cost        Value
                                ----------  ----------   ----------  ----------
U.S. Government and
   its agencies                 $1,722,734  $1,726,621   $1,776,536  $1,770,767
State and municipal obligations    172,111     174,566      159,484     161,161
Other                                1,246       1,276        1,019       1,044
                                ----------  ----------   ----------  ----------
                                $1,896,091  $1,902,463   $1,937,039  $1,932,972
                                ==========  ==========   ==========  ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

4. LOANS

     Loans consisted of (in thousands):
                                                     Sept. 30
                                                1997          1996
                                             ----------    ----------
Consumer:
   Automobile installment                    $2,401,161    $2,124,933
   Home equity, fixed- and variable-rate        984,743     1,012,478
   Revolving credit plans,
     including credit cards                     198,634       200,692
   Other                                        394,595       312,541
Real estate:
   Construction and land development            126,514       114,007
   Commercial mortgage                          595,159       517,613
   Residential mortgage                         656,386       509,844
   Other, including Industrial
     Development Authority loans                 96,854        81,585
Commercial                                      492,843       419,542
                                             ----------    ----------
   Loans, net of unearned income
     of $198,496 and $260,582                $5,946,889    $5,293,235
                                             ==========    ==========


5. ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses was (dollars in thousands):

                                       Three Months Ended   Nine Months Ended
                                            Sept. 30            Sept. 30
                                        1997       1996      1997      1996
                                       -------    -------   -------   -------

Balance at beginning of period         $68,634    $59,974   $62,761   $57,922
Increase attributable to
   an acquired bank                       -          -        5,551      -
Provision charged to expense             3,831      4,648    12,421    12,799
                                       -------    -------   -------   -------
                                        72,465     64,622    80,733    70,721
Less:
     Loans charged off, net of
      recoveries of $1,112, $906,
      $2,895 and $2,785                  4,339      3,081    12,607     9,180
                                       -------    -------   -------   -------
Balance at September 30                $68,126    $61,541   $68,126   $61,541
                                       =======    =======   =======   =======
Percentage of annualized net
   charge-offs to average loans            .29%       .24%      .30%      .24%
Percentage of allowance for loan
   losses to period-end loans                                  1.15      1.16
Percentage of nonperforming assets
   to period-end loans                                          .43       .49

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

6. FEDERAL INCOME TAX

        The reconcilement of income tax computed at the federal statutory tax rates to the provision for income tax was as follows (dollars in thousands):

                          Three Months Ended             Nine Months Ended
                                Sept. 30                      Sept. 30
                          1997           1996           1997           1996
                      ------------   ------------   ------------   ------------
                          $     %        $     %        $     %        $     %
                      ------- ----   ------- ----   ------- ----   ------- ----
Statutory rate        $18,754 35.0%  $15,271 35.0%  $51,372 35.0%  $45,604 35.0%
Nontaxable interest on
 municipal obligations (1,047)(2.0)     (927)(2.1)   (2,925)(2.0)   (2,844)(2.2)
Other items             1,156  2.2       702  1.6     2,863  2.0     1,995  1.5
                      ------- ----   ------- ----   ------- ----   ------- ----
Effective rate        $18,863 35.2%  $15,046 34.5%  $51,310 35.0%  $44,755 34.3%
                      ======= ====   ======= ====   ======= ====   ======= ====


7. PREFERRED STOCK
     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:


                                             Sept. 30  December 31   Sept. 30
              Series   Dividends               1997       1996         1996
            ---------  ---------             --------  -----------   --------

                A           5%                20,404       21,511     21,623
                B           7%                 4,890        5,750      5,990
                C           7%                 9,836        9,836      9,836
                D           8%                26,589       27,591     28,069
                                              ------       ------     ------
                                              61,719       64,688     65,518
                                              ======       ======     ======


8. COMMON STOCK
     There are 60,000,000 shares of common stock, par value $1.00 per share, authorized and 51,790,000, 48,612,000 and 49,030,000 shares were outstanding at September 30, 1997, December 31, 1996, and September 30, 1996, respectively. Options to purchase 472,850 shares of common stock were outstanding on September 30, 1997. A total of 773,639 shares of common stock were reserved at September 30, 1997: 134,439 shares for the conversion of preferred stock and 639,200 shares for stock options and stock appreciation rights.
     Common stock totaling 17,260,000 shares were issued on September 3, 1997 to effect the 3-for-2 stock split declared by the Board of Directors to shareholders of record as of the close of business on August 13, 1997.
     On July 27, 1988, the Board of Directors adopted a Shareholders Rights Plan (the "Plan") and declared a dividend distribution of one Right for each outstanding share of common stock of the Corporation to shareholders of record at the close of business on August 8, 1988. Pursuant to the Plan, in the event that a person becomes the beneficial owner of securities having 20% or more of the voting power of all then outstanding voting securities of the Corporation (unless pursuant to a tender offer or exchange offer for all outstanding shares of Common Stock at a price and on terms determined by at least a majority of the members of the Board of Directors who are not officers of the Corporation to be both adequate and otherwise in the best interests of the Corporation and its shareholders (a "Permitted Offer")), each holder of a Right (other than an Acquiring Person) will for a 60-day period thereafter have the right to receive upon exercise that number of one one-hundredths share of Preferred Stock equal to the number of shares of Common Stock having a market value of two times the exercise price of the Right, to the extent available, and then (after all authorized and unreserved shares of Preferred Stock have been issued) an equal number of an equivalent security (such Right being called the "Flip-In Right").

     In the event that, after the first date of public announcement by the Corporation or an Acquiring Person that an Acquiring Person has become such (as defined under the Plan), the Corporation is involved in a merger or other business combination transaction in which the Common Stock is exchanged or changed, or 50% or more of the Corporation's assets or earning power are sold, then each holder of a Right (other than the Acquiring Person) shall thereafter have the Right to receive, upon the exercise thereof at the then current exercise price of the Right, that number shares of common stock of the Acquiring Company that at the time of such transaction would have a market value of two times the exercise price of the Right (such Right being called the ("Flip-Over Right"). Pursuant to recent amendments to the Plan, the exercise price for each Right is now $450. Therefore, each Right not owned by an Acquiring Person following an event set forth in this paragraph would entitle its holder to purchase Common Stock of the Acquiring Company with a market value immediately prior to the triggering of the Right of $900.

     At any time after any person or group becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding shares of Common Stock, the Board of Directors may exchange the Rights (other than Rights owned by such person or group that will have become void), in whole or in part, at an exchange ratio of one share of Common Stock per Right, appropriately adjusted to reflect any stock split, stock dividends or similar transactions.

     At any time prior to the earlier to occur of (i) a person becoming an Acquiring Person or (ii) the expiration of the Rights, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right. Additionally, the Company may redeem the Rights incidental to a merger not involving an Acquiring Person and under other circumstances.

     The Rights will expire on the earliest of (i) August 8, 2008, (ii) consummation of a merger transaction with a person or group who acquired Common Stock pursuant to a Permitted Offer, and is offering in the merger the same price per share and form of consideration paid in the Permitted Offer, or (iii) redemption by the Company.

     As of September 30, 1997, each outstanding share of Common Stock on such date had 4/9ths of a Right attached thereto, as adjusted to reflect two 3-for-2 stock splits with respect to the Common Stock since the Record Date.

As long as the Rights are attached to the shares of Common Stock, the Company will issue 4/9ths of a Right, as adjusted, with each new share of Common Stock so that all such shares will have attached Rights. 300,000 shares of Preferred Stock have been reserved for issuance upon exercise of the Rights.


9. EARNINGS PER SHARE
     Earnings per share of common stock for the nine months ended
September 30, after giving effect to dividends on preferred stock of $31,000 in 1997 and $34,000 in 1996, are based on 50,355,000 and 50,166,000 average shares, respectively.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The third quarter was another record quarter as earnings increased 21% over the prior year's third quarter to $34.718 million compared to $28.586 million in the 1996 quarter. Earnings per share also achieved a new record and increased at a lesser rate of 18% to $.67 per share compared to the $.57 earned in the prior year's third quarter due to an increase in the number of shares outstanding. This increase in the number of shares outstanding followed the acquisition of Premier Bankshares Corporation in May 1997, which was accounted for using the purchase method. All per-share numbers have been adjusted to reflect the three-for-two stock split effective on September 3, 1997. The return on average assets increased to an excellent 1.55% level compared to 1.41% in the prior year's third quarter, while the return on average equity improved to 13.89% over the prior year's third quarter result of 13.27%.

   For the first nine months of 1997, net income of $95.468 million or $1.90 per share was up 12% compared to the $85.543 million and $1.70 per share earned in 1996. The return on average assets for the nine-month period was 1.49% compared to 1.40% in 1996, and the return on average shareholders' equity was 13.76% compared to 13.13% in 1996.

   Loan demand moderated slightly during the quarter due to normal seasonal factors, although the company's primary line of business - indirect automobile loan financing - expanded at a strong 19% annualized rate. The corporation's strategy of opening new loan production offices in areas not served by it's banks has been very successful and has generated large volumes of high-quality loans at minimal expense. Dealer inventory loans declined $32 million during the quarter as dealers cleared out their 1997 model year cars in anticipation of the fall shipment of 1998 models. Total loans were $5.947 billion compared to $5.293 billion at the end of the prior year's quarter, which did not include loans acquired from Premier Bankshares Corporation acquired in May, 1997 and accounted for using the purchase method of accounting. Loans were down compared to the end of the second quarter of 1997 balance of $5.994 billion. In addition to the decline in dealer inventory loans, the third quarter decrease in loans (compared to the end of the second quarter) was caused by the sale of three branches with $22 million in loans as required by the U.S. Department of Justice to satisfy concentration issues caused by the acquisition of Premier in the second quarter.

   Deposits totaled $7.539 billion at the end of the third quarter compared to $7.676 billion at the end of the second quarter and $7.023 billion at the end of the prior year's third quarter. New deposit growth has been flat for several years now as competition from the stock market and other investment alternatives in a relatively low-interest-rate environment has weakened all banks' abilities to attract depositors. However, the net interest margin increased 12 basis points to 5.26% in the third quarter compared to the prior year's third quarter and was up 3 basis points over the second quarter of 1997. The cost of funds was stable while the yield on earning assets improved slightly as rates on new loans and investments were higher than those on maturing items. First Virginia has been able to achieve a net interest margin over 5.00% for 19 consecutive years.

   Asset quality is beginning to come under more scrutiny in the banking industry as the recovery ages and specific concerns about consumer loans are raised. The quality of First Virginia's investment and loan portfolios, however, is as high as it has ever been. During the third quarter both loan charge-offs and nonperforming assets declined compared to the second quarter. Nonperforming assets totaled $25.603 billion at September 30, 1997, a record low of .43% of outstanding loans and down from the year ago's $26.029 million and .49% of outstanding loans. Net charge-offs declined 4 basis points to
 .29% compared to the second quarter rate of .33%. The corporation has seen an improvement in credit card net charge-offs, which had been advancing for several years, and net charge-offs in its core indirect automobile business of .29% is significantly below industry averages as First Virginia concentrates primarily on the highest quality grade "A" paper and avoids the sub-prime market.


     A summary of nonperforming and delinquent loans is as follows:

                                              1997        1996
                                            -------     -------
                                           (Dollars in thousands)
          Nonaccruing loans                 $15,476     $15,206
          Restructured loans                  4,561       4,448
          Foreclosed real estate              5,566       6,375
                                            -------     -------
          Total                             $25,603     $26,029
                                            =======     =======

          Percentage of total loans             .43%        .49%
                                            =======     =======

          Loans past due 90 days or more    $13,114     $10,362
                                            =======     =======

          Percentage of total loans             .22%        .20%
                                            =======     =======

     The decline in loans and in net charge-offs resulted in a decline in the provision for loan loss expense, which dropped to $3.831 million compared to $5.248 million in the second quarter and $4.648 million in the prior year's third quarter. The allowance for loan losses was $68.126 million at

September 30, 1997, which represented 1.15% of outstanding loans and is unchanged from the level of the past several quarters. The allowance covers annualized net charge-offs 4.05 times and is at a level management believes is adequate to cover any problem loans.

     Noninterest income increased 25% to $29.807 million compared to the prior year's third quarter. The corporation normally sells a package of mortgage servicing rights once a year, which was included in other income in the third quarter and produced a gain of $1.5 million. In 1996, this sale was completed in the second quarter and produced a similar amount of gain. Trust revenues and service charge income also increased strongly with advances over the previous year of 18% and 12%, respectively. Also included in other income was a gain of $2.066 million due to the divestiture of the three branches mentioned above as a consequence of the Premier acquisition.

     Noninterest expense increased 12% compared to the third quarter of 1996, which did not include the expenses of Premier Bankshares, acquired earlier in 1997. In addition, the third quarter of 1997 included a one-time expense of $1.1 million due to a special assessment to recapitalize the Savings and Loan Insurance Fund. Due to the rise in the corporation's stock price, stock related compensation expense increased $341 thousand over the prior years' third quarter and is up $1.139 million for the first nine months of 1997. However, the faster rate of growth in noninterest income and net interest income compared to noninterest expense created a continued improvement in the efficiency ratio, which declined to 55.6% in the third quarter compared to 57.0% in the prior year's third quarter.

     Average shareholders' equity increased 10% to $999.916 million compared to the $912.709 million in the second quarter and was up 16% compared to the prior year's third quarter as a consequence of the acquisition of Premier. During the third quarter, the corporation repurchased 1,194,750 shares in connection with its share repurchase program. At September 30, 1997, the ratio of equity to total assets was 11.17% compared to 10.60% at September 30, 1996. The Tier 1 leverage ratio at September 30, 1997, which excludes intangible assets, was 9.31% compared to 9.66% a year ago and declined primarily as a result of the corporation's share repurchase program. First Virginia's capital ratios continue to be among the strongest of the 100 largest banks in the country.

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollars in thousands)
                                             Three Months Ended Sept. 30
                                                        1997
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $     -      $   -         -  %
  Investment securities-held to maturity:
    U.S. Government and its agencies        1,618,743     24,814     6.10
    State and municipal obligations
      (Fully taxable-equivalent basis)        176,458      3,238     7.34
    Other (Fully taxable-equivalent basis)      8,196         44     2.13
                                           ----------   --------
      Total investment securities           1,803,397     28,096     6.23
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,798,141     83,773     8.76
    Real estate                             1,252,222     27,432     8.76
    Other (Fully taxable-equivalent basis)    904,071     20,792     9.10
                                           ----------   --------
      Total loans                           5,954,434    131,997     8.84
                                           ----------   --------
  Mortgage loans held for sale                 13,082        241     7.38
  Money market investments                    422,936      5,867     5.50
  Other earning assets                         24,114        386     6.41
                                           ----------   --------
      Total earning assets and income      $8,217,963    166,587     8.08
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,354,972      5,841     1.71
  Money market accounts                       736,953      5,684     3.06
  Savings deposits                          1,175,133      6,819     2.30
  Certificates of deposit:
    Consumer                                2,514,150     31,320     4.94
    Large denomination                        405,929      5,467     5.34
                                           ----------   --------
      Total interest-bearing deposits       6,187,137     55,131     3.54
  Short-term borrowings                       265,540      3,217     4.81
  Long-term indebtedness                        3,278         58     7.09
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,455,955     58,406     3.59
                                           ==========   --------
Net interest income and net interest margin             $108,181     5.26%
                                                        ========

Other average balances:
  Demand deposits                          $1,401,941
  Common shareholders' equity                 999,284
  Total shareholders' equity                  999,916
  Total assets                              8,974,147

AVERAGE BALANCES AND INTEREST RATES (Continued) (Unaudited)
(Dollars in thousands)
                                             Three Months Ended Sept. 30
                                                        1996
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $     -      $   -         -  %
  Investment securities-held to maturity:
    U.S. Government and its agencies        1,827,752     27,900     6.08
    State and municipal obligations
      (Fully taxable-equivalent basis)        162,356      2,770     6.83
    Other (Fully taxable-equivalent basis)      1,028         25     9.77
                                           ----------   --------
      Total investment securities           1,991,136     30,695     6.10
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,505,482     75,688     8.63
    Real estate                               972,326     21,708     8.93
    Other (Fully taxable-equivalent basis)    751,635     16,752     8.84
                                           ----------   --------
      Total loans                           5,229,443    114,148     8.74
                                           ----------   --------
  Mortgage loans held for sale                 11,694        274     9.38
  Money market investments                    241,340      3,213     5.30
  Other earning assets                         15,790        265     6.71
                                           ----------   --------
      Total earning assets and income      $7,489,403    148,595     7.91
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,287,590      5,935     1.83
  Money market accounts                       738,521      5,565     3.00
  Savings deposits                          1,158,494      6,582     2.26
  Certificates of deposit:
    Consumer                                2,206,155     27,605     4.96
    Large denomination                        321,257      4,050     5.00
                                           ----------   --------
      Total interest-bearing deposits       5,712,017     49,737     3.46
  Short-term borrowings                       203,440      2,354     4.60
  Long-term indebtedness                        2,052         52    10.22
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,917,509     52,143     3.51
                                           ==========   --------
Net interest income and net interest margin             $ 96,452     5.14%
                                                        ========

Other average balances:
  Demand deposits                          $1,248,217
  Common shareholders' equity                 860,767
  Total shareholders' equity                  861,434
  Total assets                              8,105,571

AVERAGE BALANCES AND INTEREST RATES (Continued) (Unaudited)
(Dollars in thousands)
                                             Nine Months Ended Sept. 30
                                                        1997
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $     -      $   -         -  %
  Investment securities-held to maturity:
    U.S. Government and its agencies        1,690,846     77,361     6.11
    State and municipal obligations
      (Fully taxable-equivalent basis)        153,852      8,128     7.04
    Other (Fully taxable-equivalent basis)      3,391        100     3.94
                                           ----------   --------
      Total investment securities           1,848,089     85,589     6.19
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,677,888    240,212     8.73
    Real estate                             1,110,608     72,749     8.73
    Other (Fully taxable-equivalent basis)    847,940     57,373     9.01
                                           ----------   --------
      Total loans                           5,636,436    370,334     8.78
                                           ----------   --------
  Mortgage loans held for sale                 11,961        709     7.91
  Money market investments                    359,573     14,540     6.56
  Other earning assets                         21,623      1,064     5.41
                                           ----------   --------
      Total earning assets and income      $7,877,682    472,236     8.01
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,324,983     17,386     1.75
  Money market accounts                       725,711     16,245     2.99
  Savings deposits                          1,144,365     19,493     2.28
  Certificates of deposit:
    Consumer                                2,380,907     87,747     4.93
    Large denomination                        375,598     14,871     5.29
                                           ----------   --------
      Total interest-bearing deposits       5,951,564    155,742     3.50
  Short-term borrowings                       249,245      8,751     4.69
  Long-term indebtedness                        3,517        166     6.31
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,204,326    164,659     3.55
                                           ==========   --------
Net interest income and net interest margin             $307,577     5.22%
                                                        ========

Other average balances:
  Demand deposits                          $1,330,853
  Common shareholders' equity                 924,445
  Total shareholders' equity                  925,085
  Total assets                              8,560,494

AVERAGE BALANCES AND INTEREST RATES (Continued) (Unaudited)
(Dollars in thousands)
                                             Nine Months Ended Sept. 30
                                                        1996
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $   20,494   $  1,152     7.51%
  Investment securities-held to maturity:
    U.S. Government and its agencies        1,836,455     82,583     6.01
    State and municipal obligations
      (Fully taxable-equivalent basis)        176,594      8,985     6.78
    Other (Fully taxable-equivalent basis)      1,654        101     8.17
                                           ----------   --------
      Total investment securities           2,014,703     91,669     6.05
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,414,044    222,185     8.68
    Real estate                               957,057     63,457     8.84
    Other (Fully taxable-equivalent basis)    749,107     50,230     8.92
                                           ----------   --------
      Total loans                           5,120,208    335,872     8.77
                                           ----------   --------
  Mortgage loans held for sale                 15,325        955     8.31
  Money market investments                    320,866     12,761     5.31
  Other earning assets                         14,290        709     6.61
                                           ----------   --------
      Total earning assets and income      $7,505,886    443,118     7.86
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,311,492     18,240     1.86
  Money market accounts                       724,401     16,284     3.00
  Savings deposits                          1,173,561     20,128     2.29
  Certificates of deposit:
    Consumer                                2,227,125     85,532     5.13
    Large denomination                        315,295     11,929     5.05
                                           ----------   --------
      Total interest-bearing deposits       5,751,874    152,113     3.53
  Short-term borrowings                       203,004      6,974     4.59
  Long-term indebtedness                        2,328        172     9.84
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,957,206    159,259     3.57
                                           ==========   --------
Net interest income and net interest margin             $283,859     5.03%
                                                        ========

Other average balances:
  Demand deposits                          $1,223,253
  Common shareholders' equity                 867,814
  Total shareholders' equity                  868,492
  Total assets                              8,128,799

ITEM 5.  OTHER INFORMATION
         -----------------


   On August 27, 1997, First Virginia entered into Amendment No. 1 to its Rights Agreement ("the Amendment") with Registrar and Transfer Company, successor to American Security Bank, N.A. as Rights Agent. The Amendment, which amends the Rights Agreement dated as of July 29, 1988, between First Virginia and the Rights Agent, extends the term of the Rights Agreement until August 8, 2008, and changes the purchase price of each Right to $450.00. Reference is made to First Virginia's Amendment to Form 8-A filed with the Commission on September 29, 1997, for a copy of the Amended and Restated Rights Agreement and for a complete description of the Rights.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

     a)  Exhibit 11  - Statement re:  Computation of Per Share
             Earnings (Page 21)

         Exhibit 12  - Statement re:  Computation of Ratios (Page 22)

         Exhibit 15 - Independent Accountants' Review Report from Ernst & Young LLP (Page 23)

         Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants (Page 24)

         Exhibit 27  - Financial Data Schedule (Page 25)

     b) A Form 8-K was not required to be filed during the quarter ended September 30, 1997.







     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.



                                               FIRST VIRGINIA BANKS, INC.


                                                 /s/ Richard F. Bowman
November 12, 1997                              __________________________
                                                Richard F. Bowman,
                                                Senior Vice President,
                                                Treasurer and
                                                Chief Financial Officer

                                                          EXHIBIT 11


                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
                                    (Unaudited)


                                      Three Months Ended     Nine Months Ended
                                            Sept. 30              Sept. 30
                                        1997       1996       1997       1996
                                      -------    -------    -------    -------
                                       (In thousands, except per-share data)

PRIMARY:

   Average common shares outstanding   52,184     49,100     50,224     50,042
   Dilutive effect of stock options       150        133        131        124
                                      -------    -------    -------    -------
     Total average common shares       52,334     49,233     50,355     50,166
                                      =======    =======    =======    =======


   Net income                         $34,718    $28,586    $95,468    $85,543
   Provision for preferred dividends       10         11         31         34
                                      -------    -------    -------    -------
     Net income applicable to common
        stock                         $34,708    $28,575    $95,437    $85,509
                                      =======    =======    =======    =======


     Net income per share of common
        stock                            $.67       $.57      $1.90      $1.70
                                      =======    =======    =======    =======



FULLY DILUTED:

   Average common shares outstanding   52,184     49,100     50,224     50,042
   Dilutive effect of stock options       155        138        136        127
   Conversion of preferred stock          139        143        140        147
                                      -------    -------    -------    -------
        Total average common shares    52,478     49,381     50,500     50,316
                                      =======    =======    =======    =======


   Net income                         $34,718    $28,586    $95,468    $85,543
                                      =======    =======    =======    =======


     Net income per share of common
        stock                            $.66       $.57      $1.89      $1.70
                                      =======    =======    =======    =======

                                                              EXHIBIT 12

                          FIRST VIRGINIA BANKS, INC.
                     STATEMENT RE: COMPUTATION OF RATIOS

                               Three Months Ended       Nine Months Ended
                                    Sept. 30                Sept. 30
                                1997        1996        1997        1996
                             ----------  ----------  ----------  ----------
Ratios - Page 10                     (In thousands, except ratios)
----------------
  Net Loan Charge-offs (Annualized)
    to Average Loans:
      Net charge-offs        $    4,339  $    3,081  $   12,607  $    9,180

      Average loans          $5,954,434  $5,229,443  $5,636,436  $5,120,208

    Net Loan Charge-offs
      to Average Loans             0.29%       0.24%       0.30%       0.24%
                             ==========  ==========  ==========  ==========

  Allowance for Loan Losses
    to Period-end Loans:
      Allowance for Loan Losses                       $   68,126  $   61,541

      Period-end Loans                                $5,946,889  $5,293,235

    Allowance for Loan Losses
      to Period-end Loans                                   1.15%       1.16%
                                                      ==========  ==========
  Nonperforming Assets to
    Period-end Loans:
      Nonperforming Assets:
        Non-accruing loans                            $   15,476  $   15,206
        Restructured loans                                 4,561       4,448
        Properties acquired by foreclosure                 5,566       6,375
                                                      ----------  ----------
      Nonperforming Assets                            $   25,603  $   26,029
                                                      ----------  ----------

      Period-end Loans                                $5,946,889  $5,293,235

    Nonperforming Assets to Period-end Loans:               0.43%       0.49%
                                                      ==========  ==========

Ratios - Pages 16/19
--------------------
  Net Interest Margin:
    Net interest income
      (Taxable equivalent)    $  108,181  $   96,452  $  307,577  $  283,859

    Total average
      earning assets          $8,217,963  $7,489,403  $7,877,682  $7,505,886

      Net interest margin
        ratio (Annualized)          5.26%       5.14%       5.22%       5.03%
                              ==========  ==========  ==========  ==========

                                                          EXHIBIT 15



                     Independent Accountants' Review Report

     Board of Directors
     First Virginia Banks, Inc.

     We have reviewed the accompanying condensed consolidated balance sheets of First Virginia Banks, Inc. as of September 30, 1997 and 1996, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows and shareholders' equity for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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

     Washington, D.C.
     October 8, 1997

                                                          EXHIBIT 15A

     ERNST & YOUNG LLP
     1225 Connecticut Avenue, N.W.
     Washington, D.C. 20036


     November 12, 1997


     Board of Directors
     First Virginia Banks, Inc.

          We are aware of the incorporation by reference in Registration Statement Number 333-30465 on Form S-8 dated June 30, 1997, Post-effective Amendment No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994, Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993, Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992, Registration Statement Number 33-31890 on Form S-3 dated November 1, 1989, Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987, Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987 and Registration Statement Number 33-15360 on Form S-3 dated June 26, 1987 of our reports dated April 8, 1997; July 8, 1997; and October 8, 1997, relating to the unaudited condensed consolidated interim financial statements of First Virginia Banks, Inc., that are included in its Forms 10-Q for the quarters ended March 31, 1997; June 30, 1997; and September 30, 1997.

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