Form 10-K
period 1997-12-31
FIRST VIRGINIA BANKS INC
filed 1998-03-27
CIK 37032

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended              Commission file number 1-6580
       December 31, 1997

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the common stock of the registrant held by nonaffiliates as of February 17, 1998, was approximately $2,523,407,000. The registrant's voting preferred stock is not actively traded and the market value of such stock is not readily determinable.

   On February 28, 1998, there were 51,833,181 shares of common stock outstanding.

                                    INDEX
                                                                      Page
                                                                      ----
Part I

  Item 1. Business                                                       3
            Competitive Factors                                          4
            Regulation                                                   4
            Employees                                                    4
            Lines of Business                                            4
            Statistical Disclosure By Bank Holding Companies             5
            Executive Officers of the Registrant                       5/7

  Item 2. Properties                                                     8

  Item 3. Legal Proceedings                                              8

  Item 4. Submission of Matters to a Vote of Security Holders            8

Part II

  Item 5. Market for Registrant's Common Equity and Related
            Stockholder Matters                                          9

  Item 6. Selected Financial Data                                    10/11

  Item 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      11/46

  Item 8. Financial Statements and Supplementary Data                47/79

  Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                         80

Part III

  Item 10. Directors and Executive Officers of the Registrant        80/85

  Item 11. Executive Compensation                                    85/96

  Item 12. Security Ownership of Certain Beneficial Owners
             and Management                                             97

  Item 13. Certain Relationships and Related Transactions               97

Part IV                                                               Page
                                                                      ----
  Item 14. Exhibits, Financial Statement Schedules
             and Reports on Form 8-K                                 98/99

           Signatures                                              100/101

           Financial Statements                                      47/77

           Exhibits:

             Exhibit  3(i).  Articles of Incorporation

             Exhibit  3(ii). Bylaws

             Exhibit 10.     Contracts

             Exhibit 12.     Statement RE: Computation of ratios

             Exhibit 13. First Virginia Banks, Inc., 1997 Annual Report to Shareholders
                             (Not included in Electronic Filing)

             Exhibit 21.     Subsidiaries of Registrant

             Exhibit 23.     Consent of Independent Auditors

             Exhibit 27.     Financial Data Schedules



                                   PART I
                                   ------
ITEM 1.  BUSINESS
         --------

     First Virginia Banks, Inc., (the "corporation") is a registered bank holding company that was incorporated under the laws of the Commonwealth of Virginia in October 1949. Since its formation in 1949, the corporation has acquired control of 62 operating commercial banks, with six acquisitions in the State of Maryland and four in the State of Tennessee, and has organized seven new banks located in the State of Virginia. Fifty-three (53) of the banks have been merged or consolidated with other banks controlled by the corporation and located in the same geographic area, so that, as of December 31, 1997, the corporation owned all of the outstanding stock of 16 commercial banks (the "banking companies") with combined assets of $8.585 billion. On that date, the banking companies operated 303 offices throughout the State of Virginia, 57 offices in Maryland and 25 offices in Tennessee.
In addition to the 16 banks, the corporation owns, directly or through subsidiaries, several bank-related member companies with offices in Virginia and six other states, making the corporation the second largest bank holding company with headquarters in the state and the fifth largest banking organization in Virginia, based on total assets of $9.012 billion as of December 31, 1997.

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

     At midyear 1997, the service area of the 10 banking companies in Virginia, with 303 offices, reached approximately 86% of Virginia's population. In Maryland, the service area of the 4 banking companies, with 57 offices, reached approximately 68% of Maryland's population, and in Tennessee, the service area of the 2 banking companies, with 25 offices, reached approximately 41% of East Tennessee's population.


Regulation
----------

     The corporation and its subsidiaries are subject to the supervision and examination of the Federal Reserve Board, the Federal Deposit Insurance Corporation and the state regulators of Virginia, Maryland and Tennessee which have jurisdiction over financial institutions and have obtained regulatory approval for their various activities to the extent required.


Employees
---------

     As of December 31, 1997, the corporation and its subsidiaries employed 5,690 individuals (5,132 full-time equivalent).


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

     Loan maturities and sensitivity to changes in
         interest rates                                               39/41



Executive Officers of the Registrant
------------------------------------

     There are no arrangements or understandings between the named executive officers and any other person pursuant to which they were selected as an officer.

     There are no family relationships among the executive officers. All positions and ages are as of December 31, 1997.

     Messrs. Hicks and Robbins have held their present positions with the corporation for more than five years.


BARRY J. FITZPATRICK
Chairman of the Board, President and Chief Executive Officer since July 1, 1995, and Chairman of the Board and Chief Executive Officer, January 1, 1995 through June 30, 1995; 27 years of service; BBA, University of Notre Dame; MBA, American University, and graduate of The Stonier Graduate School of Banking. Has held several officer positions with First Virginia organizations, including Executive Vice President of the corporation, responsible for banking companies, from 1992 to December 31, 1994; Senior Vice President and Regional Executive Officer, Eastern Region, from 1982 to 1992; and President and CEO of member banks in the Roanoke Valley from 1972 to 1982. Mr. Fitzpatrick is 57.

SHIRLEY C. BEAVERS, JR.
Executive Vice President since April 1992; President and Chief Executive Officer of First Virginia Services, Inc., since May 1986; 27 years of service; BS and MBA, American University. Has held various officer positions with First Virginia organizations including that of Executive Vice President and Chief Operating Officer, First Virginia Bank, Falls Church. Mr. Beavers is 52.

RAYMOND E. BRANN, JR.
Executive Vice President of the corporation since January 1, 1995. Senior Vice President and Regional Executive Officer, Eastern Region, from April 1992 to January 1995; 32 years of service, BS, University of Virginia; MBA, Old Dominion University. Has held various officer positions with First Virginia organizations including that of Senior Vice President and Regional Executive Officer, Tennessee-Western Virginia Region from December 1986 to April 1992, and President and CEO of several member banks, including First Virginia Bank-Colonial and Tri-City Bank and Trust Company. Mr. Brann is 57.

RICHARD F. BOWMAN
Senior Vice President, Treasurer and Chief Financial Officer since 1994; 21 years of service; AB, College of William & Mary; Certified Public Accountant and Certified Bank Auditor. Employed as Staff Auditor; appointed Assistant General Auditor in 1978, Vice President and Controller in 1979, and Vice President and Treasurer in 1992. Mr. Bowman is 45.

MICHAEL G. ANZILOTTI
Senior Vice President and Regional Executive Officer, Northern Region, since April 1995; President and Chief Executive Officer of First Virginia Bank since April 1995; Executive Vice President and Chief Administrative Officer, First Virginia Bank from 1986 to April 1995; 22 years of service; BS, Virginia Polytechnic Institute; MBA, George Mason University and graduate of The Stonier Graduate School of Banking. Mr. Anzilotti is 48.

DOUGLAS M. CHURCH, JR.
Senior Vice President since August 1996; Senior Vice President and Regional Executive Officer, Maryland Region, from December 1994 to August 1996; Senior Vice President, Marketing from October 1990 to December 1994. 23 years of service; BS, University of Virginia and graduate of The Stonier Graduate School of Banking. Has held various officer positions with First Virginia organizations, including Executive Vice President of First Virginia Services, Inc., and Executive Vice President of First Virginia Bank. Mr. Church is 46.

HENRY HOWARD HICKS, JR.
Senior Vice President and Regional Executive Officer, Southwest Region, since 1982; 43 years of service; graduate certificate, American Institute of Banking. Has held various executive officer positions with First Virginia organizations including President and CEO of First Virginia Bank-Southwest from 1971 to 1982. Mr. Hicks is 62.

THOMAS P. JENNINGS
Senior Vice President, General Counsel and Secretary since December 1995 and Vice President, General Counsel and Secretary from January 1993 to December 1995; 18 years of service; BA, Wake Forest University; JD, University of Virginia. Employed as Assistant Counsel; appointed Associate Counsel in 1979, General Counsel in 1980, and Vice President and General Counsel from March 1986 to January 1993. Mr. Jennings is 50.

WILLIAM H. McFADDIN
Senior Vice President and Regional Executive Officer, Eastern Region, since December 1995. President and Chief Executive Officer, First Virginia Bank - Colonial from 1986 to December 1995. 24 years of service. BS, Presbyterian College and graduate of the Graduate School of Banking of the South. Mr. McFaddin is 51.

DAVID F. RITCHIE
Senior Vice President and Regional Executive Officer, Maryland Region, since August 1996. President and Chief Executive Officer of Farmers Bank of Maryland since September 1996 and President and Chief Executive Officer of First Virginia Bank - Central Maryland from January 1990 to March 1997; 32 years of service; BS, American University and graduate of the Banking School of the South at Louisiana State University. Mr. Ritchie is 52.

CHARLES L. ROBBINS, III
Senior Vice President and Regional Executive Officer, Tennessee-Western Virginia Region, since April 1992; President and CEO, Tri-City Bank and Trust Company, Tennessee, since April 1992; 23 years of service; BS, George Mason University, and graduate of The Stonier Graduate School of Banking. Has held various officer positions with First Virginia Bank, Falls Church, including Senior Vice President and Branch Administrator from August 1987 until April 1992. Mr. Robbins is 45.

JOHN P. SALOP
Senior Vice President of the corporation since April 1996; Senior Vice President of First Virginia Bank since February 1994 and Vice President, Commercial Credit, First Virginia Bank from 1988 to February 1994; 23 years of service; BA, The College of William and Mary, and graduate of the Banking School of the South at Louisiana State University. Mr. Salop is 46.

MELODYE MAYES TOMLIN
Senior Vice President and General Auditor since December 1995; Vice President and General Auditor from 1986 to December 1995; 18 years of service; BS, Radford University, and graduate of The Stonier Graduate School of Banking; Certified Public Accountant and Certified Bank Auditor. Employed as Staff Auditor; appointed Regional Audit Manager in 1980 and Assistant General Auditor in 1983. Mrs. Tomlin is 39.

EDWARD S. YATES, III
Senior Vice President and Regional Executive Officer, Shenandoah Valley Region, since January 1, 1997; Chairman since January 1, 1997 and President and Chief Executive Officer since June 1996 of First Virginia Bank - Blue Ridge; and President and Chief Executive Officer of First Virginia Bank - Central from January 1987 to June 1996; 26 years of service; BS, University of Virginia; MBA, Virginia Commonwealth University and graduate of the Banking School of the South at Louisiana State University. Mr. Yates is 49.

ITEM 2.  PROPERTIES
         ----------

     The banking subsidiaries operated a total of 385 banking offices on December 31, 1997. Of these offices, 233 were owned by the banks, one is owned by the corporation and leased to a bank, two are owned by affiliated companies and leased to affiliated banks, and 149 were leased from others. The corporation owns other properties, including the two corporate headquarters buildings that house personnel of the corporation and its subsidiaries. On December 31, 1997, the net book value of all real estate and the unamortized cost of improvements to leased premises totaled $136,923,000. The corporation currently has no mortgage indebtedness.
     As of December 31, 1997, a total annual base rental of approximately $14,841,000 was being paid on leased premises, of which approximately $6,404,000 was being paid to affiliated companies which was eliminated in consolidation. As of December 31, 1997, total lease commitments having a remaining term in excess of one year to persons other than affiliates were approximately $41,731,000.
     The majority of the properties are modern and well furnished and provide adequate parking.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     There was no submission of matters to a vote of security holders during the fourth quarter of 1997.

                                   PART II
                                   -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         -----------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

  The common stock of the corporation is listed for trading on the New York Stock Exchange (Trading Symbol: FVB). The dividends paid per share and the high and low sales price for common shares traded on the New York Stock Exchange were:

                                   Sales Price
                          ------------------------------
                                                             Dividends
                               1997            1996          Per Share
                          --------------  --------------    ------------
                           High    Low     High    Low      1997    1996
                          ------  ------  ------  ------    -----  -----
1st Quarter......         $37.00  $30.83  $28.00  $25.50    $.25    $.23
2nd Quarter......          40.33   33.00   27.75   26.08     .25     .23
3rd Quarter .....          49.38   40.17   30.58   26.17     .26     .24
4th Quarter......          53.38   44.63   32.67   28.75     .26     .24

  The corporation's preferred stock is not actively traded. The 5% cumulative convertible preferred stock, Series A, pays a dividend of 12 1/2 cents per share in each quarter. The 7% cumulative convertible preferred stock, Series B and C, pays a dividend of 17 1/2 cents per share each quarter. The 8% cumulative convertible preferred stock, Series D, pays a dividend of 20 cents per share each quarter. As of December 31, 1997, there were 21,525 holders of record of the corporation's voting securities, of which 20,812 were holders of common stock.
ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     A five-year summary of selected financial data follows:

                           1997       1996       1995       1994       1993
                        ---------- ---------- ---------- ---------- ----------
                         (Dollar amounts in thousands, except per-share data)
Balance Sheet Data
 Cash.................. $  386,832 $  378,171 $  397,858 $  420,742 $  326,136
 Money market
  investments..........    243,162    323,620    235,000     30,000    235,000
 Mortgage loans
  held for sale........     18,953     12,771     19,216     13,291     69,173
 Other earning assets..     21,444     19,672     11,528      8,987      6,263
 Investment securities:
  Available for sale...       -          -        64,546       -          -
  Held to maturity.....  1,946,944  1,820,949  2,128,220  2,086,030  2,169,771
 Loans, net............  5,869,914  5,302,026  4,980,154  4,938,334  3,967,218
 Other assets..........    524,388    378,847    385,014    367,998    263,322
                        ---------- ---------- ---------- ---------- ----------
  Total Assets......... $9,011,637 $8,236,056 $8,221,536 $7,865,382 $7,036,883
                        ========== ========== ========== ========== ==========

 Deposits ............. $7,619,842 $7,042,650 $7,056,107 $6,815,841 $6,136,389
 Short-term borrowings.    251,687    234,488    209,719    179,409    151,859
 Long-term indebtedness      2,826      3,876      2,710      3,814      1,008
 Other liabilities ....    126,126     83,765     83,353     59,430     56,126
 Shareholders' Equity..  1,011,156    871,277    869,647    806,888    691,501
                        ---------- ---------- ---------- ---------- ----------
  Total Liabilities and
   Shareholders' Equity $9,011,637 $8,236,056 $8,221,536 $7,865,382 $7,036,883
                        ========== ========== ========== ========== ==========
Operating Results
 Interest income ...... $  631,119 $  587,216 $  573,599 $  503,642 $  504,782
 Interest expense .....    222,927    212,298    215,502    161,639    164,959
                        ---------- ---------- ---------- ---------- ----------
 Net interest income.....  408,192    374,918    358,097    342,003    339,823
 Provision for loan loss.   17,177     17,734      8,341      6,463      6,450
 Noninterest income......  103,552     98,450     89,906     84,700     82,540
 Noninterest expenses....  303,243    279,310    271,384    252,459    245,767
                        ---------- ---------- ---------- ---------- ----------
 Income before income tax  191,324    176,324    168,278    167,781    170,146
 Provision for income tax   66,479     59,983     56,679     54,560     54,122
                        ---------- ---------- ---------- ---------- ----------
 Net income ............$  124,845 $  116,341 $  111,599 $  113,221 $  116,024
                        ========== ========== ========== ========== ==========
 Dividends declared:
  Preferred ............$       41 $       44 $       47 $       51 $       54
  Common................    53,710     47,861     46,205     42,108     36,519

                            1997       1996       1995       1994       1993
                         ---------- ---------- ---------- ---------- ----------

Per Share of Common Stock
 Net income - basic.....    $ 2.47     $ 2.34     $ 2.19     $ 2.34     $ 2.39
              diluted...      2.45       2.32       2.18       2.33       2.37
 Dividends declared.....      1.05        .96        .91        .85        .75
 Shareholders' equity...     19.50      17.91      17.06      15.79      14.19
 Market price at year-end    51.69      31.92      27.83      21.33      21.83
   Range-High...........     53.38      32.67      29.33      26.92      27.33
         Low............     30.83      25.50      21.33      21.08      21.17

Ratios
------
Earnings:
 Return on average assets      1.44%     1.43%     1.41%      1.58%      1.68%
 Return on average equity     13.10     13.38     13.34      15.76      17.81
 Net interest margin.....      5.20      5.06      5.00       5.28       5.46
Risk-based capital:
 Tier 1..................     12.94     13.57     15.42      14.76      16.84
 Total capital...........     13.99     14.66     16.57      15.96      18.09
Capital strength:
 Tier 1 leverage.........      9.53      9.69      9.63      10.25       9.67
 Ratio of average equity
  to average assets......     11.01     10.68     10.53      10.04       9.45
 Dividends declared as a
  percentage of net
  income (per share, not
  restated for poolings
  of interests)..........     42.59     41.24     41.42      36.41      31.58

Data for prior years have been restated for material acquisitions accounted for as poolings of interests.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

     First Virginia Banks, Inc., reported record income of $124.845 million in 1997, an increase of 7% compared to $116.341 million in 1996 and $111.599 million in 1995. Diluted earnings per share increased 6% in 1997 to $2.45, compared with $2.32 in 1996 and $2.18 in 1995. All per share items have been adjusted to reflect a three-for-two stock split in September 1997.
     The return on average assets rose one basis point to 1.44% in 1997 and has averaged 1.42% over the last ten years, making First Virginia one of the highest performing and most consistently profitable among the 100 largest banking companies in the country. The return on average equity declined 28 basis points to 13.10% in 1997, compared to 13.38% in 1996 and 13.34% in 1995. After consistently outperforming its peer group of banks for many years, First Virginia's return on equity has lagged in the last three years, a result of increased capital from the acquisition of Farmers National Bancorp in 1995 and Premier Bankshares Corporation in 1997. The ratio of average equity to average assets has increased from 10.04% in 1994 to 11.01% in 1997, making First Virginia one of the most highly capitalized banking companies in the country and reinforcing the corporation's objectives of safety, profitability and growth, in that order. For a comparison of First Virginia's performance ratios to those of its national and regional peer groups, please refer to the charts throughout the report.
     The growth in income during 1997 was caused primarily by an increase in net interest income, which rose $33.3 million in the year, following previous increases of $16.8 million in 1996 and $16.1 million in 1995. The net interest margin, which has equaled or exceeded 5.00% every year since 1978, rose 14 basis points in 1997 to 5.20%, following a six basis point rise in 1996. This level places First Virginia in the top tier of banks and is one of the primary factors behind its consistently high profitability. The corporation's extensive branch network, which offers convenience and a high degree of service for customers, serves as a relatively low-cost source of core deposits. Despite the higher cost of maintaining a network of this size, the corporation's efficiency ratio consistently outperforms its peer group of banks; it was 56.7% in 1997 compared to an industry average of 58.3%.
     Total assets increased $775.6 million in 1997 to $9.012 billion after increasing $14.5 million in 1996 and $356.2 million in 1995. During 1997, the corporation acquired Premier Bankshares Corporation, a $750-million bank holding company operating in southwest Virginia. This acquisition was accounted for as a purchase, and the results of operations and assets and liabilities for Premier are included in First Virginia's financial statements, beginning May 24, 1997. During 1996, the corporation acquired two branches with $64 million in deposits in the Tri-City area of Tennessee. There is a pending acquisition of seven branches with approximately $150 million in deposits from the former Signet Bank that will take place February 6, 1998.
     In connection with the acquisition of Premier, the corporation issued 5,430,976 shares of stock and increased shareholders' equity by $162.624 million. During the year, the corporation repurchased and retired 2,279,100 shares of common stock at a cost of $94.391 million. In addition to the three-for-two stock split, the cash dividend was increased twice during the year to an annualized rate of $1.12 per share at the end of the year. This marked the 16th consecutive year in which the dividend was increased at least twice during the year and the 21st consecutive year of dividend increases. The stock price increased 61.9% in 1997 and, when combined with cash dividends paid, resulted in a total return to shareholders of 65.1%. The total returns in 1996 and 1995 were 18.1% and 34.7%, respectively.
     Average loans increased 10.4% to $5.712 billion and totaled $5.938 billion at year-end. The corporation opened one new indirect automobile loan origination office in 1997. This is consistent with the expansion strategy of opening indirect automobile loan origination offices on a controlled basis throughout the southeastern states where the corporation may not have traditional banking companies. First Virginia is a leader in the automobile finance area, and these loans comprise 43% of total outstanding loans. Commercial loan activity serving small-to-medium sized businesses located in the corporation's market area increased 12.9% in 1997, fueled by a demand for loans, particularly in the rapidly expanding area surrounding Washington, D.C.

     Deposits increased on average by 5.4% to $7.357 billion and totaled $7.620 billion at year-end. Most of this growth was a consequence of the Premier Bankshares acquisition as internal deposit growth was nominal. Interest rates were relatively stable throughout 1997 and 1996, and the increased competition from mutual funds and the stock market, following a sustained four-year rally in the market, put further pressure on growing deposits. It is not anticipated that significant internal growth in deposits will resume in the near term.


                                                 Year Ended December 31
                                                  97vs96 96vs95 95vs94
                                                   -----  -----  -----
Diluted earnings per share - prior period......... $2.32  $2.18  $2.33
                                                   -----  -----  -----
Net change during the year:
  Taxable interest income.........................   .53    .19    .92
  Tax-exempt interest income......................   .03   (.02)  (.03)
  Interest expense ...............................  (.13)   .04   (.68)
  Provision for loan losses.......................   .01   (.12)  (.02)
  Gain on sale of mortgage servicing rights.......   .01   (.01)   .01
  Noninterest income..............................   .05    .12    .05
  FDIC expense....................................   .01    .08    .07
  Noninterest expense, excluding FDIC expense.....  (.32)  (.18)  (.31)
  Income taxes....................................  (.02)  (.01)  (.04)
  Decrease (increase) in common shares outstanding  (.04)   .05   (.12)
                                                   -----  -----  -----
    Net increase (decrease) during the period.....   .13    .14   (.15)
                                                   -----  -----  -----
Diluted earnings per share - current period....... $2.45  $2.32  $2.18
                                                   =====  =====  =====

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES


                                                        1997
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
ASSETS                                           (Dollars in thousands)
Interest-earning assets:
  U.S. Government securities-
    available for sale
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,666,939   $101,710     6.10%
    State and municipal obligations(1)        156,908     11,064     7.05
    Other(1)                                    1,157        127    11.01
                                           ----------   --------
      Total investment securities           1,825,004    112,901     6.19
                                           ----------   --------
  Loans, net of unearned income:(2)
    Installment                             3,766,026    327,645     8.70
    Real estate                             1,096,448     96,137     8.77
    Other(1)                                  849,224     76,956     9.03
                                           ----------   --------
      Total loans                           5,711,698    500,738     8.77
                                           ----------   --------
  Mortgage loans held for sale                 13,395      1,089     8.13
  Money market investments                    385,995     20,944     5.43
  Other earning assets(1)                      21,656      1,453     6.71
                                           ----------   --------
      Total earning assets and
         interest income                    7,957,748    637,125     8.01
                                                        --------
Noninterest-earning assets:
  Cash and due from banks                     320,875
  Premises and equipment, net                 158,610
  Other assets                                288,546
  Less allowance for loan losses              (65,934)
                                           ----------
      Total Assets                         $8,659,845
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

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                        1997
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
LIABILITIES AND SHAREHOLDERS' EQUITY             (Dollars in thousands)
Interest-bearing liabilities:
  Interest checking/savings plan           $1,333,213  $  23,016     1.73%
  Money market accounts                       739,184     22,547     3.05
  Savings deposits                          1,141,337     26,062     2.28
  Consumer certificates of deposit          2,403,908    118,654     4.94
  Large denomination certificates of deposit  385,224     20,392     5.29
                                           ----------   --------
      Total interest-bearing deposits       6,002,866    210,671     3.51
  Short-term borrowings                       254,861     12,040     4.72
  Long-term indebtedness                        3,387        216     6.38
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense                6,261,114    222,927     3.56
                                                        --------
Noninterest-bearing liabilities:
  Demand deposits                           1,354,254
  Other                                        91,368
Common shareholders' equity (memo only)       952,480
Shareholders' equity                          953,109
                                           ----------
      Total liabilities and
        shareholders' equity               $8,659,845
                                           ==========
Net interest income and
   net interest margin                                  $414,198     5.20%
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
                                                        ========

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                                            1997 Compared to 1996
                                             Increase (Decrease)
                                              Due to Change in
                                       ------------------------------
                                                               Total
                                        Average    Average   Increase
                                        Volume      Rate    (Decrease)
                                       --------   --------   --------
Interest income                                (In thousands)
---------------
Investment securities-held to maturity:
  U.S. Government and
   its agencies                        $ (9,560)  $    966   $ (8,594)
  State and municipal obligations*         (912)       409       (503)
  Other*                                    (28)        29          1
                                       --------   --------   --------
    Total investment securities         (10,500)     1,404     (9,096)
                                       --------   --------   --------
Loans:
  Installment                            26,811      1,292     28,103
  Real estate                            11,760       (408)    11,352
  Other*                                  8,657      1,238      9,895
                                       --------   --------   --------
    Total loans                          47,228      2,122     49,350
                                       --------   --------   --------
Mortgage loans held for sale                (64)       (56)      (120)
Money market investments                  3,333        416      3,749
Other earning assets*                       419         15        434
                                       --------   --------   --------
    Total interest income                40,416      3,901     44,317
                                       --------   --------   --------
Interest expense
----------------
Interest checking/savings plan              484     (1,676)    (1,192)
Money market accounts                       373        327        700
Savings deposits                           (414)       (11)      (425)
Certificates of deposit:
Consumer certificates of deposit          8,656     (3,567)     5,089
Large denomination
   certificates of deposit                3,214        915      4,129
                                       --------   --------   --------
    Total interest-bearing deposits      12,313     (4,012)     8,301
Short-term borrowings                     2,024        304      2,328
Long-term indebtedness                      117       (117)      -
                                       --------   --------   --------
    Total interest expense               14,454     (3,825)    10,629
                                       --------   --------   --------
Net interest income                    $ 25,962   $  7,726   $ 33,688
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

STATEMENT OF INCOME
-------------------

NET INTEREST INCOME

     The tables on pages 14 through 19 detail the increase in earning assets, interest-bearing liabilities and demand deposits for the last three years, along with the related levels of fully taxable equivalent interest income and expense. The variance in interest income and expense caused by differences in average balances and rates is shown on pages 20 and 21.
     Interest rates were relatively stable in 1997 after declining modestly in 1995 and early 1996. By the end of 1997, however, interest rates began dropping in response to a moderately expanding economy and inflation levels at 25 year lows. The decline in rates was exacerbated by financial turmoil in Asia that resulted in a "flight to quality" as investors worldwide sought the strength and safety of U.S. bonds. As a consequence, the 30-year U.S. Treasury security reached an historic low, and short term rates declined.
     First Virginia's net interest margin expanded 14 basis points in 1997 to 5.20% compared to 5.06% in 1996 and 5.00% in 1995. The primary reasons for the 1997 increase were an increase in the yield on earning assets and no change in the cost of funds. In contrast, the 1996 increase in the net interest margin was caused by a more rapid decline in the cost of funds than in the decline in the yield on earning assets. The net interest margin in both years was aided by a change in the mix of earning assets with relatively higher-yielding loans replacing investment securities, thus improving the overall yield on earning assets. Because the corporation maintains a highly liquid position in its assets and liabilities, movements in interest rates do not have a material impact on the net interest margin. As a result, the corporation has been able to maintain a net interest margin equal to or in excess of 5.00% every year since 1978, without needing to hedge its position with derivative securities.



Net Interest Margin
(the higher, the better)
                                National
             First   Southern     Peer
           Virginia  Regionals   Group
           --------  ---------  --------
1997          5.20%      4.51%     4.70%
1996          5.06%      4.44%     4.53%
1995          5.00%      4.46%     4.51%
1994          5.28%      4.45%     4.50%
1993          5.46%      4.69%     4.62%

Southern Regionals: Banking companies with assets over $2 billion (34 in
                    1997)

National Peer Group: Banking companies with assets of
                     between $5 and $10 billion (23 in 1997)

Source: Keefe, Bruyette & Woods

     In 1997, the yield on earning assets rose 13 basis points to 8.01% compared to 7.88% in 1996. While interest rates were fairly stable, the corporation increased the yield on its investment portfolio by nine basis points in 1997 as it replaced maturing lower yielding securities purchased in previous years with securities yielding higher rates. Similarly, maturing loans were replaced at higher yields, resulting in an increase in yield of four basis points to 8.77%. The corporation had originated a large number of relatively low-interest-rate home equity loans in 1993-94, which largely matured in 1996-97. The mix of assets also changed during 1997, with the relatively higher-yielding loans comprising 71.8% of earning assets compared to 68.8% in 1996 and 68.0% in 1995.
     The cost of funds was 3.56% in both 1997 and 1996. Despite generally lower interest rates in 1997, competition for deposits increased to the extent that reductions in rates on deposits generally could not follow the decline in general interest rates levels. Interest rates on money market accounts were increased to stimulate demand in this relatively low cost deposit source and as a result, the average outstandings increased $12.4 million in 1997 and $9.9 million in 1996, following a steady decline in previous years. This increased the cost of these deposits by four basis points in 1997; however, this was more than offset by declining costs of interest checking accounts, which generally followed the market's rate of decline, and in consumer certificates of deposit whose cost declined 14 basis points to 4.94%. This decline in the cost of CDs was also caused in part by a change in consumers' preference to lower-yielding, short-term "penalty free" certificates that give the consumer the freedom to redeem the certificate early. While this is a lower-cost certificate for the corporation, it theoretically increases the exposure to changes in rates as the consumer may redeem the certificate at any time. Actual experience has shown, however, that relatively few of these certificates are redeemed prior to maturity, regardless of changes in interest rates.

PROVISION FOR LOAN LOSSES

     The provision for loan losses declined $.557 million in 1997 to $17.177 million after increasing $9.393 million in 1996 and $1.878 million in 1995. The provision had increased steadily from 1993, driven by an increase in outstanding loans and increases in net loan charge-offs, which bottomed out in 1994. Loan growth was primarily responsible for the increase in the provision in 1996, however, in 1997, loan growth slowed and declined slightly in the final two quarters of the year. At the same time, net loan charge-offs increased 35.1% in 1997 and 39.0% in 1996 after maintaining unusually low levels in 1993-1995. The net charge-off rate in 1997 was .31%, a six-basis-point increase over 1996, but still below the five year average just prior to the unusually low charge-off rates of 1993-95. The allowance for loan losses declined two basis points to 1.15%, the target level management estimates is appropriate based on the quality of the loan portfolio. The allowance covers net charge-offs 3.9 times compared to 4.9 times at the end of 1996 and covered nonperforming loans by 322% compared to 307% at the end of 1996.
     The corporation has a lower risk exposure to charge offs than many banks because the majority of its loans are made in small amounts to consumers and are generally well-secured by assets such as an automobile or real estate. These loans also have regular monthly repayment schedules and their average duration is substantially less than their stated lives. Credit card loans are made primarily to the banks' customers located in the corporation's trade area and contain a lesser degree of risk and delinquency than many banks' nationally solicited accounts. The balance of the corporation's loans are made primarily to small- and medium-sized businesses in the corporation's trade area and are well-secured. Approximately 2% of the corporation's loans are for land development and construction and are primarily for residential or owner-occupied facilities. The corporation does not have any international, national or highly leveraged credits, nor does it have any concentration of credit in any one industry that exposes the loan portfolio to adverse risk. While approximately 43% of the corporation's loan portfolio is comprised of automobile sector loans, the loans are for relatively small amounts to consumers, have regular monthly payment schedules and are of the highest quality so that the risk of exposure is very limited. The corporation has avoided the subprime segment of both the automobile and home equity loan markets.

NONINTEREST INCOME

     Noninterest income, excluding security gains and losses, increased 7.1% in 1997 to $103.501 million, following a 7.5% rise in 1996 to $96.661 million. First Virginia derives approximately 20% of its income from noninterest income and has traditionally been more dependent on net interest income than other banking companies its size. The corporation's objective is to increase noninterest income at a more rapid pace than net interest income, and it has focused more attention on this area to reduce its historic dependence on net interest income.
     Income from trust services rose 20.2% in 1997, 12.2% in 1996 and 32.8% in 1995, and the net profit margin in this area has nearly doubled in the past three years. Increased marketing, including the addition of sales-compensated officers, new products and an emphasis on larger and more profitable accounts, has improved the sales and profitability of this area. Late in 1997, the banks' trust services were formally consolidated into one unit, Trust and Asset Management Services, thus streamlining its administration and unifying its marketing plans.
     Electronic banking service fees increased 38.0% in 1997 and 54.6% in 1996. Income from this source includes automated teller machines (ATMs), point of sale terminals and PC banking. Due to rule changes in early 1996, which now permit banks to charge noncustomer fees for use of their ATM machines, the income from this source has increased dramatically and has changed the economics of locating ATMs in nonbranch locations, now making such placements profitable. As a consequence, the corporation implemented modest user fees for noncustomers using its ATMs in mid-1996 and has increased the number of machines in high-traffic nonbranch locations such as convenience stores, shopping malls and other public facilities. Income from on-line point of sale terminals increased 37.4% in 1997 and 73.7% in 1996. Wary of the exposure to risk, the corporation does not offer a customer debit card for off-line transactions.
     Income from insurance premiums and commissions declined slightly in both 1997 and 1996. This can be attributed to declines in credit life insurance sales, following state-mandated decreases in premium rates and a slowdown in traditional installment loans at the branch level. Insurance commissions from the corporation's sale of life, health, and property and casualty insurance through its insurance agency rose 4.9% in 1997 and 14.0% in 1996. The corporation has increased its emphasis on the sale of insurance products and anticipates increased rates of growth in sales and profitability in this area over the next several years.
     In 1995, the corporation introduced an automobile leasing product through its network of automobile dealers. Income from this source more than doubled in 1996 but dropped 56% in 1997 when declining used auto prices lowered the residual value for leases, making the product less attractive. The corporation assumes no liability for these leases as they are originated for a fee for a third party who, in turn, assumes all credit, servicing and residual risk.
     Service charges on deposits increased 6.4% in 1997 after rising 2.5% in 1996 and 7.7% in 1995. This income rose in 1997 and 1995, primarily due to the acquisitions of Premier Bankshares Corporation and Farmers National Bancorp. It increased in 1996 because of increased commercial account fees. The corporation continues to be successful in increasing the number of large national accounts with multiple locations to its servicing base.
     Credit card fees increased slightly in 1997 as increases in merchant sales volumes offset declines in the number of consumer accounts being charged an annual fee.
     The corporation's policy is to hold all of its fixed-income securities to maturity and, accordingly, there were no security sales producing gains or losses in 1997, with the exception of some bonds called by the issuer prior to the maturity date. At the end of 1995, the corporation transferred $65 million in securities to the available for sale portfolio, intending to sell these securities in 1996 to take advantage of certain tax carry-forwards. These securities were sold in early 1996 and produced a gain of $1.771 million for the year.
     Other noninterest income in 1997 includes a $2.066 million gain on the sale of a branch, which the U.S. Department of Justice required the corporation to divest to satisfy concentration issues caused by the Premier Bankshares acquisition. Also included is a gain of $1.5 million in both 1997 and 1996 and $2.5 million in 1995 from the sale of mortgage servicing rights. The corporation realizes a higher total profit in selling a package of servicing rights each year rather than selling individual loans with servicing released. In 1997, the corporation sold the bulk of its remaining mortgage servicing business in order to concentrate on more profitable mortgage origination activities. Noninterest income in 1996 also included gains of $ 1.522 million on the sale of foreclosed real estate compared to more nominal amounts in both 1997 and 1995.

NONINTEREST EXPENSE

     First Virginia's noninterest expense rose 8.6% in 1997 to $303.243 million compared to a 2.9% increase in 1996 to $279.310 million. Excluding the impact of the Premier Bankshares acquisition, expenses would have been up approximately 2.6% in 1997, roughly the rate of inflation. The efficiency ratio improved slightly in 1997 to 56.7% compared to 57.0% in 1996 and 58.2% in 1995, remaining consistently better than the efficiency ratio for the corporation's national and regional peer groups.


Efficiency Ratio
(the lower, the better)
                                National
             First   Southern     Peer
           Virginia  Regionals   Group
           --------  ---------  --------
 1997         56.7%      58.4%     58.3%
 1996         57.0%      59.0%     59.2%
 1995         58.2%      61.0%     59.3%
 1994         58.5%      63.2%     63.4%
 1993         56.9%      62.6%     62.6%

Southern Regionals: Banking companies with assets over $2 billion (34 in
                    1997)

National Peer Group: Banking companies with assets of
                     between $5 and $10 billion (23 in 1997)

Source: Keefe, Bruyette & Woods

     Salaries and employee benefits increased 7.9% in 1997 to $171.578 million. Excluding the expenses of the Premier Bankshares acquisition, employee benefits expense increased by approximately 3.6%. Due to a 62% increase in the corporation's stock price during the year, stock-related compensation expense increased $3.567 million after declining $.977 million in the previous year. At the end of 1997, all stock appreciation rights were redeemed, and performance criteria were not included in options granted in 1997 to reduce the level of this expense in the future. The 43.5% decline in pension plan benefit expense in 1997 was the result of an increase in the discount rate assumption of 50 basis points to 7.75% and of better-than-expected returns on plan assets. A greater proportion of plan assets have been invested in common equities in recent years. In 1996, pension plan benefit-related expense increased 24.6%, caused primarily by a decline in the discount rate assumption of 125 basis points to 7.25%. Health care costs increased 13.1% in 1997, due in part to the inclusion of Premier Bankshares' employees and to a modest increase in actual costs. Health care costs, which rose less than 1% in 1996, after a 15% jump in 1995, have been rising at a less rapid pace in the last two years due, in part, to a new corporate health care plan and to lower rates of increase in health care costs in general.
     Occupancy expense rose 5.3% in 1997, primarily as a result of the acquisition of Premier Bankshares and its 36 branches. It had increased 5.8% in 1996 as a result of increases in rent expense for existing locations containing rent escalation contract clauses. The 14.2% increase in equipment expense in 1997 was primarily a result of updating the branch automation system to the most current generation of hardware and software, an improvement that also caused 1996 equipment expense to increase by 11.7%. The 1997 increase can also be attributed to the Premier acquisition.
     FDIC expense declined 43.5% to $1.101 million in 1997. The 1996 expense of $1.948 million included a one-time assessment of $1.1 million on deposits purchased in prior years from savings and loans in order to fully capitalize the Savings Association Insurance Fund (SAIF). Full capitalization of the Bank Insurance Fund (BIF) in mid-1995 largely eliminated the FDIC premium rate on banks in 1996. This caused a 75.9% decline in FDIC insurance expense in 1996, following a 41.3% drop in 1995.
     Amortization of intangibles increased $3.288 million with the purchase of Premier in 1997, which was accounted for as a purchase. Deposit intangibles and goodwill totaling $82.701 million associated with this acquisition are being amortized over periods of 10 to 25 years. Intangible amortization increased $4.909 million in 1995 as a result of the acquisition of two banks in 1994 accounted for as purchases. Other noninterest expense increased 8.8% in 1997 due to the inclusion of Premier Bankshares in 1997, to higher Virginia bank franchise taxes caused by increased capital levels and to general increases in expenses. In 1996, the increase in other noninterest expense rose due to greater bank franchise taxes and a $1.770 million increase in miscellaneous charge offs.

PROVISION FOR INCOME TAXES

     Income tax expense increased $6.5 million in 1997 and $3.3 million in 1996, slightly greater than the increase in pretax income in both years. A lesser portion of the corporation's interest income came from nontaxable municipal securities as income from this source continues to decline. The corporation's effective tax rate increased .8% to 34.8% in 1997, attributed to the nondeductibility of certain expenses for tax purposes, and by .3% to 34.0% in 1996, caused by a decline in tax-exempt municipal interest income.

BALANCE SHEET
--------------

     First Virginia's lending portfolio is its primary earning asset, generating over 67% of its gross income and funded mostly from the deposits of its customers, which are almost entirely "core" deposits. Most of its short-term borrowings are related to the commercial account cash management activities and are functionally equivalent to deposits. The corporation does not rely upon "purchased" deposits or nondeposit funding sources, nor does it sell or securitize its loan assets. The corporation's objective is to invest 70-80% of its total deposits and short-term borrowings in loans. In 1997, the loan to funding liabilities rate was 75.0%, an increase over the 71.9% ratio in 1996 and the 70.5% ratio in 1995. Average loans increased 10.4% in 1997 compared to 1996, following a 4.4% increase in 1996. Most of this increase in 1997 was a result of the acquisition of Premier Bankshares accounted for as a purchase. Internal loan growth was approximately 2.0%.
     The table below shows the average balances of the various categories of earning assets as a percentage of total earning assets for the years indicated.


                                1997    1996    1995    1994    1993
                               ------  ------  ------  ------  ------
Loans ....................      71.78%  68.76%  67.96%  66.27%  61.53%
Securities................      22.93   26.55   27.36   30.53   33.51
Mortgage loans held for sale      .17     .19     .21     .40     .61
Other earning assets......        .27     .20     .13     .10     .10
Money market investments..       4.85    4.30    4.34    2.70    4.25
                               ------  ------  ------  ------  ------
                               100.00% 100.00% 100.00% 100.00% 100.00%
                               ======  ======  ======  ======  ======

LOANS

     Period-end loans advanced 10.7% in 1997 to $5.938 billion, following a 6.5% advance in 1996 to $5.365 billion. Most of the increase can be attributed to the Premier acquisition on May 24, 1997.
     The largest component of First Virginia's loan portfolio is automobile-related loans, particularly loans originated through automobile dealerships. The corporation is a full-service provider to the automobile dealership community and makes loans to consumers to finance their purchase of automobiles, loans to dealers to finance their inventory of automobiles and, to a lesser extent, their physical plant and facilities. Approximately 43% of the corporation's loan portfolio is automobile-related.
     Loans to consumers for automobiles expanded 12.8% in 1997 and 18.0% in 1996. Gross production increased 4% in 1997 and 18% in 1996. One new loan production office was opened in 1997, bringing the number of offices to six. The corporation has been opening loan production offices throughout the southeast, and based on the success of this strategy to date, intends to continue expanding this activity in the future.
     First Virginia concentrates on the highest quality of automobile loans, primarily "A" and "B" credits. Most of these loans are made to consumers and are secured by new cars with a typical term of five years. The loan portfolio's high quality means net charge-offs are significantly below industry averages and servicing costs are low. Each loan in First Virginia's portfolio is individually reviewed by an experienced loan underwriter, and credit-scoring models are not used. This allows the corporation to give highly personal service and quick approval to the dealer originating the loan. The portfolio contains an almost equal distribution between domestic and foreign automobiles, with no concentration in any particular make of car.
     The corporation also makes loans directly to dealers to finance their sales inventory (floor plan loans), which are fully secured by specific automobiles. Average floor plan loans declined 2% in 1997 and 12% in 1996. The decline in 1997 was caused by dealers' tightening their inventories as they reacted to a perceived slowdown in automobile sales, whereas the 1996 decline was a reaction to an excessive buildup in inventory in the prior year. First Virginia is committed to the automobile market, regardless of the economic cycle, and it devotes its primary lending resources to this area.
     Home equity loans increased 6.8% in 1997, following declines of 9.6% in 1996 and 8.9% in 1995. However, the 1997 increase in outstandings was a direct result of the Premier Bankshares acquisition, without which home equity loans would have continued their decline. Production of direct installment loans made in the corporation's branches, primarily home equity loans, declined 5.3% in 1997. The decline in first mortgage rates and the ease with which they may be refinanced triggered this decline in home equity loan production. Home equity loans comprised 17.8% of the loan portfolio at the end of 1997, making them the second largest component of the portfolio. As it does with automobile loans, First Virginia pursues the highest quality home equity loans, with high underwriting standards that enable the corporation to show a nominal net charge-off rate. These loans are originated through the banks' branches and through First General Mortgage Company, a home equity mortgage loan company that operates in areas outside the corporation's banking markets.
     Residential real estate loans increased 4.6% at the end of 1997, after advancing 7.2% in 1996, and comprise 8.9% of the loan portfolio. The corporation's consumer real estate portfolio is mostly composed of 15-year fixed-rate mortgages and longer-term mortgages with interest rates that adjust every three to five years. These types of loans are more stable, with rates that equal market rates of interest and without the same level of prepayment risk compared to long term fixed-rate mortgages.
     Revolving credit loans, primarily credit cards, declined 6.0% after increasing 3.2% in 1996 and 9.4% in 1995. Growth slowed in 1997 and 1996, a result of fewer new account direct mail solicitations, particularly in conjunction with the corporation's affinity programs. At the end of 1997 negotiations were underway for the possible sale of approximately $54.8 million in a large affinity program, or 27% of total revolving credit loans. It was not certain whether this transaction would actually occur or what price the corporation would receive. First Virginia promotes its card by offering one of the best low fixed-rate, no-annual fee card products in its market and generally has eschewed low "teaser" rates. The corporation limits its solicitation efforts to the geographic area of its member banks. These practices have resulted in a more stable cardholder base, an increased penetration rate in acquiring new accounts and accounts that have a much lower charge-off rate than national averages.
     Commercial loans increased 25.2% at the end of 1997 compared to a 5.8% decline at the end of 1996. Because Premier Bankshares had a greater percentage of its loan portfolio in this area, its acquisition caused this significant increase. Although loan activity was strong in the early part of 1997, increased competition and loan balance paydowns caused it to weaken in the second half. The corporation faced very aggressive competition both in interest rates and loan terms and noted that this typically marks the end of an economic cycle. The corporation makes its loans to small- and medium-sized businesses in the communities served by its member banks, including loans to government contractors, high-tech companies, hospitals, churches and country clubs. These loans are typically in amounts between $1 and $5 million, generally with a maximum amount of $15 million.
     Construction and land development loans increased 9.9% at the end of 1997 to $124.4 million following a 15.5% increase in 1996. Commercial property projects have increased significantly in 1997 and 1996 after several years of relatively little activity in this area. Occupancy rates for commercial properties have increased to the point where there are few large blocks of available space, and this has increased both build-to-suit and speculative building activity. Commercial real estate loans increased 9.5% in 1997, following a 7.0% rise in 1996. Loans to tax-exempt and industrial development authorities increased 7.4% in 1997 and 29.1% in 1996 and are generally made for owner-use properties, carrying primarily floating or adjustable-interest rates.


                                    LOANS

                                             December 31
                         1997       1996       1995       1994       1993
                      ---------- ---------- ---------- ---------- ----------
                                             (In thousands)
Consumer:
 Automobile...........$2,445,958 $2,167,802 $1,836,603 $1,725,928 $1,429,750
 Home equity, fixed-
  and variable-rate... 1,054,522    987,514  1,091,858  1,198,087  1,072,379
 Revolving credit loans,
  including credit cards 201,830    214,615    207,931    190,103    161,995
 Other................   354,944    317,764    300,157    260,989    152,793
Real estate:
 Construction and
  land development....   124,366    113,211     97,974    122,737     90,823
 Commercial mortgage..   572,961    523,251    489,225    465,943    301,315
 Residential mortgage.   528,218    504,962    470,994    504,823    424,580
 Other, including
  Industrial Development
  Authority loans.....    94,964     88,378     68,431     61,876     63,082
Commercial............   560,215    447,290    474,903    466,708    321,428
                      ---------- ---------- ---------- ---------- ----------
Loans, net of
 unearned income      $5,937,978 $5,364,787 $5,038,076 $4,997,194 $4,018,145
                      ========== ========== ========== ========== ==========

   Loans and other assets that are not performing in accordance with their original terms are discussed on pages 32 to 36.

INVESTMENT SECURITIES

     The average outstanding investment portfolio decreased 8.6% to $1.825 billion after increasing nominally in 1996. This decline in the investment portfolio was used to fund loan growth. The corporation has constructed its portfolio in a "laddered" approach so an approximately equal amount matures each month. This supplies liquidity to fund loan growth and provides for a natural hedge against changes in interest rates.
     The corporation has classified its investment portfolio as held to maturity because it has both the ability and the intention to hold these securities to their stated maturity. At the end of 1995, approximately $65 million in securities were reclassified out of the held to maturity category and into the available for sale category. This was done for various tax purposes with the intention of selling the securities in 1996. Consequently these securities were sold in the second quarter of 1996 and a $1.771 million gain was realized.
     The corporation places primary importance on safety and liquidity in its investment portfolio. Accordingly, the majority of the portfolio is invested in U.S. Government and agency securities with a maximum life of approximately five years. At the end of 1997 and 1996, the average life of the portfolio was 29 months and 25 months, respectively. At December 31, 1997, U.S. Government and agency securities comprised 92% of the securities portfolio. This percentage has been gradually increasing since 1982 when changes in federal income tax laws reduced the tax benefits derived by banks for investments in municipal securities. The limited availability of bank-qualified municipal securities and the reduction in yield caused by the loss of tax benefits has generally made municipal securities less attractive to the corporation.
     Beginning in 1995, the corporation has placed a higher portion of its portfolio in U.S. Government agency securities. During 1997, approximately 29% of the investment portfolio was comprised of agency securities compared to 5% at the end of 1994, and the corporation intends to maintain them at approximately that level. The majority of the securities were in callable securities with stated lives of approximately five years, although their actual lives are generally shorter. These securities give the corporation a higher but more variable yield and a higher level of potential liquidity. The corporation generally does not invest in mortgage-backed securities, collateralized mortgage obligations, structured notes or other types of derivative securities.

OVERNIGHT INVESTMENTS

     Overnight investments, consisting primarily of federal funds sold and securities repurchase agreements, are generally governed by anticipated deposit swings and loan demand. In 1997, average overnight investments increased 19% to $386 million, following a modest 2% increase in 1996.

DEPOSITS

     Average deposits increased 5.4% in 1997 and 2.2% in 1996. The growth in 1997 was caused almost entirely by the inclusion of Premier Bankshares in the 1997 balances; internal growth was nominal. Despite declines in interest rates in general in the last half of 1997, interest rates on deposits were virtually unchanged. The increased competition for funds among banks and from nonbank intermediaries, such as mutual funds and the stock market, prevented any reduction in deposit interest rates. As a result, the cost of funds for both 1997 and 1996 was unchanged at 3.56%.


Average Deposits
(Millions of Dollars)
                                 1997      1996      1995
                               --------  --------  --------
Noninterest Bearing            $1,354.3  $1,233.1  $1,168.6
Interest Checking               1,333.2   1,307.1   1,312.8
Savings                         1,141.3   1,159.4   1,253.1
Money Market                      739.2     726.8     716.9
Consumer CDs                    2,403.9   2,233.7   2,091.5
Large Denomination CDs            385.2     321.7     286.3
                               --------  --------  --------
                               $7,357.1  $6,981.8  $6,829.2
                               ========  ========  ========

     Some migration continued out of consumer savings accounts, which declined 1.6% in 1997 and 7.5% in 1996. Money market accounts increased 1.7% and 1.4% in 1997 and 1996, respectively, and advanced strongly in the last six months of the year when the corporation increased the interest rate on accounts with balances over $50,000. Average consumer certificates of deposit increased 7.6% to $2.404 billion in 1997 again as a result of the Premier Bankshares acquisition; internal growth in this category was slightly negative. Average large denomination certificates of deposits, primarily deposits of states, counties and municipalities in the corporation's market area, increased 19.8% in 1997 to $.385 billion. The corporation took a slightly more aggressive bidding stance for these deposits, which increased their average cost by 23 basis points to 5.29%. The corporation does not purchase brokered deposits nor does it solicit deposits outside of its primary market areas.
     Average demand deposits increased 9.8%, about half of which was attributed to the Premier Bankshares acquisition and half to internal growth, particularly in consumer accounts, driven by the corporation's extensive branch network. Average demand deposits increased 5.5% in 1996. Average interest checking deposits increased 2.0% in 1997 after declining .4% in 1996. The corporation has traditionally obtained a higher proportion of its deposits from low-cost transaction accounts compared to its peers, and in 1997, demand deposits and interest checking plans comprised 36.5% of total average deposits, virtually unchanged from 1996. Consumer savings and money market accounts comprised 25.6% of average deposits compared to 27.0% in 1996.

   Maturity ranges for certificates of deposit with balances of $100,000 or more on December 31, 1997, are as follows (in thousands):

One month or less..............................................  $ 59,767
After one month through three months...........................    87,973
After three through six months ................................    84,292
After six through twelve months ...............................   111,329
Over twelve months.............................................    83,478
                                                                 --------
                                                                 $426,839
                                                                 ========

OTHER INTEREST-BEARING LIABILITIES

     Short-term borrowings consist primarily of commercial paper issued by the parent company and securities sold by the member banks with an agreement to repurchase them on the following business day. These short-term obligations are issued principally as a convenience to deposit customers in connection with cash management services. Average short-term borrowings from these sources increased 20.8% in 1997 and 3.5% in 1996.
     Long-term debt is comprised of capitalized lease obligations on branch office facilities that are not subject to prepayment and one equipment note for the purchase of the corporation's mainframe computer.

SHAREHOLDERS' EQUITY

     First Virginia has historically been one of the most highly capitalized banking companies in the nation, a reflection of its principles of safety, income and growth, in that order. During 1997, the ratio of average shareholders' equity to average total assets increased 33 basis points to
11.01 %. This was significantly higher than the 9.08% maintained by similar banks in the corporation's peer group of $5- to $10-billion asset-sized banks. The Tier 1 leverage ratio declined by 16 basis points to 9.53% caused by an increased level of intangible assets with the Premier Bankshares acquisition. Each of the corporation's individual banks maintains capital ratios well in excess of regulatory minimums, and all qualify as "well capitalized" banks, allowing them the lowest FDIC premium rate and freedom to operate without restrictions from regulatory bodies.
     The Board of Directors has approved several plans to repurchase the corporation's common stock since 1993, and the corporation has cumulatively repurchased 7,382,400 shares and retired $227.174 million in equity. In 1996, the Board approved a program to purchase 6.0 million shares, and the corporation purchased 2,279,100 shares of stock and retired $94.391 million in equity under this program in 1997. There is a remaining balance of 3,266,550 shares that may be purchased under this current authorization. In the course of its repurchase programs, the corporation has employed the use of equity put warrants and accelerated share repurchase contracts.
     First Virginia and its subsidiary banks are required to comply with capital adequacy standards established by the Federal Reserve and the FDIC. The corporation exceeded the regulatory risk based capital requirements by wide margins, due in part to the high level of capital and the conservative nature of the corporation's assets. The Tier 1 risk-based capital ratio declined 63 basis points to 12.94% during 1997, and the Tier 2 or total risk-based capital ratio declined 67 basis points to 13.99%, caused by a shift in risk-based assets into loans and out of investment securities. Regulatory minimums of 4.0% and 8.0%, respectively, are exceeded by substantial margins.

Return on Total Average Equity
(the higher, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1997        13.10%     15.75%    16.03%
 1996        13.38%     14.79%    14.46%
 1995        13.34%     15.00%    14.46%
 1994        15.76%     15.26%    14.93%
 1993        17.81%     15.66%    15.81%

Southern Regionals: Banking companies with assets over $2 billion (34 in
                    1997)

National Peer Group: Banking companies with assets of between $5 and $10 billion (23 in 1997)

Source: Keefe, Bruyette & Woods


Asset Quality
-------------

     The corporation has a number of policies, reviewed constantly by senior management, to ensure that the risk in lending and investment activities is minimal, while the profit is consistent with the exposure to risk. Each member bank's internal loan monitoring system also provides a detailed monthly report of production, delinquencies and nonperforming and potential problem loans. This careful monitoring has resulted in a consistent record of low delinquencies and charge-offs, as well as few nonperforming loans in relation to the entire loan portfolio.
     The corporation has no foreign or highly leveraged transaction loans, and loans are only made within the trade areas of the member banks or in adjacent states where the corporation maintains loan production offices generating high-quality consumer installment loans. Loans are generally not participated with nor purchased from banks outside of the First Virginia system. In addition, participations between banks within the First Virginia system must first be shared with the corporation's lead bank, where a second comprehensive loan review process is performed. Approximately 77% of the corporation's loans are made to consumers and are normally secured by personal or real property.
     First Virginia has no significant concentrations of credit to a single industry or borrower, and its loans are spread throughout its market area. The corporation's legal lending limit to any one borrower is approximately $105 million; however, it generally limits its loans to any one borrower and related interests to $15 million. In special cases, the corporation may exceed its internal guideline from time to time.
     One of the corporation's specialty loan areas is the automobile finance area, and loans are made to consumers, both directly in the member bank branches and indirectly through automobile dealerships. Roughly 41% of the total loan portfolio is comprised of consumer automobile loans but, because loan amounts are relatively small and spread across many individual borrowers, the risk of any major charge-offs is minimized. The corporation's automobile loans consist primarily of the highest quality loans, commonly referred to in the industry as "A" and "B" quality loans. These loans contain substantially fewer risk characteristics than lower quality "C" and "D" subprime loans and have lower delinquencies, charge-offs and collection costs. During periods of economic weakness, subprime loan categories generate very high delinquencies and charge-offs, while the high-quality loans the corporation specializes in experience only modestly higher delinquencies and charge-offs. The corporation also makes loans directly to high-quality automobile dealers to finance their inventories.

NONPERFORMING ASSETS

     Nonperforming assets increased $.841 million in 1997 to $26.424 million due to the inclusion of nonperforming loans from Premier Bankshares in 1997. As a percentage of loans, however, nonperforming loans declined to .44% at the end of 1997 compared to .48% at the end of 1996 and were at their lowest level ever. After peaking at 1.07% in 1990, the ratio of nonperforming assets has steadily declined, ranking consistently below the averages for similar sized banks in its national and regional peer groups. There was no concentration of foreclosed real estate or nonaccruing loans in any specific geographic location or type of property, and the majority of nonperforming assets were comprised of smaller balance loans to consumers.
     The table below shows the total of nonperforming assets at the end of each of the past five years. Experience has shown that actual losses on nonperforming assets are only a small percentage of such assets. The corporation expects to recover virtually all of its nonperforming assets, many with full interest.

                            Nonperforming Assets

                                              December 31
                                1997     1996     1995     1994     1993
                               -------  -------  -------  -------  -------
                                             (In thousands)
Nonaccruing loans ........     $16,281  $14,906  $17,066  $15,286  $18,387
Restructured loans........       4,861    5,537    4,260    2,478    2,175
Properties acquired
 by foreclosure...........       5,282    5,140    7,680    8,478    7,086
                               -------  -------  -------  -------  -------
  Total...................     $26,424  $25,583  $29,006  $26,242  $27,648
                               =======  =======  =======  =======  =======
Percentage of total loans and
 foreclosed real estate           .44%     .48%     .57%     .52%     .68%

Loans 90 days past due....     $14,734  $ 8,919  $ 6,262  $ 4,881  $ 2,752
                               =======  =======  =======  =======  =======


     Loans past due 90 days or more increased $5.815 million to $14.734 million or .25% of outstanding loans at the end of 1997 compared to $8.919 million or .17% of the loan portfolio at the end of 1996. Loans past due 90 days or more have increased steadily since reaching a low in 1993 and are primarily consumer loans secured by automobiles or home equity loans. The increase in 1997 was primarily a result of the inclusion of delinquencies from Premier Bankshares in 1997, which had a higher level of delinquencies than First Virginia. However, these levels of delinquencies are still significantly below industry averages and reflect the high overall quality of the corporation's loan portfolio. As collections from the former Premier banks are assumed by First Virginia, these levels are expected to decline.
     A loan generally is classified as nonaccrual when full collectibility of principal or interest is in doubt; when repossession, foreclosure or bankruptcy proceedings are initiated; or when other legal actions are taken. In the case of installment loans, a loan is placed in nonaccrual if payments are delinquent 120 days, and for other loans, after payments are delinquent for 90 days. Credit card loans are charged off if they are 180 days past due. If collateral on a loan is sufficient to ensure full collection of principal and interest, an exception to the general policy might be made. Loans may also be placed in a nonaccruing status at any time prior to that indicated above if the corporation anticipates that interest or principal will not be collected.
     Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of potential obligor operating or financial difficulties. At the end of 1997, loans of this type that are not included in the table above of nonperforming and past due loans amounted to approximately $33.840 million. The majority of these loans represent commercial or property-related loans. Depending on changes in the economy and other future events, these loans and others not presently identified as loans of this type could he reclassified as nonperforming loans in the future.

Nonperforming Asset Ratios
(the lower, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1997         0.44%      0.55%     0.62%
 1996         0.48       0.56      0.54
 1995         0.57       0.66      0.58
 1994         0.52       0.66      0.67
 1993         0.68       1.19      0.96


Reserve Coverage Ratios
(the higher, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1997          322%       359%      307%
 1996          307        364       326
 1995          272        354       326
 1994          331        336       321
 1993          248        235       256


Net Charge-Off Ratios
(the lower, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1997         0.31%      0.30%     0.29
 1996         0.25       0.29      0.27
 1995         0.19       0.22      0.20
 1994         0.11       0.17      0.20
 1993         0.13       0.33      0.31

Southern Regionals: Banking companies with assets over $2 billion (34 in
                    1997)

National Peer Group: Banking companies with assets of between $5 and $10 billion (23 in 1997)

Source: Keefe, Bruyette & Woods

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level that management believes is adequate to absorb potential losses in the loan portfolio. Management's methodology in determining the adequacy of the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the growth and composition of the loan portfolio. Every commercial loan is reviewed and rated at least annually, and trends in the total portfolio are examined for potential deterioration in overall quality.
     The corporation reduced the allowance steadily from the approximate 1.28% level maintained at the time of the last recession to the current level of 1.15%, as credit quality in the portfolio improved and net charge-offs declined. The allowance declined two basis points to a targeted level of 1.15% in 1997 as a result of a decline in nonperforming assets and a belief that net charge-offs have peaked. In 1996, the allowance increased two basis points as a result of a six-basis-point increase in net charge-offs to .25% and an increase in loans past due 90 days or more. The allowance covered net charge-offs 3.91 times at the end of 1997 compared to 4.87 times at the end of 1996. Most of the corporation's loan portfolio consists of small, homogeneous loans to consumers with regular monthly repayment schedules, and accordingly, none of the allowance has been allocated to specific credits.
     The corporation constantly monitors the allowance level, considering its long-term experience and short-term individual loan requirements. The allowance is charged when management determines that the prospect of recovery of the loan's principal has significantly diminished. Subsequent recoveries, if any, are credited to the allowance when collected. If asset quality and loan charge-offs remain at the current level, the corporation intends to maintain a loan-loss allowance in the 1.15% to 1.20% range. Management believes this allowance is adequate to absorb any potential unidentified losses.
     Net charge-offs declined to unsustainable low levels in 1993 and 1994 and have increased since then to near-normal levels. An increase in bankruptcies caused credit card loan net charge-offs to increase 25.4% in 1997 following increases of 23.4% in 1996 and 43.4% in 1995 to the current 4.81% level. They are still below national peer group statistics, however, and credit card loans comprise only 3.0% of the total loan portfolio. Losses in the corporation's largest loan component, indirect auto loans, increased 55.3% in 1997 and 139.9% in 1996; however, this represents a charge-off rate of only .29% and is significantly below industry averages. The second-largest component of the loan portfolio, home equity loans, had a small net recovery in 1997 following nominal charge-off rates of only .02% in both 1996 and 1995. Commercial loans had an increase in net charge-offs of $669 thousand as the corporation recorded the actual loss on a loan provided for in 1996. In 1996, the commercial loan net charge-off rate declined to .05% following a
 .16% rate in 1995. This category, while experiencing relatively few net charge-offs over the years, tends to be more volatile because of the larger average size of the loans.
     An analysis of the activity in the allowance for loan losses for each of the last five years is presented in the following table.

                          Allowance for Loan Losses

                                                December 31
                                  1997     1996     1995     1994     1993
                                 -------  -------  -------  -------  -------
                                               (In thousands)
Balance at beginning of year     $62,761  $57,922  $58,860  $50,927  $49,340
Balances of acquired banks         5,551     -        -       6,412      259
Provision charged to
 operating expense........        17,177   17,734    8,341    6,463    6,450
                                 -------  -------  -------  -------  -------
    Total ................        85,489   75,656   67,201   63,802   56,049
                                 -------  -------  -------  -------  -------
Charge-offs:
 Consumer:
  Credit card.............         9,675    7,744    6,326    4,677    4,516
  Indirect automobile.....         7,706    5,539    3,288    2,396    2,827
  Other...................         2,640    2,287    1,551    1,222    1,464
 Real estate..............           113      176      155       98       39
 Commercial...............         1,412      865    1,401      363      365
                                 -------  -------  -------  -------  -------
    Total ................        21,546   16,611   12,721    8,756    9,211
                                 -------  -------  -------  -------  -------
Recoveries:
 Consumer:
  Credit card.............         1,195      979      845      856      758
  Indirect automobile.....         1,581    1,595    1,644    1,988    2,102
  Other...................           739      655      696      730      765
 Real estate..............           242        1        6        3       17
 Commercial...............           364      486      251      237      447
                                 -------  -------  -------  -------  -------
    Total ................         4,121    3,716    3,442    3,814    4,089
                                 -------  -------  -------  -------  -------
Net charge-offs deducted..        17,425   12,895    9,279    4,942    5,122
                                 -------  -------  -------  -------  -------
Balance at end of year ...       $68,064  $62,761  $57,922  $58,860  $50,927
                                 =======  =======  =======  =======  =======

Net Loan Losses (Recoveries) to
 Average Loans by Category:
 Credit card..............          4.81%    3.75%    3.19%    2.61%    2.80%
 Indirect automobile......           .29      .22      .10      .03      .06
 Other consumer...........           .13      .11      .06      .03      .05
 Real estate..............          (.01)     .02      .02      .01      -
 Commercial...............           .12      .05      .16      .02     (.01)
                                 -------  -------  -------  -------  -------
Total Loans...............           .31%     .25%     .19%     .11%     .13%
                                 =======  =======  =======  =======  =======

Percentage of allowance for loan
 losses to year-end loans.          1.15%    1.17%    1.15%    1.18%    1.27%

LIQUIDITY AND SENSITIVITY TO INTEREST RATES
-------------------------------------------

     The primary functions of asset/liability management are to ensure adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities. Interest-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Liquidity management involves the ability to meet the cash flow requirements of the corporation's loan and deposit customers. Interest-rate-sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The corporation does not hedge its position with swaps, options or futures but instead maintains a highly liquid and short-term position in substantially all of its earning assets and interest-bearing liabilities.
     One of the primary ways the corporation meets its liquidity needs is by scheduling the maturity of its investment securities so that approximately an equal amount will mature each month. The weighted-average life of the securities portfolio at the end of 1997 was 29 months, a slight increase from the approximately 25 months at the end of 1996. Because the corporation views its securities portfolio primarily as a source of liquidity and safety, it does not necessarily react to changes in the yield curve in an attempt to enhance its yield. Accordingly, the average life of the portfolio remains relatively stable as the corporation maintains a constant approach to its portfolio and invests primarily in U.S. Government and agency securities with a life generally no greater than five years. Municipal securities are also generally limited to lives of no more than five years, but availability and other factors mean they are occasionally purchased in serial issues with longer lives.
     A cash reserve consisting primarily of overnight investments is also maintained by the parent company to meet any contingencies and to provide additional capital, if needed, to the member banks.
     Most of the corporation's loans are fixed-rate installment loans to consumers and mortgage loans with maturities longer than the deposits by which they are funded. A degree of interest-rate risk is incurred if the interest rate on deposits should rise before the loans mature. However, the substantial liquidity provided by the monthly repayments on these loans can be reinvested at higher rates that largely reduce the interest-rate risk. Home equity lines of credit have adjustable rates that are tied to the prime rate. Many of the loans not in the installment or mortgage categories have maturities of less than one year or have floating rates that may be adjusted periodically to reflect current market rates. These loans are summarized in the following table:

                                                   Between
                                         1 year    1 and 5   After
                                         or less    years   5 years    Total
                                        --------  --------  -------  --------
                                                 (In thousands)

Maturity ranges:
 Commercial, financial and other...    $335,325  $197,502  $130,475  $663,302
 Construction and land development.      74,364    45,194     8,926   128,484
                                       --------  --------  --------  --------
Total .............................    $409,689  $242,696  $139,401  $791,786
                                       ========  ========  ========  ========

Floating-rate loans:
 Commercial, financial,
  Agricultural and other...........              $ 37,820  $ 54,667  $ 92,487
 Construction and land development.                32,626     6,023    38,649
                                                 --------  --------  --------
Total .............................              $ 70,446  $ 60,690  $131,136
                                                 ========  ========  ========

     First Virginia's Asset/Liability Committee is responsible for reviewing the corporation's liquidity requirements and maximizing the corporation's net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Liquidity requirements are reviewed in detail for each of the corporation's individual banks, however, overall asset/liability management is performed on a consolidated basis to achieve a consistent and coordinated approach.
     One of the tools the corporation uses to determine its interest-rate risk is gap analysis. Gap analysis attempts to examine the volume of interest-rate-sensitive assets minus interest-rate-sensitive liabilities. The difference between the two is the interest-sensitivity gap, and it indicates how future changes in interest rates may affect net interest income. Regardless of whether interest rates are expected to increase or fall, the objective is to maintain a gap position that will minimize any changes in net interest income. A negative gap exists when the corporation has more interest-sensitive liabilities maturing within a certain time period than interest-sensitive assets. Under this scenario, if interest rates were to increase it would tend to reduce net interest income.
     At December 31, 1997, the corporation was liability sensitive in the short term (under six months) by approximately 24% of earning assets, which declines to 16% in 12 months. Technically, the corporation may reprice interest checking, savings and insured money markets at any time and, accordingly, they have been classified in the 1-30 day sensitivity category in the accompanying table. While these accounts have in the last several years been somewhat more subject to repricing than in prior years, the degree and frequency of movement is limited, and they are much less sensitive than contractually possible.

 The table below shows the corporation's interest-sensitivity position at December 31, 1997:


INTEREST-SENSITIVITY ANALYSIS

                                    1 to 30-Day  1 to 90-Day  1 to 180-Day
                                    Sensitivity   Sensitivity  Sensitivity
                                    ------------ ------------ ------------
                                             (Dollars in thousands)
Earning assets:
  Loans, net of unearned income.... $ 1,008,531  $ 1,495,144  $ 2,057,713
  Investment securities............     193,104      296,481      440,435
  Money market investments.........     243,162      243,162      243,162
  Other earning assets.............        -            -            -
                                    ------------ ------------ ------------
      Total earning assets.........   1,444,797    2,034,787    2,741,310
                                    ------------ ------------ ------------

Funding sources: (1)
  Noninterest bearing
    demand deposits................        -            -            -
  Interest checking/savings plan...   1,391,962    1,391,962    1,391,962
  Money market accounts............     772,067      772,067      772,067
  Savings deposits.................   1,124,058    1,124,058    1,124,058
  Consumer certificates of deposit.     244,421      532,584      935,817
  Large denomination certificates
    of deposit.....................      59,767      147,740      232,032
  Short-term borrowings............     251,687      251,687      251,687
  Long-term indebtedness...........        -            -            -
                                    ------------ ------------ ------------
      Total funding sources........   3,843,962    4,220,098    4,707,623
                                    ------------ ------------ ------------
Interest-sensitivity gap........... $(2,399,165) $(2,185,311) $(1,966,313)
                                    ============ ============ ============
Interest-sensitivity gap as a
  percentage of earning assets.....      (29.37)%     (26.75)%     (24.07)%

Ratio of interest-sensitive assets
  to interest-sensitive liabilities         .38x         .48x         .58x

(1) Technically, interest checking, money market, and savings accounts can be repriced at any time; accordingly, all balances have been classified in the 1-30 day sensitivity category although their actual repricing and maturity experience are much less sensitive.

                                                   Beyond One
                                    1 to 365-Day    Year or
                                     Sensitivity  Nonsensitive     Total
                                    ------------  -----------  -----------
                                             (Dollars in thousands)
Earning assets:
  Loans, net of unearned income....  $3,119,916   $2,837,015   $5,956,931
  Investment securities............     706,998    1,239,946    1,946,944
  Money market investments.........     243,162         -         243,162
  Other earning assets.............        -          21,444       21,444
                                    ------------  -----------  -----------
      Total earning assets.........   4,070,076    4,098,405    8,168,481
                                    ------------  -----------  -----------

Funding sources:
  Noninterest-bearing
    demand deposits................                1,460,784    1,460,784
  Interest checking/savings plan...   1,391,962         -       1,391,962
  Money market accounts............     772,067         -         772,067
  Savings deposits.................   1,124,058         -       1,124,058
  Consumer certificates of deposit.   1,474,682      969,450    2,444,132
  Large denomination certificates
    of deposit.....................     343,361       83,478      426,839
  Short-term borrowings............     251,687         -         251,687
  Long-term indebtedness...........                    2,826        2,826
  Other funding sources............                  294,126      294,126
                                    ------------  -----------  -----------
      Total funding sources........   5,357,817    2,810,664    8,168,481
                                    ------------  -----------  -----------
Interest-sensitivity gap........... $(1,287,741)  $1,287,741   $        0
                                    ============  ===========  ===========
Interest-sensitivity gap as a
  percentage of earning assets.....      (15.76)%      15.76%        0.00%

Ratio of interest-sensitive assets
  to interest-sensitive liabilities         .76x        1.46x        1.00x

     First Virginia also uses simulation analysis to monitor and manage interest rate sensitivity. Under this analysis, changes in interest rates and volumes are used to test the sensitivity of First Virginia's net interest income. Simulation analysis uses a more detailed version of the information shown in the table above that includes adjustments for the expected timing and magnitude of changes in assets and liabilities. These adjustments take into account that interest rates on individual asset and liability categories may change at a different relative pace from their contractual rate. A large part of First Virginia's loans and deposits come from its retail base, and they do not automatically reprice on a contractual basis in reaction to changes in interest rate levels. While First Virginia's liability sensitivity in the short term indicates that an increase in interest rates may negatively affect short-term net interest income, management would likely take actions to minimize its exposure to negative results and within a relatively short period of time would make adjustments so that net interest income would not be materially impacted. For example, despite wide changes in interest rates since 1978, First Virginia has maintained a net interest margin above 5.00% every year and has been able to maintain adequate liquidity to provide for changes in loan and deposit demands.
     Using shock analysis of a hypothetical, immediate increase in all interest rates of 200 basis points and comparing that to a stable interest-rate environment over the next 12 months also indicates that net interest income would decrease by 3%, while an immediate hypothetical decrease in rates of 200 basis points would increase net interest income by 3%. Such an immediate change in all rates would be highly unlikely in management's opinion. The corporation's dynamic simulation modeling takes into account the effects that such changes may have on overall economic activity, the reaction of individual categories of assets and liabilities, and the impact that different management actions may have on net interest income. Accordingly, First Virginia has not experienced the earnings volatility its interest-sensitive gap position or shock analysis may indicate.
     Over time, or under stable interest rate conditions, net interest income will tend to be greater at higher interest rate levels. This is due to the large proportion of low-cost core deposits such as demand, interest checking, savings and insured money market accounts comprising the corporation's funding sources, which can be invested in relatively higher-yielding loans and investments.

YEAR 2000

     The Year 2000 Issue is the result of computer programs using two digits rather than four to define the applicable year. Any of the corporation's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.
     First Virginia began preparing its computer systems and applications for the year 2000 in 1993. This process involves modifying or replacing the corporation's affected hardware and software as well as ensuring that external service providers, significant vendors and customers are taking the appropriate action to remedy their Year 2000 issues. Management expects to have substantially all of the system and application changes completed by the end of 1998 and believes that its level of preparedness is appropriate.
     First Virginia estimates that the total cumulative cost of the project will be approximately $ 11.250 million, which includes both internal and external personnel costs related to modifying the systems, as well as the cost of purchasing or leasing hardware or software. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. These costs are not expected to have a material effect on the corporation's results of operations.
     The costs of the project and the expected completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that could influence the results may include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

FORWARD-LOOKING STATEMENTS

     Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest-rate fluctuations, competition within and without the banking industry, new products and services in the banking industry, risks inherent in making loans, including repayment risks and fluctuating collateral values, changing trends in customer profiles and changes in laws and regulations applicable to the corporation. Although the corporation believes that its expectations with respect to the forward looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the corporation will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.


Quarterly Results
-----------------

     The results of operations for the first three quarters of 1997 have been analyzed in quarterly reports to shareholders. The results of operations for each of the quarters during the two years ended December 31, 1997, are summarized in the table on pages 45 and 46. The results of operations for the fourth quarter are highlighted below.
     Net income for the fourth quarter of 1997 was $29.4 million or $.56 per diluted common share as compared to the 1996 fourth quarter results of $30.8 million or $.62 per share. This 4.6% decline in net income was primarily the result of a greater rate of increase in noninterest expenses of 15.6% as compared to noninterest income, which declined 1.8%.
     The prior year's fourth quarter noninterest income included the gain on the sale of foreclosed property of $ 1.4 million while the 1997 fourth quarter included only a nominal gain. Excluding the impact of this gain in 1996, noninterest income increased 3.8%, led by a 17.1% gain in trust services income and a 6.9% increase in service charge income on deposits.
     Noninterest expense increased 15.6% to $81.3 million compared to the prior year's fourth quarter, which did not include Premier related expenses. Noninterest expense increased 3.0% compared to the third quarter of 1997, driven primarily by a $2.2 million charge for stock-related employee compensation as performance targets for the vesting of stock options were met. Excluding the expense of these noncash options, noninterest expense was flat compared to the third quarter, because the corporation completed the integration of Premier in the fourth quarter and began receiving the benefit of reduced operating expenses for the combined organizations. The fourth quarter of 1996 also included a special rebate of $241 thousand of FDIC expense related to certain SAIF-thrift-related deposits.
     The net interest margin increased nine basis points to 5.18% compared to the prior year's fourth quarter. The yield on earning assets increased at a greater pace than the cost of funds because the yield in the loan portfolio rose nine basis points and a greater proportion of earning assets were invested in loans as compared to lower-yielding categories. Relatively stable deposit rates meant the cost of funds rose at a lesser rate of seven basis points.
     Asset quality was virtually unchanged from the excellent 1997 third quarter levels. Nonperforming assets increased to $26.424 million or .44% of loans compared to $25.603 or .43% of loans in the third quarter, but were down slightly compared to the .48% of loans at the end of the fourth quarter of 1996. Net loan charge-offs represented .32% of average loans in the fourth quarter compared to .29% in the third quarter and the .28% recorded in the prior year's fourth quarter. The provision for loans losses declined to $4.756 million in the fourth quarter of 1997 compared to $4.935 million in 1996 due to a slower rate of growth in outstanding loans in the 1997 quarter. At the end of the quarter, the allowance for loan losses was 1.15%, which was unchanged from the third quarter and down two basis points from the prior year's fourth quarter.

                                         QUARTERLY RESULTS
                                                 1997
                                --------------------------------------
                                             Quarter Ended
                                --------------------------------------
                                 Dec. 31  Sept. 30   June 30   Mar. 31
                                --------  --------  --------  --------
Condensed Statements of Income
                          (Dollar amounts in thousands, except per-share data)

Interest and fees on loans      $129,655  $131,226  $122,607  $114,297
Interest on mortgage loans
  held for sale                      380       241       302       166
Income from securities-
  available for sale                -         -         -         -
  held to maturity                26,488    27,182    29,116    27,064
Other interest income              6,793     6,252     4,316     5,034
                                --------  --------  --------  --------
 Total interest income           163,316   164,901   156,341   146,561
                                --------  --------  --------  --------
Interest on deposits              54,929    55,130    51,638    48,974
Interest on borrowed funds         3,339     3,275     3,009     2,633
                                --------  --------  --------  --------
 Total interest expense           58,268    58,405    54,647    51,607
                                --------  --------  --------  --------
Net interest income              105,048   106,496   101,694    94,954
Provision for loan losses          4,756     3,831     5,248     3,342
Noninterest income                25,505    29,807    25,007    23,233
Noninterest expense               81,251    78,891    73,360    69,741
Provision for income taxes        15,169    18,863    16,740    15,707
                                --------  --------  --------  --------
Net income                      $ 29,377  $ 34,718  $ 31,353  $ 29,397
                                ========  ========  ========  ========
Net income per share
  Basic                         $    .57  $    .67  $    .63  $    .60
  Diluted                            .56       .66       .63       .60

Average Quarterly Balances (in millions):
 Securities                     $  1,763  $  1,803  $  1,920  $  1,821
 Loans                             5,935     5,954     5,611     5,338
 Total earning assets              8,202     8,218     7,858     7,550
 Total assets                      8,962     8,974     8,532     8,169

 Demand deposits                   1,424     1,402     1,341     1,248
 Interest-bearing deposits         6,155     6,187     5,938     5,725
 Total deposits                    7,579     7,589     7,279     6,973
 Interest-bearing liabilities      6,430     6,456     6,192     5,959
 Total shareholders' equity        1,004     1,000       913       872

Key Ratios

 Rates earned on assets             8.00%     8.08%     8.02%     7.87%
 Rates paid on liabilities          3.60      3.59      3.54      3.51
 Net interest margin                5.18      5.26      5.23      5.10

 Return on average assets           1.31      1.55      1.47      1.44
 Return on average equity          11.71     13.89     13.74     13.49

                                         QUARTERLY RESULTS
                                                 1996
                                --------------------------------------
                                             Quarter Ended
                                --------------------------------------
                                 Dec. 31  Sept. 30   June 30   Mar. 31
                                --------  --------  --------  --------
Condensed Statements of Income
                          (Dollar amounts in thousands, except per-share data)

Interest and fees on loans      $114,839  $113,499  $111,327  $109,235
Interest on mortgage loans
  held for sale                      254       274       344       337
Income from securities-
  available for sale                -         -         -        1,152
  held to maturity                28,492    29,954    29,191    30,107
Other interest income              4,743     3,477     5,517     4,474
                                --------  --------  --------  --------
 Total interest income           148,328   147,204   146,379   145,305
                                --------  --------  --------  --------
Interest on deposits              50,257    49,737    50,022    52,354
Interest on borrowed funds         2,782     2,406     2,425     2,315
                                --------  --------  --------  --------
 Total interest expense           53,039    52,143    52,447    54,669
                                --------  --------  --------  --------
Net interest income               95,289    95,061    93,932    90,636
Provision for loan losses          4,935     4,648     5,861     2,290
Noninterest income                25,984    23,900    25,138    23,428
Noninterest expense               70,312    70,681    69,830    68,487
Provision for income taxes        15,228    15,046    14,805    14,904
                                --------  --------  --------  --------
Net income                      $ 30,798  $ 28,586  $ 28,574  $ 28,383
                                ========  ========  ========  ========
Net income per share:
  Basic                         $    .63  $    .58  $    .57  $    .56
  Diluted                            .62       .58       .57       .55

Average Quarterly Balances (in millions):
 Securities                     $  1,883  $  1,991  $  1,991  $  2,123
 Loans                             5,325     5,229     5,109     5,021
 Total earning assets              7,568     7,489     7,535     7,494
 Total assets                      8,197     8,106     8,150     8,130

 Demand deposits                   1,263     1,248     1,233     1,188
 Interest-bearing deposits         5,739     5,712     5,753     5,792
 Total deposits                    7,002     6,960     6,986     6,980
 Interest-bearing liabilities      5,975     5,918     5,965     5,989
 Total shareholders' equity          872       861       870       874

Key Ratios

 Rates earned on assets             7.88%     7.91%     7.84%     7.83%
 Rates paid on liabilities          3.53      3.51      3.54      3.67
 Net interest margin                5.09      5.14      5.04      4.90

 Return on average assets           1.50      1.41      1.40      1.40
 Return on average equity          14.12     13.27     13.14     13.00

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

CONSOLIDATED BALANCE SHEETS


                                                        December 31
                                                     1997          1996
                                                  ----------    ----------
                                                      (In thousands)

ASSETS
Cash and due from banks.......................    $  386,832    $  378,171
Money market investments......................       243,162       323,620
                                                  ----------    ----------
      Total cash and cash equivalents - Note 3       629,994       701,791
                                                  ----------    ----------
Mortgage loans held for sale..................        18,953        12,771
Investment securities-held to maturity (market
   value-$1,954,155-1997 and
   $1,823,404-1996)- Note 4...................     1,946,944     1,820,949

Loans, net of unearned income - Note 5........     5,937,978     5,364,787
   Allowance for loan losses - Note 6.........       (68,064)      (62,761)
                                                  ----------    ----------
      Net loans...............................     5,869,914     5,302,026
                                                  ----------    ----------
Other earning assets..........................        21,444        19,672
Premises and equipment - Note 7...............       164,301       148,187
Intangible assets - Note 8....................       174,976        94,381
Accrued income and other assets...............       185,111       136,279
                                                  ----------    ----------
   Total Assets...............................    $9,011,637    $8,236,056
                                                  ==========    ==========

                                                        December 31
                                                     1997          1996
                                                  ----------    ----------
                                                      (In thousands)

LIABILITIES
Deposits:
   Noninterest-bearing........................    $1,460,784    $1,303,950
   Interest-bearing:
        Interest checking/savings plan........     1,391,962     1,308,539
        Money market accounts.................       772,067       712,550
        Savings deposits......................     1,124,058     1,111,677
        Certificates of deposit:
           Consumer...........................     2,444,132     2,255,803
           Large denomination.................       426,839       350,131
                                                  ----------    ----------
           Total deposits.....................     7,619,842     7,042,650
Short-term borrowings - Note 9................       251,687       234,488
Long-term indebtedness - Note 9...............         2,826         3,876
Accrued interest and other liabilities........       126,126        83,765
                                                  ----------    ----------
   Total Liabilities..........................     8,000,481     7,364,779
                                                  ----------    ----------
SHAREHOLDERS' EQUITY
Preferred stock - Note 10.....................           583           647
Common stock - Note 10........................        51,817        48,612
Capital Surplus...............................        92,971        27,327
Retained Earnings.............................       865,785       794,691
                                                  ----------    ----------
   Total Shareholders' Equity.................     1,011,156       871,277
                                                  ----------    ----------
   Total Liabilities and Shareholders' Equity.    $9,011,637    $8,236,056
                                                  ==========    ==========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME


                                                   Year Ended December 31

                                                 1997       1996       1995
                                               --------   --------   --------
                                          (In thousands, except per share data)
Interest income:
   Loans.................................      $497,785   $448,900   $435,266
   Mortgage loans held for sale..........         1,089      1,209      1,229
   Investment securities-available for sale        -         1,152       -
   Investment securities-held to maturity       109,850    117,744    117,524
   Money market investments..............        20,944     17,195     18,994
   Other earning assets..................         1,451      1,016        586
                                               --------   --------   --------
        Total interest income............       631,119    587,216    573,599
                                               --------   --------   --------

Interest expense:
   Deposits..............................       210,671    202,370    204,433
   Short-term borrowings.................        12,040      9,712     10,742
   Long-term indebtedness................           216        216        327
                                               --------   --------   --------
        Total interest expense...........       222,927    212,298    215,502
                                               --------   --------   --------
Net interest income......................       408,192    374,918    358,097
Provision for loan losses................        17,177     17,734      8,341
                                               --------   --------   --------
Net interest income after provision
 for loan losses.........................       391,015    357,184    349,756
                                               --------   --------   --------

                                                   Year Ended December 31

                                                 1997       1996       1995
                                               --------   --------   --------
                                          (In thousands, except per share data)

Net interest income after provision
 for loan losses.........................      $391,015   $357,184   $349,756
                                               --------   --------   --------
Noninterest income:
   Service charges on deposit accounts...        42,340     39,791     38,823
   Insurance premiums and commissions....         6,407      6,573      6,717
   Credit card service charges and fees..        11,866     11,576     11,626
   Trust services........................         9,317      7,749      6,908
   Electronic banking service fees.......        10,195      7,390      4,779
   Income from other customer services...        14,224     14,125     13,794
   Securities gains before income tax
     provisions of $18-1997, $626-1996,
     and $0-1995.........................            51      1,789       -
   Other.................................         9,152      9,457      7,259
                                               --------   --------   --------
        Total noninterest income.........       103,552     98,450     89,906
                                               --------   --------   --------
Noninterest expense:
   Salaries and employee benefits-Notes 11/12   171,578    158,966    153,843
   Occupancy.............................        24,217     23,000     21,738
   Equipment.............................        26,067     22,816     20,429
   Advertising...........................         7,790      7,476      7,428
   Printing and supplies.................         7,167      6,882      6,398
   Credit card processing fees...........         8,430      8,299      7,715
   FDIC assessment.......................         1,101      1,948      8,087
   Amortization of intangibles...........        11,327      8,039      7,722
   Other.................................        45,566     41,884     38,024
                                               --------   --------   --------
        Total noninterest expense........       303,243    279,310    271,384
                                               --------   --------   --------
Income before income taxes...............       191,324    176,324    168,278
Provision for income taxes - Note 13.....        66,479     59,983     56,679
                                               --------   --------   --------
NET INCOME...............................      $124,845   $116,341   $111,599
                                               ========   ========   ========
Net income per share of common stock
   Basic.................................      $   2.47   $   2.34   $   2.19
   Diluted...............................          2.45       2.32       2.18

Average shares of common stock outstanding
   Basic.................................        50,622     49,788     50,964
   Diluted...............................        50,880     50,042     51,229

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                              Unreal-
                                                              ized
                                                              Gain on
                                                              Securi-
                                                              ties
                             Pre-                             Avail-   Total
                            ferred   Common                   able     Share-
                             Stock    Stock  Capital Retained for     holders'
                            $10 Par  $1 Par  Surplus Earnings Sale     Equity
                            ------- ------- -------- -------- ------- --------
                                           (Dollars in thousands)

Balance January 1, 1995...  $   746 $51,075 $ 94,159 $660,908 $ -     $806,888

Net income................       -     -        -     111,599   -      111,599
Conversion of preferred
  to common stock.........      (51)     11       40     -      -         -
Issuance of shares for
  stock options and stock
  appreciation rights.....       -       88    1,385     -      -        1,473
Common stock purchased
  and retired.............       -     (247)  (5,448)    -      -       (5,695)
Dividends declared:
  Preferred stock.........       -      -       -         (47)  -          (47)
  Common stock $0.91 per share   -      -       -     (46,205)  -      (46,205)
Unrealized gains on
  securities available for
  sale, net of tax........       -      -       -        -      1,634    1,634
                            ------- ------- -------- -------- ------- --------
Balance December 31, 1995.      695  50,927   90,136  726,255   1,634  869,647

Net income................       -     -        -     116,341   -      116,341
Conversion of preferred
  to common stock.........      (48)     10       38     -      -         -
Issuance of shares for
  stock options and stock
  appreciation rights.....       -       72    1,067     -      -        1,139
Common stock purchased
  and retired.............       -   (2,397) (63,914)    -      -      (66,311)
Dividends declared:
  Preferred stock.........       -      -       -         (44)  -          (44)
  Common stock
    $0.96 per share              -      -       -     (47,861)  -      (47,861)
Unrealized gains on
  securities available for
  sale, net of tax........       -      -       -        -     (1,634)  (1,634)
                            ------- ------- -------- -------- ------- --------
Balance December 31, 1996.  $   647 $48,612 $ 27,327 $794,691 $  -    $871,277

                                                            Unreal-
                                                            ized
                                                            Gain on
                                                            Securi-
                                                            ties
                           Pre-                             Avail-   Total
                          ferred   Common                   able     Share-
                           Stock    Stock  Capital Retained for     holders'
                          $10 Par  $1 Par  Surplus Earnings Sale     Equity
                          ------- ------- -------- -------- ------- ----------
Balance December 31, 1996.$   647 $48,612 $ 27,327 $794,691 $ -     $  871,277

Increase attributable to
  an acquisition..........     -    5,431  157,193     -      -        162,624
Net income................     -     -        -     124,845   -        124,845
Conversion of preferred
  to common stock.........    (64)     14       50     -      -           -
Issuance of shares for
  stock options and stock
  appreciation rights.....     -       48      885     -      -            933
Common stock purchased
  and retired.............     -   (2,288) (92,484)    -      -        (94,772)
Dividends declared:
  Preferred stock.........     -      -       -         (41)  -            (41)
  Common stock
     $1.05 per share......     -      -       -     (53,710)  -        (53,710)
                          ------- ------- -------- -------- ------- ----------
Balance December 31, 1997.$   583 $51,817 $ 92,971 $865,785 $  -    $1,011,156
                          ======= ======= ======== ======== ======= ==========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31

                                                 1997       1996       1995
                                               --------   --------   --------
                                                       (In thousands)
Operating activities
--------------------
Net income.................................... $124,845   $116,341   $111,599
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation of premises and equipment.....   13,838     13,488     13,462
   Gain on sale of premises and equipment.....   (2,331)    (1,263)    (1,050)
   Provision for loan losses..................   17,177     17,734      8,341
   Amortization of investment
      securities premiums.....................    6,431      9,965     12,275
   Accretion of investment
      securities discounts....................   (2,608)    (3,426)    (6,112)
   Net decrease (increase) in mortgage
     loans held for sale......................   (6,182)     6,445     (5,925)
   Gain on sale of securities.................      (51)    (1,789)      -
   Amortization of intangible assets..........   11,327      8,039      7,722
   Deferred income taxes......................     (319)    (1,123)       (58)
   Increase in prepaid expenses...............   (2,801)    (5,840)    (6,126)
   Decrease (increase) in interest receivable.     (426)    11,110     (3,243)
   Increase (decrease) in interest payable....      754     (4,320)    19,554
   Increase in other accrued expenses.........    8,152      4,309      4,945
                                               --------   --------   --------
     Net cash provided by operating activities  167,806    169,670    155,384
                                               --------   --------   --------
Investing activities
--------------------
Proceeds from the sale of available
  for sale securities.........................     -        64,682       -
Proceeds from the maturity of held
  to maturity securities......................1,324,632    790,173    669,373
Purchase of held to maturity securities......(1,289,206)  (489,422)  (780,448)
Net increase in loans.........................  (80,751)  (339,606)   (50,122)
Purchases of premises and equipment...........  (14,849)   (14,860)   (13,691)
Sales of premises and equipment...............    3,891      4,506      7,162
Mortgage servicing rights acquired............     (267)    (1,351)    (1,190)
Other intangible assets acquired..............     (179)    (5,869)   (16,469)
Net cash of acquired banks....................   38,908       -          -
Other.........................................   (5,987)    (8,774)    (7,526)
                                               --------   --------   --------
     Net cash used for investing activities...  (23,808)      (521)  (192,911)
                                               --------   --------   --------

                                                   Year Ended December 31

                                                 1997       1996       1995
                                               --------   --------   --------
                                                       (In thousands)
Financing activities
--------------------
Net (decrease) increase in deposits........... $(76,309)  $(13,457)  $240,266
Net increase in short-term borrowings.........    7,027     24,769     30,310
Principal payments on long-term borrowings....   (1,050)    (2,097)    (1,104)
Proceeds from long-term borrowings............     -         3,263       -
Common stock purchased and retired............  (94,772)   (66,311)    (5,695)
Cash dividends paid:
  Common $1.02 per share-1997, $.95 per
   share-1996 and $.89 per share-1995........   (51,468)   (47,477)   (45,559)
  Preferred...................................      (42)       (45)       (48)
Proceeds from issuance of common stock........      819      1,139      1,473
                                               --------   --------   --------
     Net cash (used for) provided
       by financing activities................ (215,795)  (100,216)   219,643
                                               --------   --------   --------
     Net increase (decrease) in cash and
         cash equivalents.....................  (71,797)    68,933    182,116

     Cash and cash equivalents at
       beginning of year......................  701,791    632,858    450,742
                                               --------   --------   --------
     Cash and cash equivalents at end of year. $629,994   $701,791   $632,858
                                               ========   ========   ========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the corporation conform with generally accepted accounting principles and prevailing industry practices. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A description of the significant accounting policies is presented below:

Principles of Consolidation: The consolidated financial statements include the accounts of the corporation and all of its subsidiaries. Foreign banking activities and operations other than banking are not significant. All material intercompany transactions and accounts have been eliminated. Certain amounts for years prior to 1997 have been reclassified for comparative purposes. All prior years have been restated to reflect a three-for-two common stock split in 1997.

Nature of Operations: All of the corporation's income is derived from banking operations or bank-related activities located primarily in Virginia, Maryland and Tennessee. While each of the corporation's nonbank companies is engaged in bank-related activities, the results of their operations have not been material in relation to the operating results of the corporation.

Securities Available for Sale: Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities available for sale are stated at the estimated fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Quoted market prices are used to determine the estimated fair value. The adjusted cost basis of a specific security sold is used to compute gains or losses on the sale of investment securities.

Securities Held to Maturity: Debt securities are classified as held to maturity when the corporation has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. The adjusted carrying value of a specific security sold is used to compute gains or losses on the sale of investment securities.

Mortgage Loans Held for Sale: Mortgage loans held for sale are carried at the lower of cost (net of discounts) or market, as determined in the aggregate. Market is determined by investor commitment prices or current auction rates at the date of the financial statements.

Loans: Interest on installment loans is recorded as income in amounts that will provide an approximate level yield over the terms of the loans. Accrual of interest on other loans is based generally on the daily amount of principal outstanding. Interest is not accrued on loans if the collection of such interest is doubtful. Loan fees are amortized over the life of the loans, using methods that approximate level yields. The corporation is generally amortizing these amounts over the contractual life.

Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered adequate to provide for potential losses in the loan portfolio. Management's evaluation of the adequacy of the allowance is based on a review of individual loans, past loss experience, current and anticipated economic conditions, the value of underlying collateral and other factors.

Premises and Equipment: Premises and equipment are carried at cost, less accumulated depreciation computed principally on the straight-line method over lives not exceeding 50 and 20 years for buildings and equipment, respectively. Gains and losses on disposition are reflected in current operations. Maintenance and repairs are charged to operating expenses, and major alterations and renovations are capitalized.

Other Real Estate Owned: Other real estate owned primarily represents properties acquired by the corporation's affiliates through customer loan defaults. The real estate is stated at an amount equal to the lesser of the loan balance prior to foreclosure plus the costs incurred for improvements to the property, or fair value, less the estimated selling costs of the property. At the time of foreclosure, any excess of cost over the estimated fair value is charged to the allowance for loan losses. After foreclosure, the estimated fair value is reviewed periodically by management. Any further declines in fair value are charged against current earnings or any applicable foreclosed property valuation allowance.

Earnings Per Share: In 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share," replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share is based only on the weighted average number of common shares outstanding, excluding any dilutive effects of options and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share and is based on the weighted average number of common and common equivalent shares, including dilutive stock options and convertible securities outstanding during the year. Earnings per share amounts for all periods have been restated.

Income Taxes: The corporation uses the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse.


2. ACQUISITIONS

     On May 24, 1997, the merger of Premier Bankshares Corporation into the corporation was consummated. Premier Bankshares Corporation was the bank holding company for Premier Bank-South, N.A., in Wytheville, Virginia; Premier Bank-Central, N.A., in Honaker, Virginia; and Premier Bank, N.A., in Tazewell, Virginia. These banks became wholly owned subsidiary banks and have merged into various existing banks of First Virginia. Shares of the corporation's stock totaling 5.431 million were issued and were valued at $29.96 per share. The acquisition was accounted for using the purchase method of accounting, and goodwill and other intangible assets of $82.701 million were recorded and are being amortized over 10 to 25 years. The allocated fair value of other assets and liabilities acquired, which generally approximated carrying value, was $756.130 million and $676.205 million, respectively. The results of operations of the acquisition are included in the consolidated statements of income from the date of acquisition through December 31, 1997. Periods prior to the date of acquisition are not included in the consolidated statements of income.
     On September 25, 1995, First Virginia Bank-Colonial purchased $220 million in deposits of four Virginia-based branches of a savings and loan. A core deposit premium of $17.105 million was recorded and is being amortized over ten years.
     The unaudited pro forma information presented in the following table has been prepared based on the historical results of the corporation combined with Premier Bankshares Corporation. The information has been combined to present the results of operations as if the acquisition had occurred at the beginning of 1995. The pro forma results are not necessarily indicative of the results that would have actually been obtained if the acquisition had been consummated in the past nor are they indicative of future results.

In thousands, except per share data

                                   Year Ended December 31
                                   1997        1996        1995
                                 --------    --------    --------
Total interest income            $654,542    $644,310    $627,242
Total interest expense            232,689     237,967     240,525
Provision for loan losses          17,387      18,614       8,656
Noninterest income                105,220     103,517      94,361
Noninterest expense               311,945     305,043     295,505
Provision for income taxes         68,271      63,250      59,646
                                 --------    --------    --------
Net income                       $129,470    $122,953    $117,271
                                 ========    ========    ========
Net income per share-basic       $   2.45    $   2.23    $   2.08
                    -diluted         2.44        2.22        2.07

     The corporation has entered into an agreement with Signet Bank to purchase seven branches located on the Eastern Shore of Maryland and Virginia. The seven branches have approximately $150 million in deposits and are located in Mappsville, Virginia, and Cambridge, Chestertown, Easton and Salisbury, Maryland.


3. CASH AND CASH EQUIVALENTS

     All securities underlying the money market investments were under the corporation's control, and the maximum amount of outstanding money market investments at any month end during 1997 and 1996 was $527.729 million and $435.743 million, respectively.
     The corporation's banking affiliates are required by Federal Reserve regulations or by state banking laws to maintain certain minimum cash balances consisting of vault cash and deposits in the Federal Reserve Bank or in other commercial banks. Such restricted balances totaled $73.637 million and $103.917 million as of December 31, 1997 and 1996, respectively.

4. INVESTMENT SECURITIES

     The following reflects the carrying amounts of investment securities and the related approximate market values (in thousands):

                                   Amortized Unrealized Unrealized  Market
                                      Cost      Gains     Losses    Value
                                   ----------  -------    ------  ----------

Investment securities held
 to maturity:

December 31,1997:
U.S. Government and its agencies...$1,783,106  $ 6,177   $ 1,868  $1,787,415
State and municipal obligations....   162,242    2,932        34     165,140
Other .............................     1,596        5         1       1,600
                                   ----------  -------   -------  ----------
  Total............................$1,946,944  $ 9,114   $ 1,903  $1,954,155
                                   ==========  =======   =======  ==========
December 31,1996:
U.S. Government and its agencies...$1,673,069  $ 4,729   $ 4,476  $1,673,322
State and municipal obligations....   146,872    2,378       191     149,059
Other .............................     1,008       15      -          1,023
                                   ----------  -------   -------  ----------
  Total............................$1,820,949  $ 7,122   $ 4,667  $1,823,404
                                   ==========  =======   =======  ==========
December 31,1995:
U.S. Government and its agencies...$1,920,677  $18,608   $ 3,195  $1,936,090
State and municipal obligations....   199,080    3,434       330     202,184
Other .............................     8,463       59         4       8,518
                                   ----------  -------   -------  ----------
  Total............................$2,128,220  $22,101   $ 3,529  $2,146,792
                                   ==========  =======   =======  ==========

Investment securities available
 for sale:
December 31, 1995:
U.S. Government....................$   62,032  $ 2,514  $   -     $   64,546
                                   ==========  =======  ========  ==========

   Securities having a carrying value of $578.886 million and $488.691 million at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes required by law. The maturity ranges of securities, the average yield and fair value by maturity range as of December 31, 1997, are as follows:

                                              U.S. Government
                                              and its Agencies
                                        -----------------------------
                                        Book Value  Fair Value  Yield
                                        ----------  ----------  -----
One year or less........................$  656,079  $  655,760  5.6%
After one year through five years.......   799,333     804,631  6.2
After five through ten years............   303,886     303,304  6.7
After ten years.........................    23,808      23,720  7.1
                                        ----------  ----------  ----
   Total................................$1,783,106  $1,787,415  6.0%
                                        ==========  ==========  ====

Weighted average maturity...............29 months

                                                   State and
                                             Municipal Obligations
                                        -----------------------------
                                        Book Value  Fair Value  Yield
                                        ----------  ----------  -----
One year or less........................$   49,981  $   50,311  4.5%
After one year through five years.......    95,984      98,100  5.0
After five through ten years............    15,770      16,195  5.3
After ten years.........................       507         534  6.1
                                        ----------  ----------  ----
   Total................................$  162,242  $  165,140  4.9%
                                        ==========  ==========  ====

Weighted average maturity...............33 months

                                                     Other
                                        -----------------------------
                                        Book Value  Fair Value  Yield
                                        ----------  ----------  -----
One year or less........................$      935  $      940   6.1%
After one year through five years.......       249         249   6.0
After five through ten years............         1           1  10.0
After ten years.........................       411         410   5.5
                                        ----------  ----------  -----
   Total................................$    1,596  $    1,600   6.0%
                                        ==========  ==========  =====

5. LOANS

Loans consisted of (in thousands):                        December 31
                                                        1997        1996
                                                     ----------  ----------
Consumer:
  Automobile installment ............................$2,445,958  $2,167,802
  Home equity, fixed and variable rate............... 1,054,522     987,514
  Revolving credit loans, including credit cards.....   201,830     214,615
  Other..............................................   354,944     317,764
Real estate:
  Construction and land development..................   124,366     113,211
  Commercial mortgage................................   572,961     523,251
  Residential mortgage...............................   528,218     504,962
  Other, including Industrial Development Authority..    94,964      88,378
Commercial...........................................   560,215     447,290
                                                     ----------  ----------
Total loans, net of unearned income
  of $185,895 and $238,389                            5,937,978   5,364,787
Less allowance for loan losses.......................    68,064      62,761
                                                     ----------  ----------
  Net loans .........................................$5,869,914  $5,302,026
                                                     ==========  ==========


   Loans on which interest is not being accrued or whose terms have been modified to provide for a reduced rate of interest because of financial difficulties of borrowers, and interest income earned with respect to such loans were (in thousands):
                                                    December 31
                                             1997       1996       1995
                                           -------    -------    -------
Nonaccruing loans........................  $16,281    $14,906    $17,066
Restructured loans ......................    4,861      5,537      4,260
                                           -------    -------    -------
                                           $21,142    $20,443    $21,326
                                           =======    =======    =======

Average balance of nonaccruing loans.....  $15,511    $15,814    $16,379
Allocation of the allowance for loan
  losses for nonaccruing loans...........     -          -          -
Income recorded..........................      415        256        218
Income anticipated under
  original loan agreements.....              1,771      1,504      1,639

     There were no formal commitments of a material amount to lend additional funds under these agreements, but additional advances may be made in the future if it is in the interest of the corporation to do so. Loans modified for reasons other than a reduction in the interest rate were not material in amount.
     The corporation's loans are widely dispersed among individuals and industries. On December 31, 1997, there was no concentration of loans in any single industry that exceeded 10% of total loans.
     The corporation, in the normal course of business, has made commitments to extend loans and has written standby letters of credit that are not recognized in the financial statements. On December 31, 1997 and 1996, standby letters of credit totaled $21.231 and $22.296 million, respectively, and the unfunded amounts of loan commitments were (in thousands):

                                                          December 31
                                                        1997        1996
                                                     ----------  ----------
Fixed-rate revolving credit lines ...................$  699,758  $  722,906
Adjustable-rate loans:
  Home equity lines .................................   421,925     388,465
  Commercial loans...................................   579,727     485,179
  Construction and land development loans............    77,254      70,787
  Other .............................................    52,153      43,128
                                                     ----------  ----------
    Total ...........................................$1,830,817  $1,710,465
                                                     ==========  ==========

     As of December 31, 1997, the corporation had mortgage loans held for sale of $18.953 million and additional commitments to fund mortgage loans totaling $19.057 million, with a corresponding commitment to sell $19.000 million of mortgage loans to outside investors. The commitments to sell mortgage loans to outside investors are intended to reduce the corporation's interest rate exposure.
     Mortgage loans being serviced for the benefit of nonaffiliated parties were $346.483 million, $613.568 million and $639.652 million at December 31, 1997, 1996 and 1995, respectively.
     A majority of the commercial, construction and land development commitments and letters of credit will expire within one year, and all loan commitments can be terminated by the corporation if the borrower violates any condition of the commitment agreement.
     The credit risk associated with loan commitments and letters of credit is essentially the same as that involved with loans that are funded and outstanding. The corporation uses the same credit standards on a case-by-case basis in evaluating loan commitments and letters of credit as it does when funding loans, including the determination of the type and amount of collateral, if required.


6. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was (in thousands):
                                                  Year ended December 31
                                                  1997     1996     1995
                                                -------  -------  -------
Balance January 1...............................$62,761  $57,922  $58,860
Increase attributable to acquired banks ........  5,551     -        -
Provision charged to operating expense ......... 17,177   17,734    8,341
                                                -------  -------  -------
                                                 85,489   75,656   67,201
                                                -------  -------  -------
Deduct:
  Loans charged off............................. 21,546   16,611   12,721
  Less recoveries...............................  4,121    3,716    3,442
                                                -------  -------  -------
  Net charge-offs............................... 17,425   12,895    9,279
                                                -------  -------  -------
Balance December 31.............................$68,064  $62,761  $57,922
                                                =======  =======  =======

7. PREMISES, EQUIPMENT AND LEASES

Premises and equipment consisted of (in thousands):
                                                          December 31
                                                        1997       1996
                                                      --------   --------
Land .................................................$ 38,099   $ 34,052
Premises and improvements............................. 169,101    150,831
Furniture and equipment............................... 113,855    102,380
                                                      --------   --------
   Total cost......................................... 321,055    287,263
Accumulated depreciation and amortization............. 156,754    139,076
                                                      --------   --------
  Carrying value .....................................$164,301   $148,187
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


1998..............................................$11,738
1999.............................................. 10,289
2000..............................................  6,622
2001..............................................  4,025
2002..............................................  3,161
Thereafter........................................ 16,397
                                                  -------
Total minimum lease payments......................$52,232
                                                  =======

   During 1997, 1996 and 1995, occupancy and equipment expense included the rent paid on operating leases of $14.472 million, $12.541 million and $10.557 million, respectively, and was reduced by rental income of $1.906 million, $1.792 million and $2.312 million, respectively, applicable to leases to unaffiliated persons, generally for a five-to-ten-year duration.

8. INTANGIBLE ASSETS

   Total intangible assets were (in thousands):
                                                         December 31
                                                      1997          1996
                                                    --------      --------
Goodwill ...........................................$136,640      $ 58,727
Core deposit premiums...............................  36,937        31,854
Mortgage servicing rights ..........................     569         2,836
Lease rights........................................     655           740
Covenant not to compete and customer lists .........     175           224
                                                    --------      --------
Total intangible assets.............................$174,976      $ 94,381
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


9. INDEBTEDNESS

Short-term borrowings consisted of (in thousands):
                                                          December 31
                                                        1997       1996
                                                      --------   --------
Securities sold under agreements to repurchase .......$203,310   $198,306
Commercial paper .....................................  48,377     36,182
                                                      --------   --------
                                                      $251,687   $234,488
                                                      ========   ========

     Securities sold under agreements to repurchase generally mature within one business day from the transaction date. The maximum amount of outstanding agreements for any month end during 1997 and 1996 was $226.805 million and $207.021 million, respectively. The securities underlying the agreements were under the corporation's control. Commercial paper maturities range from 1 to 270 days. Bank lines of credit available to the corporation amounted to $50 million at December 31, 1997 and 1996. Such lines were not being used on either of those dates.
     Long-term indebtedness consisted of (in thousands):

                                                          December 31
                                                        1997       1996
                                                       ------     ------
Capital leases ......................................  $  585     $  613
3.12% note due December 1999.........................   2,241      3,263
                                                       ------     ------
                                                       $2,826     $3,876
                                                       ======     ======

     The capital leases are on properties that had a carrying value of $691 thousand and $702 thousand on December 31, 1997 and 1996, respectively.
     The principal maturities of debt, other than short-term borrowings, in each of the five years after December 31, 1997, will be $1.104 million, $1.164 million, $12 thousand, $21 thousand and $37 thousand, respectively.
     Interest paid on deposits and indebtedness during the years 1997, 1996 and 1995 totaled $219.623 million, $216.618 million and $195.948 million, respectively.


10. PREFERRED AND COMMON STOCK

  The corporation is authorized to issue three million shares of preferred stock, par value $10 per share. As of December 31, the following four series of cumulative convertible preferred stock were outstanding:

                                                       Number of Shares
         Series              Dividends                  1997       1996
                                                       ------     ------
           A                     5%                    20,111     21,511
           B                     7%                     4,890      5,750
           C                     7%                     9,788      9,836
           D                     8%                    23,534     27,591
                                                       ------     ------
                                                       58,323     64,688
                                                       ======     ======

     The Series A, Series B and Series D shares are convertible into two and one fourth shares of common stock, and the Series C shares are convertible into one and eight-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share.
     The corporation is authorized to issue 60 million shares of common stock, par value $1 per share, and 51.817 million shares and 48.612 million shares were outstanding on December 31, 1997 and 1996, respectively. At December 31, 1997, 824,986 shares of common stock were reserved: 126,819 for the conversion of preferred stock and 698,167 for stock options.
     The corporation has adopted a shareholder rights plan which, under certain circumstances, will give the holders of the corporation's common stock the right to purchase shares of its preferred stock or other securities. The rights will become exercisable if a person or entity acquires 20% or more of the corporation's voting stock, unless it is acquired pursuant to an offer for all outstanding shares of common stock at a price and on terms determined by the Board of Directors to be adequate and in the best interests of the corporation and its shareholders.
     If the rights become exercisable, the holder of each share of common stock, except the person or entity acquiring 20% or more of the voting stock, will have the right to receive upon exercise that number of one one-hundredths share of preferred stock equal to the number of shares of common stock having a market value of two times the exercise price of the right, to the extent available, and then an equal number of an equivalent security. Pursuant to recent amendments to the plan, the exercise price for each right is now $450.00.
     The corporation may redeem the rights, at its option, at any time prior to the date they become exercisable. The rights expire on August 8, 2008. As of December 31, 1997, each outstanding share of common stock had 4/9ths of a right attached thereto.

11. STOCK INCENTIVE PLANS

     On December 31, 1997, options to purchase 643,642 shares of common stock were outstanding under employee stock option plans. An additional 54,525 shares are authorized for further granting of options. Options for 221,155 shares were exercisable on December 31, 1997, at a weighted-average price of $17.63. Additional options becoming exercisable in subsequent years, including those options whose exercisability depends on achieving performance targets as discussed below total 72,471 in 1998 at an average price of $24.96; 112,603 in 1999 at an average price of $34.81; 76,313 in 2000 at an average price of $41.38; 73,250 in 2001 at an average price of $41.11; 49,850 in 2002 at an average price of $47.30; and 38,000 in 2003 at an average price of $52.31. For options outstanding at December 31, 1997, the option price per share ranged from $9.89 to $52.31, and the weighted average remaining contractual life of these options is 9.2 years.

                              Options    Unexercised    Average
                             Available       Or         Option
                                To       Outstanding   Price Per
                               Grant       Options       Share
                             --------      --------     --------
Balance, January 1, 1995..... 422,250       453,443      $16.26
Forfeited....................   6,150        (6,150)      21.42
Granted......................(125,250)      125,250       27.92
Exercised ...................    -          (92,115)      15.30
                             --------      --------     --------
Balance, December 31, 1995... 303,150       480,428       19.49
Forfeited....................   5,625        (5,625)      24.45
Granted...................... (59,250)       59,250       31.25
Exercised ...................    -          (77,367)      14.37
                             --------      --------     --------
Balance, December 31, 1996... 249,525       456,686      $22.41
Forfeited....................    -           (4,815)      14.94
Granted......................(195,000)      195,000       52.31
Attributable to
   an acquisition............    -           46,266       18.29
Exercised ...................    -          (49,495)      16.12
                             --------      --------     --------
Balance, December 31, 1997...  54,525       643,642      $31.30
                             ========      ========     ========


     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires entities that have followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations to either adopt a fair value method of accounting for stock-based compensation (as described by SFAS 123) or continue to follow APB 25 and provide additional pro forma disclosures in the footnotes to the financial statements.
     Pro forma information regarding net income and earnings per share as required by SFAS 123 has been determined as if the corporation had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model. A summary of the assumptions used and pro forma results for 1997, 1996, and 1995 is as follows:

                                                       December 31
                                                1997      1996      1995
Assumptions                                   --------  --------  --------
   Risk-free interest rate                       5.93%     6.81%     6.81%
   Dividend yield                                2.70%     3.30%     3.30%
   Volatility factor                             .194      .193      .193
   Weighted average expected life (years)         8.0       8.0       8.0
Pro forma results
   Net income (millions)                      $126.657  $116.182  $111.577
   Basic earnings per share                       2.50      2.33      2.19
   Diluted earnings per share                     2.49      2.32      2.18
   Fair value of options                         13.38      7.76      6.93

     The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.
     The corporation continues to follow APB 25 in accounting for its stock options. All options are granted at full market price on the date of the grant and generally vest within five years of the grant date and expire after ten years. In certain instances, the corporation must achieve established performance targets in order for the options to become exercisable. In those instances where vesting is dependent upon achieving certain performance targets, the corporation begins recognizing compensation expense when it becomes probable that the targets will be achieved and the options will become exercisable, for the difference between the exercise price and the current market price.
     In some cases, an option holder could elect to exercise the option as a stock appreciation right. Compensation expense was recognized in connection with stock appreciation rights based on the difference in the current market value of the common stock and the previously accrued amounts.
     In 1997 the corporation redeemed all stock appreciation rights. As a result, the corporation had no stock appreciation rights or options that could be exercised as stock appreciation rights as of December 31, 1997. Total stock-related compensation expense for 1997, 1996 and 1995 was $3,351,000, ($216,000) and $761,000, respectively.


12. EMPLOYEE BENEFIT PLANS

     The corporation and its subsidiaries have a noncontributory, defined-benefit pension plan covering substantially all of their qualified employees. The benefits are based on years of service and the employee's compensation during the last ten years of employment. The corporation's funding policy is to make annual contributions in amounts necessary to satisfy the Internal Revenue Service's funding standards to the extent they are deductible against taxable income. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Contributions to the plan totaled $3.828 million, $4.490 million and $4.851 million in 1997, 1996 and 1995, respectively. Contributions include normal costs of the plan and amortization for periods of up to 40 years of unfunded past service cost.
     In 1996, the corporation established an unfunded nonqualified plan that provides retirement benefits to certain officers in accordance with the same computational terms as the qualified plan when those terms provide benefits in excess of the amounts payable under the IRS-qualified rules.

     Pension expense included the following components (in thousands):

                                  1997                1996
                            ------------------  ------------------
                                      Unfunded            Unfunded    1995
                               Funded  Supplemen-  Funded  Supplemen-  Funded
                                Plan    tal Plan    Plan    tal Plan    Plan
                              --------   -------  --------   -------   -------

Service cost - benefits
   earned during the period.. $  3,632   $    35  $  3,803   $    37   $ 2,737
Interest cost on projected
   benefit obligation........    7,456       101     6,901        88     6,167
Actual return on plan assets.  (16,313)      -     (10,545)      -     (15,094)
Net amortization and deferral    6,844       101     2,899       102     8,821
                              --------   -------  --------   -------   -------
  Net periodic pension cost.. $  1,619   $   237  $  3,058   $   227   $ 2,631
                              ========   =======  ========   =======   =======

The following table sets forth the plan's funded and unfunded status and amounts recognized in the consolidated balance sheets (in thousands):

                                    1997                1996
                              ------------------  ------------------
                                        Unfunded            Unfunded    1995
                               Funded  Supplemen-  Funded  Supplemen-  Funded
                                Plan    tal Plan    Plan    tal Plan    Plan
                              --------   -------  --------   -------   -------
Accumulated benefit obligations:
   Vested...................  $ 80,773   $   499  $ 70,939   $   328   $72,950
   Nonvested................    11,194        89     8,348        37     5,128
                              --------   -------  --------   -------   -------
Total accumulated
   benefit obligations......  $ 91,967   $   588  $ 79,287   $   365   $78,078
                              ========   =======  ========   =======   =======
Plan assets at fair value ..  $119,172   $   -    $102,869       -      91,275
Projected benefit obligation
   for service rendered
   to date..................   113,681     1,550    96,547     1,240    96,666
                              --------   -------  --------   -------   -------
Plan assets in excess of
   (less than) projected
   benefit obligation.......     5,491    (1,550)    6,322    (1,240)   (5,391)
Unrecognized net loss (gain)
   from past experience
   different from that
   assumed and effects
   of change in assumptions.    11,941        71     9,116      (103)   19,611
Unamortized prior service cost  (1,382)    1,015    (1,611)    1,116    (1,839)
Unrecognized net obligation
   at January 1, 1990 being
   recognized over 15 years.        30       -          44       -          58
                              --------   -------  --------   -------   -------
Prepaid (accrued)
   pension cost.............  $ 16,080   $  (464) $ 13,871   $  (227)  $12,439
                              ========   =======  ========   =======   =======

     The assets of the plan consist of U.S. Treasury securities - 52%, other debt obligations - 5%, stocks - 38%, and cash and equivalents - 5%. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 4.75%, respectively. The expected long-term rate of return on plan assets was 9%.
     The corporation and its subsidiaries have a thrift plan to which employees with one year of service may elect to contribute up to 6% of their salary. The corporation contributes to the plan to the extent of 50% of the employees' contributions, and an additional 25% contribution is made if a specified profit objective is met. A 75% employer match was made in each of the years 1997, 1996 and 1995 when the corporation's contributions to the plan totaled $3.989 million, $3.713 million and $3.582 million, respectively. The plan is administered under the provisions of Section 401(k) of the Internal Revenue Code.
     Certain individuals who were participating in any of the corporation's medical plans at retirement may elect to receive medical benefits similar to those provided for active employees if they make their elections within 30 days of retirement. Terminated employees may elect to receive such benefits for a limited period.
     The corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to full-time employees who have worked at least ten years and have attained age 55 while in service with the corporation. The benefits are based on years of service and are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. Employees hired after December 31, 1993, may participate in the plan but must pay 100% of the cost. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with the corporation's expressed intent to increase the retiree contribution rate annually for the expected increase in medical costs for that year. The corporation has set a maximum amount that it will contribute per year of approximately three times the 1993 contribution level.
     The liability for postretirement benefits is unfunded. The following table presents the status of the plan, reconciled with amounts recognized in the corporation's statement of financial position (in thousands):


                                                           December 31
                                                          1997     1996
                                                        -------  -------
Accumulated postretirement benefit obligation:
   Retirees ........................................... $ 6,315  $ 5,253
   Fully eligible, active plan participants ...........   2,276    2,271
   Other active plan participants .....................   9,293    8,231
                                                        -------  -------
                                                         17,884   15,755

Plan assets at fair value .............................    -        -
                                                        -------  -------
Accumulated postretirement benefit obligation
   in excess of plan assets ...........................  17,884   15,755
Unrecognized net gain or (loss) .......................   1,000    1,700
Unrecognized transition obligation ....................   9,157    9,768
                                                        -------  -------
Accrued postretirement benefit cost ................... $ 9,727  $ 7,687
                                                        =======  =======

Net periodic postretirement benefit cost includes the following components:

                                                   Year Ended December 31
                                                    1997    1996    1995
                                                   ------  ------  ------
Service cost ......................................$  687  $  768  $  638
Interest cost ..................................... 1,190   1,120   1,046
Amortization of transition obligation over 20 years   611     611     611
Net amortization and deferral......................   (36)    -      (127)
                                                   ------  ------  ------
Net periodic postretirement benefit cost...........$2,452  $2,499  $2,168
                                                   ======  ======  ======

     The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost-trend rate) is 9.9% for 1997 and is assumed to decrease gradually to 5.0% for 2004 and to remain at that level thereafter. The health care cost-trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost-trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997, by $945 thousand, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1997 by $88 thousand. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31, 1997. The corporation has limited its exposure to increases in health care cost-trend rates by setting a cap on the maximum amount it will ever pay on any one retiree and by passing through 100% of the cost of retiree health care to new employees hired after December 31, 1993.


13. INCOME TAXES

   The provision for income taxes includes amounts currently payable and amounts deferred to or from other years as a result of differences in timing of income or expenses for reporting and tax purposes. The income tax provision includes the following amounts (in thousands):

                                                     Year Ended December 31
                                                       1997     1996     1995
                                                     -------  -------  -------
Current:
  Federal income taxes ..............................$65,108  $59,529  $54,572
  State income taxes.................................  1,690    1,577    2,165
                                                     -------  -------  -------
  Total current...................................... 66,798   61,106   56,737
                                                     -------  -------  -------
Deferred (benefit):
  Federal income taxes ..............................   (336)  (1,206)     160
  State income taxes.................................     17       83     (218)
                                                     -------  -------  -------
  Total deferred ....................................   (319)  (1,123)     (58)
                                                     -------  -------  -------
Provision for income taxes...........................$66,479  $59,983  $56,679
                                                     =======  =======  =======
Income taxes paid during the year....................$69,540  $59,100  $54,612
                                                     =======  =======  =======

   The exclusion of certain categories of income and expense from taxable net income results in an effective tax rate that is lower than the statutory federal rate. The differences in the rates are as follows (dollars in thousands):

                                          Year Ended December 31
                                   1997            1996            1995
                              --------------- --------------- ---------------
                              Amount  Percent Amount  Percent Amount  Percent
                              ------- ------- ------- ------- ------- -------
Statutory rate................$66,963   35.0% $61,713   35.0% $58,897   35.0%
Nontaxable interest on
  municipal obligations....... (3,958)  (2.1)  (3,769)  (2.1)  (4,606)  (2.7)
Other items ..................  3,474    1.9    2,039    1.1    2,388    1.4
                              ------- ------- ------- ------- ------- -------
Effective rate................$66,479   34.8% $59,983   34.0% $56,679   33.7%
                              ======= ======= ======= ======= ======= =======

     The corporation's federal income tax returns are closed through December 31, 1993. Significant components of the corporation's deferred-tax liabilities and assets are as follows (in thousands):

                                                            December 31
                                                           1997     1996
                                                         -------  -------
Deferred-tax liabilities:
  Life insurance reserves................................$ 2,671  $ 2,671
  Depreciation...........................................  5,742    5,693
  Core deposit intangibles...............................  3,082     -
  Other..................................................  9,045    8,446
                                                         -------  -------
  Total deferred-tax liabilities ........................ 20,540   16,810
                                                         -------  -------
Deferred-tax assets:
  Installment loan interest and fees.....................  1,948    2,519
  Deferred compensation..................................  6,700    6,367
  Allowance for loan losses.............................. 23,472   21,772
  Other.................................................. 12,805   10,218
                                                         -------  -------
  Total deferred-tax assets.............................. 44,925   40,876
                                                         -------  -------
Net deferred-tax assets .................................$24,385  $24,066
                                                         =======  =======

14. EARNINGS PER SHARE

     Earnings per share computations are as follows (in thousands, except per share data):

                                             1997      1996      1995
                                           --------  --------  --------
Basic:
     Average common shares outstanding       50,622    49,788    50,964
                                           ========  ========  ========
Net income                                 $124,845  $116,341  $111,599
Preferred stock dividends                        41        44        47
                                           --------  --------  --------
     Net income applicable to
        common stock                       $124,804  $116,297  $111,552
                                           ========  ========  ========
     Net income per share of common stock  $   2.47  $   2.34  $   2.19

Diluted:
     Average common shares outstanding       50,622    49,788    50,964
     Dilutive effect of stock options           123       108       109
     Conversion of preferred stock              135       146       156
                                           --------  --------  --------
        Total average common shares          50,880    50,042    51,229
                                           ========  ========  ========
Net income                                 $124,845  $116,341  $111,599
                                           ========  ========  ========
     Net income per share of common stock  $   2.45  $   2.32  $   2.18


15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans (e.g., one-to-four family residential) and credit cards are based on quoted market prices of similar loans sold in conjunction with securitization transactions and adjusted for differences in loan characteristics. The fair values for other loans were estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Other Earning Assets: The carrying amount of other earning assets as reported on the balance sheet approximates fair value.

Deposits: For deposits with no defined maturity, SFAS 107 defines the fair value as the amount payable on demand and prohibits adjusting fair value for any value derived from retaining those deposits for an expected future period of time. Accordingly the fair value of demand, interest checking, regular savings and money market deposits is equivalent to their carrying value as of the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities.

Short-Term Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements and other short-term borrowings approximate their fair values.

Long-Term Debt: The corporation's long-term debt consists partially of capital leases that are exempt from the disclosure requirements of SFAS 107. The fair value of the remaining long-term debt is estimated based on interest rates currently available for debt with similar terms and remaining maturities.

Off-Balance Sheet Instruments: The estimated fair value of off-balance sheet items was not material at December 31, 1997. The corporation does not engage in hedging or swap transactions, nor does it employ any derivative securities.

                                     1997                     1996
                            ----------------------   ----------------------
                             Carrying      Fair       Carrying      Fair
                              Amount       Value       Amount       Value
                            ----------  ----------   ----------  ----------
Financial assets:
  Cash and cash equivalents $  629,994  $  629,994   $  701,791  $  701,791
  Investment securities....  1,946,944   1,954,155    1,820,949   1,823,404
  Loans, net...............  5,956,931   6,021,649    5,377,558   5,379,826
  Other earning assets.....     21,444      21,444       19,672      19,672

Financial liabilities:
  Deposits.................  7,619,842   7,640,492    7,042,650   7,060,513
  Short-term borrowings....    251,687     251,687      234,488     234,488
  Long-term indebtedness...      2,241       2,241        3,263       3,263

   SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The disclosures also do not include certain intangible assets such as deposit base intangible, mortgage servicing rights and goodwill. Accordingly, the aggregate fair value amount presented should not be interpreted as representing the underlying value of the corporation.

16. CONTINGENCIES

   The corporation, in the normal course of its business, is the subject of legal proceedings instituted by customers and others. In the opinion of the corporation's management, there were no legal matters pending as of December 31, 1997, that would have a material effect on its financial statements.


17. RELATED-PARTY TRANSACTIONS

     Directors and officers of the corporation and their affiliates were customers of, and had other transactions with, the corporation in the ordinary course of business. The corporation has made residential mortgage loans at favorable rates to officers of the corporation and its subsidiaries who have been relocated for the convenience of the corporation. Other loan transactions with directors and officers were made on substantially the same terms as those prevailing for comparable loans to other persons and did not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 1997 and 1996, loans to directors and executive officers of the corporation and its three largest subsidiary banks, First Virginia Bank, First Virginia Bank-Southwest and Farmers Bank of Maryland, where the aggregate of such loans exceeded $60 thousand, totaled $53.350 million and $72.361 million, respectively. During 1997, $186.308 million of new loans were made and repayments totaled $209.608 million. These totals include loans to certain business interests and family members of the directors and executive officers, and no losses are anticipated in connection with any of the loans.


18. RESTRICTIONS ON LOANS AND DIVIDENDS FROM SUBSIDIARIES

     The corporation's banking affiliates and its life insurance subsidiary are subject to federal and/or state statutes that prohibit or restrict certain of their activities, including the transfer of funds to the corporation. There are restrictions on loans from banks to their parent company, and banks and life insurance companies are limited as to the amount of cash dividends that they can pay. As of December 31, 1997, the corporation's equity in the net assets of its subsidiaries, after elimination of intercompany deposits and loans, totaled $713.901 million. Of that amount, $699.294 million was restricted as to the payment of dividends.


19. REGULATORY CAPITAL ADEQUACY REQUIREMENTS

     The corporation and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the corporation and its subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the corporation and its subsidiary banks meet all capital adequacy requirements to which it is subject.
     As of June 30, 1997, the most recent notification from the federal banking agencies categorized the corporation and its subsidiaries as well capitalized under the regulatory framework. There are no conditions or events since that notification that management believes have changed the institution's category. To be categorized as adequately capitalized the corporation and its subsidiary banks must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The regulatory requirement for the Tier 1 leverage ratio is 3% for the highest-rated banks with an additional 100-200 basis points for all other banks.

   The actual capital amounts and ratios of the corporation and its largest subsidiary bank are presented in the following table:

                                                   For          To Be Well
                                                 Capital     Capitalized Under
                                                 Adequacy    Prompt Corrective
                                  Actual         Purposes    Action Provisions
                              --------------  --------------  ---------------
                              Capital  Ratio  Capital  Ratio  Capital   Ratio
                              -------- -----  -------- -----  --------  -----
As of December 31, 1997:                  (Dollars in thousands)
  Tier 1 leverage ratio:
    Consolidated............. $837,522  9.53% $263,640 3.00%  $439,400  5.00%
    Largest subsidiary bank..  234,363  7.58    92,731 3.00    154,522  5.00
  Tier 1 risk-based capital:
    Consolidated.............  837,522 12.94   258,954 4.00    388,431  6.00
    Largest subsidiary bank..  234,363  9.79    95,764 4.00    143,646  6.00
  Total risk-based capital:
    Consolidated.............  905,586 13.99   517,908 8.00    647,385 10.00
    Largest subsidiary bank..  260,367 10.88   191,528 8.00    239,410 10.00



As of December 31, 1996:
  Tier 1 leverage ratio:
    Consolidated............. $780,695  9.69% $241,661 3.00%  $402,769  5.00%
    Largest subsidiary bank..  237,632  7.64    93,311 3.00    155,518  5.00
  Tier 1 risk-based capital:
    Consolidated.............  780,695 13.57   230,200 4.00    345,300  6.00
    Largest subsidiary bank..  237,632 10.39    91,499 4.00    137,249  6.00
  Total risk-based capital:
    Consolidated.............  843,456 14.66   460,400 8.00    575,500 10.00
    Largest subsidiary bank..  261,591 11.44   182,999 8.00    228,749 10.00


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

21. FIRST VIRGINIA BANKS, INC. (PARENT COMPANY ONLY)
    CONDENSED FINANCIAL INFORMATION (IN THOUSANDS)

                                 BALANCE SHEETS
                                                              December 31
                                                           1997        1996
                                                        ----------   --------
Assets
  Cash and noninterest-bearing deposits
    principally in affiliated banks.....................$    2,795   $  3,354
  Money market investments..............................   110,748     92,199
  Investment in affiliates based on the corporation's
    equity in their net assets:
     Banking companies..................................   699,985    653,644
     Bank-related companies.............................    13,916     14,261
  Investment securities - held to maturity
     (market value $14,900-1997 and $6,827-1996)........    14,840      6,738
  Loans (including $15,671-1997 and $10,621-1996
       to affiliated companies) ........................    30,700     23,677
  Premises and equipment................................    34,990     32,448
  Intangible assets.....................................   142,993     67,154
  Accrued income and other assets.......................    51,280     46,473
                                                        ----------   --------
    Total Assets .......................................$1,102,247   $939,948
                                                        ==========   ========

Liabilities
  Commercial paper......................................$   48,377   $ 36,182
  Accrued interest and other liabilities................    42,714     32,489
                                                        ----------   --------
    Total Liabilities ..................................    91,091     68,671
                                                        ----------   --------
Shareholders' Equity
  Preferred stock.......................................       583        647
  Common stock..........................................    51,817     48,612
  Capital surplus.......................................    92,971     27,327
  Retained earnings.....................................   865,785    794,691
                                                        ----------   --------

    Total Shareholders' Equity.......................... 1,011,156    871,277
                                                        ----------   --------
    Total Liabilities and Shareholders' Equity..........$1,102,247   $939,948
                                                        ==========   ========

                              STATEMENTS OF INCOME

                                                    Year Ended December 31
                                                    1997      1996     1995
                                                  --------  --------  --------
Income
Dividends from affiliates:
  Banking companies...............................$169,459  $108,016  $109,682
  Bank-related companies .........................   1,400     1,700       325
Service fees from affiliates......................  11,360    12,364    13,864
  Rental income:
   Affiliates ....................................   5,624     5,662     5,937
   Other .........................................   1,450     1,327     1,882
Interest and dividends on investment securities...   5,699     5,884     5,006
Other income:
  Affiliates .....................................   2,259     1,356     1,915
  Other ..........................................   1,175       368       387
                                                  --------  --------  --------
    Total income.................................. 198,426   136,677   138,998
                                                  --------  --------  --------

Expenses
Salaries and employee benefits....................  20,754    15,257    15,406
Interest .........................................   2,006     1,484     1,383
Other expense:
  Paid to affiliates..............................     692       674     1,714
  Other ..........................................  15,853    13,003    12,904
                                                  --------  --------  --------
    Total expense.................................  39,305    30,418    31,407
                                                  --------  --------  --------
Income before income taxes and equity in
     undistributed income of affiliates .......... 159,121   106,259   107,591
Federal income tax (benefit)......................  (2,459)     (492)      124
                                                  --------  --------  --------
Income before equity in
     undistributed income of affiliates........... 161,580   106,751   107,467
Equity in undistributed income of affiliates ..... (36,735)    9,590     4,132
                                                  --------  --------  --------
Net income........................................$124,845  $116,341  $111,599
                                                  ========  ========  ========

                            STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31
                                                     1997      1996     1995
                                                   --------  -------- --------
Net cash provided by operating activities..........$173,404  $113,975 $111,810
                                                   --------  -------- --------
Investing activities:
  Proceeds from maturity of
     held to maturity securities...................  12,035    10,917    1,400
  Purchase of investment securities ............... (20,150)   (7,097)  (1,977)
  Net (increase) decrease in loans.................  (7,023)    1,586  (10,142)
  Purchases of premises and equipment .............  (4,540)     (999)    (844)
  Sales of premises and equipment .................     (60)       22    4,985
  Investment in affiliates.........................    (164)   (9,140) (25,585)
  Other............................................  (2,244)   (8,699)   1,601
                                                   --------  -------- --------
     Net cash used for investing activities........ (22,146)  (13,410) (30,562)
                                                   --------  -------- --------
Financing activities:
  Net increase in short-term borrowings............  12,195     4,252   11,563
  Common stock purchased and retired............... (94,772)  (66,311)  (5,695)
  Cash dividends - common.......................... (51,468)  (47,477) (45,559)
  Cash dividends - preferred.......................     (42)      (45)     (48)
  Proceeds from issuance of common stock...........     819     1,139    1,473
                                                   --------  -------- --------
     Net cash used for financing activities .......(133,268) (108,442) (38,266)
                                                   --------  -------- --------
     Net increase (decrease) in cash and
                cash equivalents...................  17,990    (7,877)  42,982
     Cash and cash equivalents at beginning of year  95,553   103,430   60,448
                                                   --------  -------- --------
     Cash and cash equivalents at end of year......$113,543  $ 95,553 $103,430
                                                   ========  ======== ========

Net cash provided by operating activities has been
    reduced (increased) by the following
    cash payments (receipts):
  Interest on indebtedness......................... $ 1,934   $ 1,431  $ 1,371
  Income taxes.....................................  (3,355)      705     (990)

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


                                                /S/ Barry J. Fitzpatrick
                                                ________________________
                                                Barry J. Fitzpatrick
                                                Chairman, President and
                                                Chief Executive Officer



                                               /S/ Richard F. Bowman
                                               ________________________
                                               Richard F. Bowman
                                               Senior Vice President,
                                               Treasurer and
                                               Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
-------------------------------------------------

To the Shareholders and Board of Directors
First Virginia Banks, Inc.

     We have audited the accompanying consolidated balance sheets of First Virginia Banks, Inc., as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Virginia Banks, Inc., at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                    /S/ Ernst & Young LLP
                                                    _____________________
                                                    Ernst & Young LLP

Washington, D.C.
January 20, 1998

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


                                  PART III
                                  --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The Board of Directors is divided into three classes (A, B and C). The term of office for Class B directors will expire at this Annual Meeting.
Five persons, four of whom are presently on the Board, have been nominated to serve as Class B directors. If elected, the five nominees for Class B director will serve for a term of three years. Mr. John B. Melvin, a Class B director since 1995, is retiring at the 1998 Annual Meeting and will not stand for re-election.

     Certain information concerning the nominees for election at this meeting and the Class A and Class C directors who will continue in office after the meeting is set forth below and on the following pages. (1)


                    NOMINEES FOR CLASS B DIRECTORS
               (To serve until the Annual Meeting in 2001)

EDWARD L. BREEDEN, III, Age 62, Director since 1982. Partner, Breeden, MacMillan & Green, a law firm in Norfolk, Virginia, since 1968. Director, First Virginia Bank of Tidewater, Norfolk, Virginia, and First Virginia Life Insurance Company, Falls Church, Virginia. Beneficially owns 99,403 shares of common stock. (2)

GILBERT R. GIORDANO, Age 69, Director since 1989. Portfolio Manager, Titan Financial Advisors, LLC, since 1996. Partner, Giordano & Villareale, P.A., a law firm in Upper Marlboro, Maryland, 1972-1997. Chairman of the Board, First Virginia Bank-Maryland, Upper Marlboro. Beneficially owns 295,012 shares of common stock. (3)

ERIC C. KENDRICK, Age 51, Director since 1986. President, Mereck Associates, Inc., a real estate management and development firm in Arlington, Virginia, since 1989. President, Murteck Construction Company, Inc., Upton
Corporation, and Old Dominion Warehouse Corporation, Arlington. Beneficially owns 77,844 shares of common stock. (4)


ROBERT M. ROSENTHAL, Age 69, 1998 nominee. Chairman of the Board since 1990 of Geneva Enterprises, Inc., lead company of the Rosenthal Automotive Organization, which is comprised of ten divisional automotive dealerships and a management company located throughout the Washington, D.C. Metropolitan Area. Other related companies on which Mr. Rosenthal also serves as Chairman include: Maryland Imported Cars, Inc., since 1994; Imported Cars of Maryland, Inc., since 1991; Fairfax Imports, Inc., since 1988; Rosenthal Landover Enterprises, Inc., since 1978; Auto Supply and Parts, Inc., since 1985; Old Dominion Insurance Company, since 1979; New Dominion Insurance Company, since 1990; and, Geneva Air Services, Inc., since 1987. President, Arcoa, Inc., an advertising company, since 1970. Trustee, Capital Automotive REIT, a real estate investment trust which invests in real property and improvements used by motor vehicle related businesses in major urban areas across the country. Director, First Virginia Bank, Falls Church. Trustee, Vice President and Treasurer, The Phillips Collection, Washington, D.C. Beneficially owns 30,816 shares of common stock. (5)

ROBERT H. ZALOKAR, Age 70, Director since 1959. Retired Chairman of the Board and Chief Executive Officer of First Virginia, 1984-1994. Director, First Virginia Bank, First Virginia Life Insurance Company, and First Virginia Mortgage Company, Falls Church, Virginia. Trustee, George Mason University Foundation. Beneficially owns 184,451 shares of common stock. (6)

                           CLASS C DIRECTORS
                 (Serving until the 1999 Annual Meeting)


PAUL H. GEITHNER, JR., Age 67, Director since 1984. Retired President and Chief Administrative Officer, First Virginia, 1985-1995. Director, First Virginia Life Insurance Company. Director, Ellicott Machine Corporation, Baltimore, Maryland. Trustee, Bridgewater College, Bridgewater, Virginia. Beneficially owns 52,518 shares of common stock. (7)

L. H. GINN, III, Age 64, Director since 1974. President, Lighting Affiliates, Inc., a distributor of electrical fixtures located in Richmond, Virginia, since 1975; retired U.S. Army Reserve Major General. Chairman of the Board, First Virginia Bank-Colonial, Richmond. Director, J. Sargeant Reynolds Community College and J. Sargeant Reynolds Community College Educational Foundation, Richmond; Director, Westminster-Canterbury Foundation, a foundation associated with a retirement facility in Richmond; Trustee, Episcopal Diocesan Schools and Episcopal Diocesan Homes, Richmond. Vice President, SHEPCABEL Corporation, a real estate management company, and Parking Control Corporation, which owns and operates a public parking facility, Richmond. Beneficially owns 20,010 shares of common stock. (8)

T. KEISTER GREER, Age 76, Director since 1976. Principal, T. Keister Greer, P.C., a law firm in Rocky Mount, Virginia, since 1995; Partner, Greer & Greer, Rocky Mount, 1983-1993. Director, 1971-1997, and Chairman of the Board, 1977-1997, First Virginia Bank-Franklin County, Rocky Mount. Beneficially owns 18,150 shares of common stock. (9)

EDWARD M. HOLLAND, Age 58, Director since 1974. Attorney-at-Law in Northern Virginia since 1966; former Senator, Virginia General Assembly, 1972-1996. Director, First Virginia Bank, Falls Church. Beneficially owns 77,968 shares of common stock. (10)

                           CLASS A DIRECTORS
                 (Serving until the 2000 Annual Meeting)

BARRY J. FITZPATRICK, Age 57, Director since 1995. Chairman of the Board, President and Chief Executive Officer of First Virginia since 1995; Executive Vice President, 1992-1995. Chairman of the Board, First Virginia Bank in Falls Church, and a director and principal officer of numerous First Virginia affiliated nonbanking companies since 1995. Trustee, Marymount University, Arlington, Virginia. Beneficially owns 94,803 shares of common stock. (11)

ELSIE C. GRUVER, Age 71, Director since 1973. Community and civic leader in Arlington, Virginia. Beneficially owns 9,594 shares of common stock. (12)

W. LEE PHILLIPS, JR., Age 62, Director since 1985. Professional engineer and land surveyor since 1959; involved in real estate management and home building in Falls Church, Virginia, and southern Maryland since 1991. Beneficially owns 12,281 shares of common stock. (13)

JOSIAH P. ROWE, III, Age 69, Director since 1991. President and Publisher, The Free Lance-Star Publishing Co. of Fredericksburg, Va., since 1998; Co-Publisher and General Manager, 1949-1997. Director, First Virginia Bank, Falls Church, Virginia. Trustee, Union Theological Seminary, Richmond. Also owns 100 shares of Preferred Stock. Beneficially owns 2,250 shares of common stock.

ALBERT F. ZETTLEMOYER, Age 63, Director since 1978. Retired President, Government Systems Group of UNISYS Corporation in McLean, Virginia, 1993-1995; retired Executive Vice President, UNISYS Corporation, 1993-1995; Vice President, UNISYS, 1988-1993. Beneficially owns 10,000 shares of common stock.

(1) No director or executive officer owned as much as 1.0% of First Virginia Common Stock.

(2) Includes 11,250 shares held by a corporation of which Mr. Breeden is President, 24,487 shares held by two foundations of which Mr. Breeden is Chairman, and 57,262 shares held by two trusts of which Mr. Breeden is trustee.

(3) Includes 418 shares held in a trust for his son, 130 shares held by his spouse and daughter, 815 shares held by his spouse and son, 16,720 shares held by the Giordano Family Foundation, 6,893 shares held by his spouse as custodian for his son, and 24,817 shares held by his spouse alone.

(4) Includes 13,535 shares held by his spouse and 2,593 shares held by a corporation of which Mr. Kendrick is a director and President.

(5) Includes 26,316 shares held by the Marion and Robert Rosenthal
Foundation.

(6) Includes 1,500 shares held by a trust of which Mr. Zalokar is trustee.

(7) Includes 43,087 shares held in a revocable trust and 6,501 shares held indirectly through his spouse's trust.

(8) Includes 369 shares held indirectly through his spouse's Investment Retirement Account and 2,447 shares held by a trust of which Mr. Ginn is trustee.

(9) Includes 8,100 shares held by a trust in which Mr. Greer has a beneficial interest.

(10) Includes 51,618 shares held by a corporation of which Mr. Holland is an officer, director, and owner and 10,500 shares held in a trust.

(11) Includes options to purchase 39,477 shares of Common Stock which are exercisable as of December 31, 1997 or sixty days thereafter.

(12) Includes 4,743 shares of Common Stock held in an Individual Retirement Account and 1,350 shares held in her spouse's Individual Retirement Account.

(13) Includes 4,500 shares held by a trust of which Mr. Phillips is a trustee.


      As of December 31, 1997, executive officers and directors as a group beneficially owned 1,325,436 shares of Common Stock representing approximately 2.6% of those shares outstanding, of which 218,180 shares represent shares covered by options exercisable as of December 31, 1997 (or sixty days thereafter) and 125 shares of Preferred Stock representing approximately .21% of those shares outstanding. Messrs. Breeden, Greer, Holland and Giordano are members of or are associated with law firms which have been in the last two years, and are proposed in the future to be, retained by subsidiaries of First Virginia. Messrs. Breeden, Fitzpatrick, Geithner, Ginn, Giordano, Greer, Holland, Phillips, Rowe and Zalokar have been directors of various subsidiaries of First Virginia during the past five years. Ages of the directors are stated as of December 31, 1997.


BENEFICIAL OWNERSHIP OF NAMED EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the named executives' beneficial ownership of First Virginia Common Stock as of December 31, 1997.

                    Shares of Common Stock of First Virginia
                              Beneficially Owned

     Name of Officer               Number *          Percent of Class

     Barry J. Fitzpatrick          94,803              .1819

     Shirley C. Beavers, Jr.       63,830              .1225

     Raymond E. Brann, Jr.         50,776              .0975

     Richard F. Bowman             35,277              .0677

     Michael G. Anzilotti          18,975              .0364

* The amounts shown represent the total shares owned beneficially by such individuals as of December 31, 1997 together with shares which are issuable upon the exercise of all stock options that are exercisable. Specifically, the following individuals have options that are exercisable as of December 31, 1997 (or sixty days thereafter) which gives them the right to acquire the
shares indicated after their names, upon the exercise of stock options:   Mr.
Fitzpatrick, 39,477; Mr. Beavers, 43,578; Mr. Brann, 27,150; Mr. Bowman, 25,400; and Mr. Anzilotti, 16,800.


        COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

     First Virginia's Board of Directors has a standing Audit Committee, Director Nominating Committee, Management Compensation and Benefits Committee, Public Policy Committee, and Executive Committee.

     The Audit Committee, comprised of Directors Breeden, Giordano, Gruver, Melvin, and Phillips, held four meetings during 1997. Functions of the Committee include (1) reviewing with the independent auditors and management such matters as: the financial statements and the scope of First Virginia's audit, compliance with laws and regulations, and the adequacy of First Virginia's system of internal procedures and controls and resolution of material weaknesses; (2) reviewing with First Virginia's internal auditors the activities and performance of the internal auditors; (3) reviewing with management the selection and termination of the independent auditors and any significant disagreements between the independent auditors and management; and (4) reviewing the nonaudit services of the independent auditors. Under
Section 36 of the Federal Deposit Insurance Act, the Audit Committee also performs similar functions for some of the First Virginia member banks.

     The Director Nominating Committee, comprised of Directors Zalokar, Fitzpatrick, Ginn, Giordano, Greer, and Rowe, held one meeting in 1997. The functions of the Committee include annually recommending to the Board the names of persons to be considered for nomination and election by First Virginia's stockholders and, as necessary, recommending to the Board the names of persons to be appointed to the Board between annual meetings.

     The Management Compensation and Benefits Committee, comprised of Directors Zettlemoyer, Holland, Kendrick, Melvin, and Phillips, held one meeting in 1997. The Committee has the authority to establish the level of compensation (including bonuses) and benefits of management of First Virginia. In addition, the Committee has authority to award long-term incentive compensation, e.g., stock options, to First Virginia's management based on such factors as individual and corporate performance.

     The Public Policy Committee, comprised of Directors Gruver, Breeden, Fitzpatrick, Geithner, Greer, Kendrick, Rowe, and Zalokar, met two times during 1997. This Committee oversees First Virginia's contributions and matching gifts programs. The Committee also monitors the programs developed for equal employment and compliance with the Community Reinvestment Act.

     The Executive Committee, comprised of Directors Zalokar, Breeden, Fitzpatrick, Geithner, Ginn, Holland, and Zettlemoyer, held 12 meetings in 1997. The Committee exercises all of the powers of the Board of Directors when the Board is not in session, except for those powers reserved for the Board under state law and by First Virginia's Articles of Incorporation and Bylaws.

     During 1997, there were 12 meetings of the Board of Directors. All incumbent directors attended more than 75% of the aggregate total number of meetings of the Board and committees of the Board on which they served, except Mr. Greer, who attended 60% of the required meetings primarily due to an illness.


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

     Based on a review of the forms that were filed and written representations from the executive officers and directors, First Virginia believes that during the year 1997 all filing requirements applicable to its officers and directors were met.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The Summary Compensation Table below shows the annual compensation for the last three fiscal years for First Virginia's Chief Executive Officer and for the four most highly compensated executive officers other than First Virginia's Chief Executive Officer:


                        SUMMARY COMPENSATION TABLE

                                                       Long-Term
                         Annual Compensation          Compensation
   (a)               (b)    (c)          (d)        (e)     (f)       (g)

                                                    Other             All
Name                                                Annual  Options/  Other
and                                                 Compen- SARs      Compen-
Principal                                           sation  Awarded   sation
Position             Year  Salary($)(1) Bonus($)(2) ($)(3)  (#)(4)    ($) (5)

Barry J. Fitzpatrick     1997  600,000   346,944    3,395    30,000    66,144
Chairman, President      1996  470,000   269,960    3,724    15,000    56,783
and Chief Executive      1995  350,000   156,275    3,636    30,000    45,804
Officer of
First Virginia

Shirley C. Beavers, Jr.  1997  253,500   134,265    3,708    15,000    32,812
Executive Vice President 1996  241,500   108,433    3,748     7,500    31,426
of First Virginia and    1995  230,000    93,362    3,868     7,500    30,818
President, First
Virginia
Services, Inc.

Raymond E. Brann, Jr.    1997  204,500   132,471    5,052    15,000    62,268
Executive Vice President 1996  194,500   106,803    4,568     7,500    59,339
of First Virginia        1995  183,821    61,735   66,360     7,500    57,270

Richard F. Bowman        1997  183,000   132,245    3,708    15,000    18,662
Senior Vice President,   1996  168,000   106,088    3,263     7,500    15,943
Treasurer and Chief      1995  153,000    60,817    2,858     7,500    14,520
Financial Officer
of First Virginia

Michael G. Anzilotti     1997  196,900    69,700    2,250     7,500    16,898
Senior Vice President    1996  188,400    56,550    2,459       0      15,966
and Regional Executive   1995  173,798    46,524    2,250     7,500    15,034
Officer of First Virginia
and President and Chief
Executive Officer of
First Virginia Bank

     (1) The Salary column (c) includes the base salary earned by the executive officer, which includes amounts that are deferred under the First Virginia Banks, Inc. Employees Thrift Plan and the First Virginia Pre-Tax Health Benefit Plan.

     (2) The Bonus column (d) includes the amount earned as a bonus for that year even if paid in the following year. It also includes amounts earned for that year under the First Virginia Banks, Inc. Profit Sharing Plan.

     (3) The Other Annual Compensation column (e) includes the amount of taxes paid by First Virginia for certain benefits. In Mr. Brann's case, it also includes for years 1995-1997 the interest benefit to him of a below-market-rate residential mortgage loan made to him as an inducement to relocate to Northern Virginia. During 1995, Mr. Brann had perquisites or personal benefits whose value amounted to $56,900. Of that amount, $32,459 was for country club dues and a country club initiation fee and $17,287 was for moving expenses.

     (4) Column (f) includes the number of stock options that were granted. The 1995 and 1996 awards were adjusted for the three-for-two stock split in September, 1997.

     (5) The All Other Compensation column (g) includes the amount paid by the employer under the First Virginia Banks, Inc. Employees Thrift Plan which, for each of the named officers, was $7,125. It also includes the amounts paid by the employer under the First Virginia Supplemental Benefits Plan. This plan provides supplemental retirement benefits for those key officers who are restricted from receiving further benefits under the Thrift Plan as a result of the limitation on pretax contributions imposed by the Internal Revenue Code. For 1997, these amounts were: for Mr. Fitzpatrick, $35,398; Mr. Beavers, $9,173; Mr. Brann, $6,894; Mr. Bowman, $5,895; and Mr.
Anzilotti, $4,291. It also includes the premium amounts paid by the employer under the First Virginia Split Dollar Life Insurance Plan. For 1997, these amounts were: for Mr. Fitzpatrick, $21,630; Mr. Beavers, $14,500; Mr. Brann, $43,913; Mr. Bowman, $5,243; and Mr. Anzilotti, $4,191. It also includes the "above-market" earnings on deferred compensation earned during 1997. These amounts were: for Mr. Fitzpatrick, $1,991; Mr. Beavers, $2,014; Mr. Brann, $4,336; Mr. Bowman, $399; and Mr. Anzilotti, $1,291.


STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

     The following table shows for each of the named executive officers (1) the number of options that were granted during 1997, (2) out of the total number of options granted to all employees, the percentage granted to the named executive officer, (3) the exercise price, (4) the expiration date, and
(5) the potential realizable value of the options, assuming that the market price of the underlying securities appreciates in value from the date of grant to the end of the option term, at a 5% and 10% annualized rate. No freestanding or tandem SARs were granted in 1997.

                   Stock Option Grants In 1997


                                                          Potential
                                                          Realizable
                        Percent                           Value at
            Number of   of                                Assumed Annual
            Securities  Total                             Rates of Stock
            Underlying  Options                           Price
            Options     Granted to  Exercise              Appreciation
            Granted     Employees   or Base               for Option
            (# Shs.)    in Fiscal   Price    Expiration   Term
    Name    (1)         Year(2)     ($/Sh.)  Date         5%($)    10%($)

Barry J.    30,000      15.38%      52.31     12/16/2007  986,918 2,501,056
Fitzpatrick

Shirley C.  15,000       7.69%      52.31     12/16/2007  493,459 1,250,527
Beavers, Jr.

Raymond E.  15,000       7.69%      52.31     12/16/2007  493,459 1,250,527
Brann, Jr.

Richard F.  15,000       7.69%      52.31     12/16/2007  493,459 1,250,527
Bowman

Michael G.   7,500       3.85%      52.31     12/16/2007  246,728   625,263
Anzilotti

      (1) Options granted to the named executive officers in 1997 vest over a five-year period. All of the options that were granted in 1997 include a provision that would accelerate the vesting of the options upon a "change in control" of First Virginia. For an explanation of the "change in control" provision, see "Directors' Compensation, Consulting Arrangements and Plans Which Include Change in Control Arrangements."

     (2) Options to purchase 195,000 shares of First Virginia Common Stock were granted to employees during 1997. No freestanding SARs were granted in 1997 to employees, and none of the options that were granted had any tandem SARs.

     The following table shows for each of the named executive officers the number of shares of First Virginia Common Stock acquired upon the exercise of stock options and stock appreciation rights during 1997, the value realized upon their exercise, the number of unexercised stock options and SARs at the end of 1997, and the value of unexercised "in-the-money" stock options and SARs at the end of 1997. Stock options or freestanding SARs are considered "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the option or SAR. Some of the stock options which were granted to First Virginia's executive officers include a provision that would accelerate the vesting of the options upon a "change in control" of First Virginia. There were no unexercisable or exercisable freestanding SARs owned by any of the named executive officers at year end.

          Aggregated Options/SAR Exercises in 1997 and
                        Year-end Options
                                                            Value of
                                                            Unexercised
                                           Number of        In-the-
                                           Unexercised      Money Options
                                           Options at          at
     Name      Shares                      Year-end (#)     Year-end($)
               Acquired on  Value          Exercisable/     Exercisable/
               Exercise(#)  Realized($)    Unexercisable    Unexercisable
Barry J.
Fitzpatrick    8,144        253,554        27,478/75,000    958,459/1,056,186

Shirley C.
Beavers, Jr.   1,044         37,047        37,578/34,500    1,346,005/475,031

Raymond E.
Brann, Jr.     4,500        156,688        23,550/29,700    878,065/332,231

Richard F.
Bowman         4,621        166,082        20,150/33,000    704,375/430,250

Michael G.
Anzilotti        -              -          13,050/18,000    436,471/276,968

PENSION AND THRIFT PLANS AND SUPPLEMENTAL COMPENSATION ARRANGEMENTS

     The following table shows the estimated annual benefit payable upon retirement (life only) under the First Virginia Pension Trust Plan and under the First Virginia Supplemental Pension Trust Plan based on specified remuneration and years of credited service classifications, assuming a participant retired on December 31, 1997, at age 65. Credited service in excess of thirty years is also not taken into account in determining benefits under either plan.

       Annual Benefits Under First Virginia's Pension Trust Plan and the First Virginia Supplemental Pension Trust Plan

Average
Annual Pay    10 Years   15 Years    20 Years   25 Years   30 Years
for Highest      of         of          of         of         of
Five Years    Service    Service     Service    Service    Service


$200,000      $30,535    $ 45,802    $ 61,070   $ 76,337   $ 91,604

$300,000      $46,535    $ 69,802    $ 93,070   $116,337   $139,604

$400,000      $62,535    $ 93,802    $125,070   $156,337   $187,604

$500,000      $78,535    $117,802    $157,070   $196,337   $235,604

$600,000      $94,535    $141,802    $189,070   $236,337   $283,604

$700,000     $110,535    $165,802    $221,070   $276,337   $331,604

     Under the First Virginia Pension Trust Plan, a participant retiring at age 65 with 30 years of credited service under the Plan will receive a maximum annual pension benefit equal to 1.1% of average annual pay multiplied by 30 years of credited service plus 0.5% of average annual pay in excess of covered compensation multiplied by 30 years of credited service. The calculation of "average annual pay" is based on annual compensation for the highest five consecutive years out of the participant's final 10 years of service. "Covered compensation" is calculated by multiplying the annual average of Social Security taxable wage bases in effect for the 35 years ending with the last day of the year in which the participant attains Social Security retirement age. First Virginia also has the First Virginia Supplemental Pension Trust Plan for certain key employees which provides for the payment of supplemental pension benefits as a result of the IRS restrictions on benefits under the First Virginia Pension Trust Plan. All of the named executive officers (except for Mr. Fitzpatrick who would receive benefits at retirement under a separate Supplemental Compensation Agreement) participate in the Supplemental Pension Trust Plan.

     Remuneration or earnings determining pension benefits under both the Pension Trust Plan and the Supplemental Pension Trust Plan includes salaries and bonuses (which are listed in the Summary Compensation Table) and any other taxable compensation. Effective February 1, 1996, compensation resulting from the exercise of nonqualified options, SARs, and deferred compensation are excluded from the computation of benefits under both plans. For purposes of determining benefits under the Pension Trust Plan, each of the named executives had the following years of service as of December 31, 1997 (30 years is the maximum): Mr. Fitzpatrick, 28.4 years; Mr. Beavers,
28.3 years; Mr. Brann, 30 years; Mr. Bowman, 22.5 years; and Mr. Anzilotti,
19.2 years. If a participant retired on December 31, 1997, at age 65, the participant would receive the pension benefits as determined by using the Summary Compensation and Pension Tables shown above in conjunction with the formula described in the previous paragraph.

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

     Messrs. Fitzpatrick, Beavers, Brann and Bowman have entered into employment agreements with First Virginia which provide for their continued employment for a three-year period following the date on which a "change of
control" takes place (the "Employment Period").   These agreements require
First Virginia (or any successor corporation) to employ the executive during the Employment Period following a change of control in a position with authority, duties and responsibilities at least commensurate to what the executive had prior to a change of control, and at compensation levels (including benefits) at least equal to what the executive was making prior to the change of control. If, during the first year of his Employment Period, the executive is terminated other than for "cause" or "disability" or the executive terminates his employment for "good reason" (as those terms are defined under the employment agreements), then First Virginia (or its successor) would pay the executive a lump sum equal to 2.99 times the sum of his annual base salary and bonus. If, during the second or third year of his Employment Period, the executive is terminated other than for cause or disability or terminates his employment for good reason, then First Virginia or its successor would pay the executive a lump sum equal to two times the sum of his annual base salary and bonus. During a thirty-day period after the first year, the executive could terminate his employment for any reason and receive two times the sum of his annual base salary and bonus. Furthermore, if any payments made under the agreements subject the executive to taxes under Internal Revenue Code Section 4999, such payments would be "grossed up" to put the executive in the same after-tax position as if no excise taxes had been imposed.

     Executive officers, like other employees of First Virginia, are eligible to participate in the First Virginia Banks, Inc. Employees' Thrift Plan ("Thrift Plan"). Under the Thrift Plan, employees of First Virginia and its subsidiaries who have completed one year of service can contribute up to six percent of their compensation and receive matching employer contributions equal to 50% of their employee contributions. For the years when First Virginia meets an earnings test under the Thrift Plan, First Virginia contributes 75% of employee contributions. The Thrift Plan complies with
Section 401(k) of the Internal Revenue Code so that employee contributions can be made on a pretax basis. Employees can direct the investment of their contributions and the matching employer contributions into one or more of three funds that are administered by the Trust Department of First Virginia Bank. Reference is made to footnote 5 of the Summary Compensation Table for the amount of contributions made on behalf of the named executive officers under the Thrift Plan.

     First Virginia also maintains a First Virginia Supplemental Benefits Plan which provides supplemental retirement benefits for those key officers who are restricted from receiving further benefits under the Thrift Plan as a result of the limitation on pretax contributions imposed by the Internal Revenue Code. Under the First Virginia Supplemental Benefits Plan, executive officers can continue to make pretax contributions in excess of the IRS limits imposed on the Thrift Plan and receive matching contributions from First Virginia identical to what they would have received if they were in the Thrift Plan and there were no limitations on contributions. Reference is made to Footnote 5 of the Summary Compensation Table for the amount of the employer contributions made on behalf of the named executive officers under the First Virginia Supplemental Benefits Plan.


        DIRECTORS' COMPENSATION, CONSULTING ARRANGEMENTS
      AND PLANS WHICH INCLUDE CHANGE IN CONTROL ARRANGEMENTS

     For 1998, directors of First Virginia who are not salaried officers will be paid an annual retainer of $14,000 per year, a fee of $925 for each meeting of the Board of Directors attended, and a fee of $725 for each meeting of a Committee of the Board of Directors attended. Committee chairmen will receive $875 for each committee meeting they chair. Directors are reimbursed for out-of-town expenses incurred in connection with attendance at Board and Committee meetings.

     During 1997, Edwin T. Holland, the founder and former Chairman and Chief Executive Officer of First Virginia, and Thomas K. Malone, Jr., former Chairman and Chief Executive Officer of First Virginia, were paid $157,452 and $126,372, respectively, under supplemental compensation agreements, in addition to amounts they received from the First Virginia Pension Trust Plan and, in the case of Mr. Malone, in addition to his director fees. When requested, both Holland and Malone are required to provide consulting services under their supplemental compensation agreements. Also, during 1997, Robert H. Zalokar, former Chairman and Chief Executive Officer of First Virginia, and Paul H. Geithner, Jr., former President and Chief Administrative Officer of First Virginia, were paid $521,316 and $282,527, respectively, under supplemental compensation agreements, in addition to amounts they received from the First Virginia Pension Trust Plan and their director fees. When requested, both Zalokar and Geithner are required to provide consulting services under their supplemental compensation agreements.

     First Virginia paid Mr. Zalokar's and Mr. Malone's country club membership fees of $2,958 and $1,488, respectively, during 1997.

     During 1997, Virginia H. Brown, formerly Virginia H. Beeton, received $71,000 pursuant to her former husband's Supplemental Retirement Agreement with First Virginia, in addition to what she received from the First Virginia Pension Trust Plan. Her former husband, Ralph A. Beeton, who is now deceased, was Chairman and Chief Executive Officer of First Virginia.

     First Virginia also has two key employee salary reduction deferred compensation plans, one of which began in 1983 and the other in 1986, and two directors' deferred compensation plans, which also began in 1983 and 1986 ("Deferred Compensation Plans"). Under the Deferred Compensation Plans, participants elect to defer some or all of their compensation from First Virginia, and First Virginia agrees to pay at normal retirement age or earlier (or to participant's beneficiary or estate on participant's death) a sum substantially in excess of what each participant has deferred. To fund the benefits under the Deferred Compensation Plans, First Virginia has purchased life insurance contracts on the lives of the participants, with First Virginia as the beneficiary. For the period ending December 31, 1997, none of the named executive officers of First Virginia deferred any compensation under the Deferred Compensation Plans.

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

     First Virginia has a Split Dollar Life Insurance Plan ("Split Dollar Plan") which currently includes all executive employees of First Virginia including those named in the Summary Compensation Table. Under the Split Dollar Plan, an executive can purchase ordinary life insurance policies with coverage of at least two times what is projected to be the executive's base salary at retirement, up to a limit of $1,000,000. A portion of the premiums will be loaned to the executives by First Virginia up to the later of ten years or the executive's retirement date. At the end of this period, if assumptions about mortality, dividends and other factors are realized, First Virginia will recover all of its loans for premiums from the cash value of the policy. The policy will then be transferred to the executive, who will pay all further premiums, if any, under the policy. Executives who participate in the Split Dollar Plan forego any insurance coverage over $50,000 under the First Virginia Group Life Insurance Plan. During 1989, the Split Dollar Plan was amended so that in the event of a "change in control," only the executive would have the right to terminate the policy.

     First Virginia's Board of Directors approved in 1992 the establishment of a trust with Chemical Bank (now The Chase Manhattan Bank) as the trustee to partially secure the benefits of some of First Virginia's nonqualified compensation plans, including the Deferred Compensation Plans and the First Virginia Supplemental Benefits Plan, in case of a change in control. Under the trust agreement establishing the trust, if a "change in control" takes place, the trustee would pay the benefits under the covered compensation plans out of the trust assets that have been contributed to the trust by First Virginia, if First Virginia refused to pay the benefits. The trust is considered a "grantor trust" subject to the claims of First Virginia's general creditors. For accounting purposes, the trust assets are considered corporate assets and, therefore, no balance sheet impact to First Virginia will result from the establishment of the trust. The trust agreement does not include a provision which would accelerate the vesting or payment of any of the benefits under the covered compensation plans in case of a change in control. During 1997, First Virginia did not make a contribution to the Trust.

     The 1983 deferred compensation plans, the Split Dollar Plan, the above-described trust agreement with The Chase Manhattan Bank, Mr. Fitzpatrick's Supplemental Compensation Agreement, certain stock option agreements, and the above-described employment agreements all include change in control provisions. Under this definition, a change in control means: (a) an acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of First Virginia Common Stock or (ii) the combined voting power of the then outstanding voting securities of First Virginia entitled to vote generally in the election of directors (the "Outstanding First Virginia Voting Securities"); provided, however, that any acquisition directly from or by First Virginia or any acquisition by any employee benefit plan (or related trust) sponsored or maintained by First Virginia or an affiliated company or any acquisition by a company pursuant to a transaction which complies with clauses (i), (ii) and (iii) of (c) below would be excluded; or (b) individuals who, as of the date when the change in control provisions were adopted, constitute the Board (the "Incumbent Board") of First Virginia, cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director whose election, or nomination for election by First Virginia's shareholders, was approved by vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual was a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or (c) consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of First Virginia (a "Business Combination"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the outstanding First Virginia Common Stock and Outstanding First Virginia Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns First Virginia or all or substantially all of First Virginia's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the outstanding First Virginia Common Stock and the outstanding First Virginia Voting Securities, as the case may be, (ii) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of First Virginia or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or the action of the Board, providing for such Business Combination; or (d) approval by the shareholders of First Virginia of a complete liquidation or dissolution of First Virginia.


     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of First Virginia's Management Compensation and Benefits Committee are Edward M. Holland, Eric C. Kendrick, John B. Melvin,
W. Lee Phillips, Jr., and Albert F. Zettlemoyer. Edward M. Holland is the son of Edwin T. Holland, the founder and former Chairman and Chief Executive Officer of First Virginia. As noted above, Edwin T. Holland receives a fee from First Virginia pursuant to a Supplemental Compensation Agreement. Also, as noted above, Edward M. Holland's sister, Virginia H. Brown, receives a benefit pursuant to her former husband's Supplemental Retirement Agreement with First Virginia. Albert F. Zettlemoyer's daughter is an officer of First Virginia Insurance Services, Inc., a subsidiary of First Virginia. None of the members of the Management Compensation and Benefits Committee served as members of the compensation committees of another entity. No executive officer of First Virginia served as a director of another entity that had an executive officer serving on First Virginia's compensation committee. No executive officer of First Virginia served as a member of the compensation committee of another entity which had an executive officer who served as a director of First Virginia.

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

     The overall goal of First Virginia's compensation policy is to motivate, reward, and retain its key executive officers. The Committee believes this should be accomplished through an appropriate combination of competitive base salaries and, at times, both short-term and long-term incentives.

     The primary components of First Virginia's executive compensation program are base salaries, bonuses, (e.g., short-term compensation), and equity compensation (e.g., long-term compensation). Executive officers also participate in other broad-based employee compensation and benefit programs. In its determination of executive compensation, the Committee noted the potential effect of the one million dollar deduction limitation under Section 162(m) of the Internal Revenue Code but declined to alter its policy in determining executive compensation to meet the requirements for deductibility under Section 162(m) because the amount of compensation affected, if any, was not material.

Base Salary

     The Compensation Committee's policy for determining base salaries is based on two primary factors:

     (1) the degree of responsibility the executive officer has, his experience, and the number of years he has been in office and

     (2) the compensation levels of corresponding positions at other banking companies of comparable size that compete with and serve the same markets as First Virginia. This "Local Peer Group" of companies consists of Crestar Financial Corporation, Central Fidelity Banks, Inc., and Signet Banking Corporation based in Virginia, First Maryland Bancorp and Mercantile Bankshares Corporation based in Maryland, First Tennessee National Corporation based in Memphis and First American Corporation of Tennessee based in Nashville. Base salaries are targeted to be the median salaries of corresponding positions in the "Local Peer Group." For 1997, Mr. Fitzpatrick's base salary was $600,000 which was equal to the median for salaries paid to his counterparts in the "Local Peer Group."

Short-Term Incentives/Bonuses

     The Committee grants bonuses to the executive officers and CEO based on the extent to which First Virginia achieves or exceeds annual performance objectives. The Compensation Committee may award bonuses to the CEO and to the executive officers if First Virginia achieves a return on total average assets (ROA) of at least 1% (the same basis for determining payments of profit sharing to all employees). ROA generally is considered by the Committee to be the most important single factor in measuring the performance of a banking company, and achievement of a 1% ROA generally is considered by the Committee to be the minimum for a good performing banking company.

     Bonus awards are based on the following:
     (a) The Committee establishes target amounts each year for return on average assets ("ROA"), return on total stockholders' equity ("ROE"), asset quality, and capital strength consistent with First Virginia's Profit Plan target amounts. Up to 50% of an executive's salary may be awarded if the corporation achieves an ROA equivalent to 80% or more of the ROA target amount for the year. For the chief executive officer, First Virginia would also have to achieve 80% of targeted amounts for ROE, asset quality as determined by the ratio of nonperforming assets to total loans (NPA ratio) and net loan charge-offs (CO ratio), and capital strength based on the average equity-to-asset ratio (Equity/Asset ratio) and the Tier I risk-based capital ratio); or

     (b) Up to 30% of an executive's bonus may be awarded based on the degree to which First Virginia's earnings, asset quality, and capital ratios exceed the average for the other major banking companies based in the Southeast, the "Southern Regional Peer Group," as compiled by Keefe, Bruyette and Woods, the New York securities firm which specializes exclusively in the banking and thrift industry; or

     (c) Up to 20% of an executive's bonus may be awarded at the discretion of the Committee based on an individual executive's performance.

     Within the above parameters, at the beginning of each year, the Committee establishes for the CEO a target bonus which is based on a projected return on assets for First Virginia. At the end of the year, the Committee considers a preliminary bonus after taking into account the target bonus, First Virginia's actual return on assets for the year, and a formula which is based on a set relationship between the actual versus the projected return on assets.

     The Committee then exercises its judgment in light of the foregoing parameters and other considerations, including the Committee's view of individual performance and potential and the recommendations of the CEO for the executive officers (other than himself), to reach a bonus decision for each executive officer and for the CEO. The Committee does not use a formula to determine a final bonus decision. Among other things, Mr. Fitzpatrick's bonus reflected First Virginia's success in achieving a 1.49% return on assets (for the first nine months) and the other above-described results. Consistent with the Committee's avoidance of a strict formula approach, no specific weighting among the above 50%, 30% and 20% factors was specified. The Committee believes that the use of the above approach provides a flexible yet effective method of motivating First Virginia's management.

     Listed below are the annualized ratios for First Virginia and the Southern Regional Peer Group based on results for the first nine months of 1997, the latest data available to the Committee at the time the incentive awards were considered.

                                     First Virginia
                                ---------------------
                                Profit Plan
                                or Target                KBW Southern
                                Amount         Actual    Regional Peer Group
                                ---------------------    -------------------
Earnings (Higher is better)
           ROA                    1.40%         1.49%        1.29%
           ROE                   13.09%        13.76%       15.11%

Asset Quality (Lower is better)
           NPA                     .50%          .43%         .59%
           CO                      .30%          .30%         .32%


Capital (Higher is better)
 Equity/Asset Ratio               9.5%          11.20%       8.46%
 Tier I Risk Based Capital       10.0%          12.79%      10.87%


     First Virginia's actual results equaled or exceeded the profit plan or target amount in every category and exceeded the Regional Peer Group in every category except ROE. For that reason, the Committee awarded Mr. Fitzpatrick a bonus of $325,000.

Long-Term Compensation/Stock Options

     The Committee believes that the granting of stock options is the most appropriate form of long-term compensation for executives and that such awards of equity encourage the executive to achieve a significant ownership stake in the success of First Virginia.

     At the end of 1997, the Committee granted options covering a total of 195,000 shares of First Virginia Common Stock at $52.31 per share to the CEO and to certain officers. Each option that was awarded by the Committee vests over a five-year period in equal annual installments.

     The size of each option award was not based on a formula and did not necessarily correlate to the degree by which First Virginia's results exceeded those of its Market Area Peer Group or the amount of each executive's current stock-based holdings. Instead, the size of each award was based on a number of factors, some of which were subjective, including the performances of the CEO and each executive officer and the degree of responsibility each executive officer has with First Virginia. Mr. Fitzpatrick received options covering 30,000 shares. The size of his grant was primarily based on the performance of First Virginia as described above.


     Edward M. Holland
     Eric C. Kendrick
     John B. Melvin
     W. Lee Phillips
     Albert F. Zettlemoyer

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

     No person is known by management of the Corporation to own beneficially, directly or indirectly, more than five percent of any class of the Corporation's voting securities. The number of shares of the Corporation's voting securities beneficially owned by each of the Corporation's directors and by all of its directors and officers as a group is shown in Part III, item 10, on pages 80 through 83 of this report.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     During the past year, certain of the directors and officers of First Virginia and their associates had loans outstanding from First Virginia's banking subsidiaries. Each of these loans was made in the ordinary course of the lending bank's business. In some cases, where officers of First Virginia or its subsidiaries had to be relocated, residential mortgage loans were made by First Virginia at favorable interest rates. During 1995, First Virginia made a below market rate residential mortgage loan in the amount of $400,000 at 7-5/8% to Raymond E. Brann, Jr., Executive Vice President of First Virginia, as an inducement for him to relocate to Northern Virginia. The interest benefit to him of that loan is included in the Summary Compensation Table. However, none of the other named executive officers had any other below market rate loans from First Virginia and none of them had any loans from any of First Virginia's banking subsidiaries at favorable interest
rates.   All other loans have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1997, the aggregate amount of loans outstanding to all directors and executive officers of First Virginia and associates and members of their immediate families was approximately $4,592,582.

                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

FINANCIAL STATEMENTS:

     The following consolidated financial statements and report of independent auditors of the Corporation and its subsidiaries are in Part II, item 8 on the following pages:
                                                                        Page
     Consolidated Balance Sheets - December 31, 1997 and 1996          47/48

     Consolidated Statements of Income - Three Years Ended
       December 31, 1997                                               49/50

     Consolidated Statements of Shareholders' Equity - Three Years
       Ended December 31, 1997                                         51/52

     Consolidated Statements of Cash Flows - Three Years Ended
       December 31, 1997                                               53/54

     Notes to Consolidated Financial Statements                        55/77

     Report of Ernst & Young LLP, Independent Auditors                    79

EXHIBITS:

     The following exhibits are filed as a part of this report:

     (3)(i) Restated Articles of Incorporation are incorporated by reference to Exhibit 3 of the 1993 Annual Report on Form 10K.

     (3)(ii) Restated Bylaws

     (4) Reference is made to First Virginia's Amendment to Form 8-A filed with the Commission on September 29, 1997 for a complete copy of the Amended and Restated Rights Agreement which describes the Rights which are attached to all common stock certificates.

          Instruments defining the rights of holders of the Corporation's long-term debt are not filed herein because the total amount of securities authorized thereunder does not exceed 10% of consolidated total assets. The corporation hereby agrees to furnish a copy of such instruments to the Commission upon its request.

    (10) Management contract for Mr. Barry J. Fitzpatrick is incorporated by reference to Exhibit 10 of the 1994 Annual Report on Form 10-K. Management contracts for Messrs. Ralph A. Beeton, Paul H. Geithner, Jr., Edwin T. Holland, Thomas K. Malone, Jr. and Robert H. Zalokar are incorporated by reference to Exhibit 10 of the 1992 Annual Report on Form 10-K. Also incorporated from that exhibit are: (1) Key Employee Salary Reduction Deferred Compensation Plans and Directors' Deferred Compensation Plans for 1983 and 1986 and (2) A compensatory plan known as the Collateral Assignment Split Dollar Life Insurance Agreement and Plan. (3) There are also four plans relating to options and rights. The 1982 Incentive Stock Option Plan is incorporated by reference to Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987. The 1986 Incentive Stock Option Plan, Nonqualified Stock Option Plan and Stock Appreciation Rights Planare incorporated by reference to Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987. The 1991 Incentive Stock Option Plan, Nonqualified Stock Option Plan and Stock Appreciation Rights Plan is incorporated by reference to Registration Statement Number 33-54802 on Form S-8 dated
          November 20, 1992.

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

          Incorporated by reference to Exhibit 10 of the 1996 Annual Report on Form 10K is the Second Amendment to the Management Contract for Mr. Barry J. Fitzpatrick, dated December 17, 1996. Also incorporated by reference is Mr. Fitzpatrick's Supplemental Compensation Agreement, which was included in Exhibit 10 of the 1994 Annual Report on Form 10K and an amendment to (1) Paragraph 1(a) which was included in Exhibit 10 of the 1995 Annual Report on Form 10-K. Also incorporated by reference to Exhibit 10 of the 1996 Annual Report on Form 10K are employment agreements regarding "Change of Control" for Mr. Barry J. Fitzpatrick, Shirley C. Beavers, Jr., Richard F. Bowman, Raymond E. Brann, Jr. and Thomas
          P. Jennings.

    (12)  Statement RE: Computation of Ratios.

    (13) First Virginia Banks, Inc., 1997 Annual Report to its Shareholders. (Not included in the electronic filing).

    (21)  Subsidiaries of the Registrant.

    (23)  Consent of Independent Auditors.

    (27)  Financial Data Schedule.

FINANCIAL STATEMENT SCHEDULES:

  Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORTS ON FORM 8-K:

  No reports on Form 8-K were required to be filed during the last quarter of 1997.
SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed as of March 25, 1998, on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST VIRGINIA BANKS, INC.


                                      /s/ Barry J. Fitzpatrick
                                     ___________________________________
                                     Barry J. Fitzpatrick, Chairman, President
                                     and Chief Executive Officer


                                      /s/ Richard F. Bowman
                                     ___________________________________
                                     Richard F. Bowman, Senior Vice President,
                                     Treasurer and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as of March 25, 1998 on behalf of the registrant and in the capacities indicated.

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

                      For the Year Ended December 31, 1997

                                     ITEM 14

                                    EXHIBITS


                 The Exhibits filed with this annual report are

                                included herein.























                           FIRST VIRGINIA BANKS, INC.
                            6400 Arlington Boulevard
                        Falls Church, Virginia 22042-2336

                                                            Exhibit 3 (ii)

                                   BYLAWS

                                     OF

                         FIRST VIRGINIA BANKS, INC.

                 (With Amendments through December 17, 1997)


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

                                 ARTICLE II

                             BOARD OF DIRECTORS

 Section 1. General Powers. The business and affairs of the corporation shall be managed by the board of directors subject to any requirement of stockholder action.
 Section 2.  Number.  The number of directors shall be fourteen (14).
 Section 3. Terms of Directors. A person shall be elected to serve a term of three years or to fill the unexpired term of the class to which the directorship position has been assigned. A person appointed by the board to fill the unexpired term of a directorship position shall stand for election to that directorship position at the next stockholders' meeting at which directors are elected. Except as required by law, no person who has reached the age of 72 years shall be eligible to serve as a director, except that a director who reaches the age of 72 years may continue to serve the unexpired portion of the term for the class of the directorship position held by such person. Notwithstanding the above, any person who has served or may serve as chairman of the corporation in good standing until retirement and any person who served as chairman of a subsidiary bank of the corporation on November 1, 1994, shall continue to be eligible to serve as a director for any class of directorship position whose term shall not expire before such chairman shall reach the age of 75 years.
 Section 4. Vacancies. Any vacancy on the board of directors for any cause, except a vacancy created by an increase by more than two in the number of directors, may be filled for the unexpired portion of the term by a majority vote of all of the remaining directors, though less than a quorum, given at a regular meeting or at a special meeting called for that purpose. In case the entire board shall die or resign, any stockholder may call a special meeting of the stockholders upon notice as hereinbefore provided for meetings of the stockholders, at which special meeting the directors for the unexpired portion of the term may be elected.
 Section 5. Fees. Nonemployee directors shall not receive any stated salary for their services, but, by resolution of the board of directors, they may receive a retainer, a fixed sum for attendance at each regular or special meeting of the board and any meeting of any committee, and reimbursement for expenses of attendance, if any, at board and committee meetings. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.
 Section 6. Senior Advisory Board. The board of directors may appoint a senior advisory board, the eligible members of which shall be such directors of the corporation who served on the board of directors at the age of 72 years or who shall have resigned from the board because of poor health and requested a transfer to it. The members of such board shall serve at the pleasure of the corporation's board of directors until the next annual meeting of stockholders. At the board meeting following each annual meeting of stockholders, such member may be reappointed if such member has not then reached the age of 75 years or, for any member who served as a director until the age of 75 years, if such member has not then reached the age of 78; however, under no circumstance shall a member be appointed more than two times after the initial appointment. Members of the senior advisory board shall receive notice of and be entitled to attend all regular meetings of the corporation's board of directors and shall receive the same fees and expenses as are paid to members, but will not be entitled to vote at such meetings.
 Section 7. Stock Ownership of Directors. Every director shall be the owner of stock of the corporation having a book value of not less than Five Thousand Dollars ($5,000). Such stock must be unpledged and unencumbered at the time such director becomes a director and during the whole of his term as such. Any director violating the provisions of this section shall immediately vacate his office.

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

                         FIRST VIRGINIA BANKS, INC.















                                   BYLAWS



















                  With Amendments through December 17, 1997

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

ARTICLE X -  AMENDMENTS . . . . . . . . . . . . . . . . . . . . . . . . . 15

                                                                 EXHIBIT 12
                           FIRST VIRGINIA BANKS, INC.
                       STATEMENT RE: COMPUTATION OF RATIOS


                                         Year Ended December 31
                            1997       1996       1995       1994       1993
                         ---------- ---------- ---------- ---------- ----------
                            (in thousands, except per share data and ratios)
Ratios - Page 10
----------------
 Book Value Per Share:
  Total shareholders'
    equity               $1,011,156 $  871,277 $  869,647 $  806,888 $  691,501
  Preferred stock               583        647        695        746        805
                         ---------- ---------- ---------- ---------- ----------
  Common shareholders'
    equity                1,010,573    870,630    868,952    806,142    690,696
  Common shares
    outstanding              51,817     48,612     50,927     51,075     48,666

  Book value per share   $    19.50 $    17.91 $    17.06 $    15.79 $    14.19
                         ========== ========== ========== ========== ==========

Ratios - Page 11
----------------
 Return on Average Assets:
  Net income             $  124,845 $  116,341 $  111,599 $  113,221 $  116,024
  Average assets          8,659,845  8,145,963  7,941,224  7,157,784  6,890,738

  Return on average
    assets ratio              1.44%      1.43%      1.41%      1.58%      1.68%
                         ========== ========== ========== ========== ==========

 Return on Average Equity:
  Net income             $  124,845 $  116,341 $  111,599 $  113,221 $  116,024
  Average shareholders'
    equity                  953,109    869,791    836,387    718,442    651,461

  Return on average
    equity ratio             13.10%     13.38%     13.34%     15.76%     17.81%
                         ========== ========== ========== ========== ==========

 Net Interest Margin:
  Net interest income
    (taxable equivalent) $  414,198 $  380,510 $  365,142 $  349,469 $  347,946
  Total average
    earning assets        7,957,748  7,521,408  7,291,540  6,619,785  6,369,351

  Net interest margin
    ratio                     5.20%      5.06%      5.00%      5.28%      5.46%
                         ========== ========== ========== ========== ==========

                           FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE: COMPUTATION OF RATIOS (Continued)


                                         Year Ended December 31
                            1997       1996       1995       1994       1993
                         ---------- ---------- ---------- ---------- ----------
                                       (in thousands, except ratios)
 Risk-Based Capital:
  Tier 1:
   Tier 1 risk-based
     capital             $  837,522 $  780,695 $  777,501 $  725,258 $  678,139
   Risk weighted assets   6,473,851  5,754,997  5,042,824  4,912,312  4,026,386

   Tier 1 risk-based
     capital ratio           12.94%     13.57%     15.42%     14.76%     16.84%
                         ========== ========== ========== ========== ==========

  Total Capital:
   Total risk-based
     capital             $  905,586 $  843,456 $  835,423 $  784,118 $  728,481
   Risk weighted assets   6,473,851  5,754,997  5,042,824  4,912,312  4,026,386

   Total risk-based
     capital ratio           13.99%     14.66%     16.57%     15.96%     18.09%
                         ========== ========== ========== ========== ==========

 Tier 1 Leverage Ratio:
  Tier 1 risk-based
    capital              $  837,522 $  780,695 $  777,501 $  725,258 $  678,139
  Total quarterly
    average assets        8,788,009  8,055,381  8,071,746  7,078,376  7,007,511

  Tier 1 leverage ratio       9.53%      9.69%      9.63%     10.25%      9.67%
                         ========== ========== ========== ========== ==========

 Capital Strength:
  Average shareholders'
    equity                  953,109    869,791    836,387    718,442    651,461
  Average assets          8,659,845  8,145,963  7,941,224  7,157,784  6,890,738

  Capital strength ratio     11.01%     10.68%     10.53%     10.04%      9.45%
                         ========== ========== ========== ========== ==========

 Dividends Declared:
  Common dividends
    declared, per share        1.05       0.96       0.91       0.85       0.75
  Net income, per share        2.47       2.34       2.19       2.34       2.39

  Dividends as percent
    of net income            42.59%     41.24%     41.42%     36.41%     31.58%
                         ========== ========== ========== ========== ==========

                           FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE: COMPUTATION OF RATIOS (Continued)


                                        Year Ended December 31
                           1997       1996       1995       1994       1993
                        ---------- ---------- ---------- ---------- ----------
                                      (in thousands, except ratios)
Ratios - Page 37
----------------
 Net Loan Losses to Average Loans:
  Net charge-offs:
   Credit card          $    8,480 $    6,765 $    5,481 $    3,821 $    3,758
   Indirect automobile       6,125      3,944      1,644        408        725
   Other                     1,901      1,632        855        492        699
   Real estate                (129)       175        149         95         22
   Commercial                1,048        379      1,150        126        (82)
                        ---------- ---------- ---------- ---------- ----------
  Net charge-offs       $   17,425 $   12,895 $    9,279 $    4,942 $    5,122
                        ---------- ---------- ---------- ---------- ----------


  Average loans:
   Credit card          $  176,296 $  180,577 $  171,585 $  146,429 $  134,102
   Indirect automobile   2,111,638  1,812,105  1,666,029  1,493,932  1,241,906
   Other                 1,478,092  1,463,948  1,454,779  1,448,672  1,293,455
   Real estate           1,096,448    962,891    924,763    667,382    691,048
   Commercial              849,224    752,135    738,337    630,724    597,811
                        ---------- ---------- ---------- ---------- ----------
  Average loans         $5,711,698 $5,171,656 $4,955,493 $4,387,139 $3,958,322
                        ---------- ---------- ---------- ---------- ----------


  Ratios by category:
   Credit card               4.81%      3.75%      3.19%      2.61%      2.80%
   Indirect automobile       0.29       0.22       0.10       0.03       0.06
   Other                     0.13       0.11       0.06       0.03       0.05
   Real estate              (0.01)      0.02       0.02       0.01        -
   Commercial                0.12       0.05       0.16       0.02      (0.01)
                        ---------- ---------- ---------- ---------- ----------
  Total net charge-offs
    to average loans         0.31%      0.25% $    0.19%      0.11%      0.13%
                        ========== ========== ========== ========== ==========

                           FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE: COMPUTATION OF RATIOS (Continued)

                                                   1997
                              ----------------------------------------------
                                              Quarter Ended
                              ----------------------------------------------
                                Dec. 31    Sept. 30    June 30      Mar. 31
                              ----------  ----------  ----------  ----------
                                       (in thousands, except ratios)
Ratios - Page 45
----------------
  Rates Earned on Assets:
    Interest income
      (taxable equivalent)    $  164,890  $  166,587  $  157,787  $  146,561
    Total earning assets       8,202,358   8,217,963   7,857,720   7,550,354

    Rates earned on assets          8.02%       8.08%       8.02%       7.87%
                              ==========  ==========  ==========  ==========

  Rates Paid on Liabilities:
    Interest expense          $   58,268  $   58,405  $   54,647  $   51,607
    Total interest-bearing
      liabilities              6,429,625   6,455,955   6,192,191   5,959,376

    Rates paid on liabilities       3.60%       3.59%       3.54%       3.46%
                              ==========  ==========  ==========  ==========

  Net Interest Margin:
    Net interest income
      (taxable equivalent)    $  106,621  $  108,181  $  103,141  $   96,245
    Total average
      earning assets           8,202,358   8,217,963   7,857,720   7,550,354

  Net interest margin ratio         5.20%       5.26%       5.23%       5.10%
                              ==========  ==========  ==========  ==========

  Return on Average Assets:
    Net income                $   29,377  $   34,718  $   31,353  $   29,397
    Average assets             8,961,643   8,974,147   8,532,192   8,169,319

  Return on average
    assets ratio                    1.31%       1.55%       1.47%       1.44%
                              ==========  ==========  ==========  ==========

  Return on Average Equity:
    Net income                $   29,377  $   34,718  $   31,353  $   29,397
    Average shareholders'
      equity                   1,003,669     999,916     912,709     871,591

    Return on average
      equity ratio                 11.71%      13.89%      13.74%      13.49%
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
                              ==========  ==========  ==========  ==========

                    SUBSIDIARIES OF THE REGISTRANT        EXHIBIT 21
                           December 31, 1997
                                                  State of Incorporation and
                                                    Headquarters Location
                                                 ---------------------------
First Virginia Banks, Inc.                       Falls Church, Virginia
  Banking Subsidiaries:
     Northern Region:
       First Virginia Bank                       Falls Church, Virginia
         First General Mortgage Company          Falls Church, Virginia
         First Virginia Mortgage Company         Falls Church, Virginia
         First Virginia Commercial Corporation   Falls Church, Virginia
         First Virginia Card Services, Inc.      Falls Church, Virginia
         First Virginia Credit Services, Inc.    Falls Church, Virginia
     Maryland Region:
       First Virginia Bank-Maryland                Upper Marlboro, Maryland
       Farmers Bank of Maryland                    Annapolis, Maryland
         Colonial Securities Corporation               Wilmington, Delaware
         C.B. Properties, Inc.                     Bel Air, Maryland
         C.B. Properties II, Inc.                  Bel Air, Maryland
       Atlantic Bank                               Ocean City, Maryland
       The Caroline County Bank                    Greensboro, Maryland
     Eastern Region:
       First Virginia Bank of Tidewater          Norfolk, Virginia
       First Virginia Bank-Colonial              Richmond, Virginia
       First Virginia Bank-Commonwealth          Grafton, Virginia
     Southwest Region:
       First Virginia Bank-Southwest             Roanoke, Virginia
       First Virginia Bank-Franklin County       Rocky Mount, Virginia
       First Virginia Bank-Piedmont              Lynchburg, Virginia
       First Virginia Bank-Clinch Valley         Tazewell, Virginia
     Shenandoah Valley Region:
       First Virginia Bank-Blue Ridge            Staunton, Virginia
     Tennessee-Western Virginia Region:
       First Virginia Bank-Mountain Empire       Abingdon, Virginia
       Tri-City Bank and Trust Company               Blountville, Tennessee
       First Vantage Bank-Tennessee                  Knoxville, Tennessee
  Nonbanking Subsidiaries
       First Virginia Insurance Services, Inc.   Falls Church, Virginia
         First Virginia Insurance Services of
            Maryland, Inc.                       Falls Church, Virginia
       First Virginia Services, Inc.             Falls Church, Virginia
       First Virginia Life Insurance Company     Falls Church, Virginia
       Springdale Advertising Agency, Inc.       Falls Church, Virginia
       Northern Operations Center, Inc.          Falls Church, Virginia
       Southwest Operations Center, Inc.         Falls Church, Virginia
       Eastern Operations Center, Inc.           Falls Church, Virginia
       United Land Corporation                     Upper Marlboro, Maryland
       Springdale Temporary Services, Inc.       Falls Church, Virginia
       First General Leasing Company             Falls Church, Virginia
       Farmers National Land Corporation           Annapolis, Maryland
       Maryland Operations Center, Inc.            Annapolis, Maryland

All of the organizations listed above are 100% owned by First Virginia Banks, Inc., or one of its subsidiary banks.

                                                                   Exhibit 23

                       Consent of Independent Auditors

Board of Directors
First Virginia Banks, Inc.

We consent to the incorporation by reference into Registration Statement Number 33-30465 on Form S-8 dated June 30, 1997, Post-effective Amendment No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994, Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993, Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992, Registration Statement Number 33-31890 on form S-3 dated November 1, 1989, Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987, and Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987, of our report dated
January 20, 1998, with respect to the consolidated financial statements of First Virginia Banks, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 1997.

                                                  /s/ Ernst & Young LLP
                                                  _____________________
                                                  Ernst & Young LLP

Washington, D.C.
March 25, 1998