Form 10-Q
period 1998-03-31
FIRST VIRGINIA BANKS INC
filed 1998-05-15
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                 Commission file number 1-6580
             March 31, 1998


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


               On April 30, 1998, there were 51,842,435 shares of common stock outstanding.



     This report contains a total of 25 pages.

                                    INDEX
                                                                  Page

                                                               ---------
     PART I - Financial Information


        Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - March 31,
              1998 and 1997, (Unaudited), and December 31, 1997   3/ 4

           Condensed Consolidated Statements of Income - Three
              months ended March 31, 1998 and 1997 (Unaudited)    5/ 6

           Condensed Consolidated Statements of Cash Flows - Three
              months ended March 31, 1998 and 1997 (Unaudited)       7

           Condensed Consolidated Statements of Shareholders'
              Equity - Three months ended March 31, 1998
              and 1997 (Unaudited)                                   8

           Notes to Condensed Consolidated Financial
              Statements (Unaudited)                              9/13

        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         13/18

     PART II - Other Information


        Item 6.  Exhibits and Reports on Form 8-K

           Signature                                                19

           Exhibit 12 - Statement re: Computation of Ratios         20

           Exhibit 15 - Independent Accountants' Review
              Report from Ernst & Young LLP                         21

           Exhibit 15A - Letter of Acknowledgement of
              Ernst & Young LLP, Independent Accountants            22

           Exhibit 27 - Financial Data Schedules                    23

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

                                               March 31  December 31 March 31
                                                 1998       1997       1997
                                              ---------- ---------- ----------
                                             (Unaudited)            (Unaudited)
                                                      (In thousands)
ASSETS
Cash and due from banks                       $  398,354 $  386,832 $  339,377
Money market investments                         340,263    243,162    426,173
                                              ---------- ---------- ----------
        Total cash and cash equivalents          738,617    629,994    765,550
                                              ---------- ---------- ----------
Mortgage loans held for sale                      21,084     18,953     13,835
Investment securities - available for sale
   (at market value)                              23,437        -          -
Investment securities - held to maturity
   (market values of $2,146,904, $1,954,155
           and $1,803,212                      2,141,825  1,946,944  1,815,004

Loans, net of unearned income                  5,858,520  5,937,978  5,329,160
   Deduct:  Allowance for loan losses            (67,117)   (68,064)   (62,468)
                                              ---------- ---------- ----------
        Net loans                              5,791,403  5,869,914  5,266,692
                                              ---------- ---------- ----------

Other earning assets                              21,473     21,444     19,685
Premises and equipment                           165,441    164,301    147,102
Intangible assets                                186,257    174,976     92,609
Accrued income and other assets                  180,209    185,111    141,535
                                              ---------- ---------- ----------
   Total Assets                               $9,269,746 $9,011,637 $8,262,012
                                              ========== ========== ==========

                                               March 31  December 31 March 31
                                                 1998       1997       1997
                                              ---------- ---------- ----------
                                             (Unaudited)            (Unaudited)
                                                        (In thousands)
LIABILITIES
Deposits:
   Noninterest-bearing                        $1,520,248 $1,460,784 $1,334,518
   Interest-bearing:
        Interest checking/savings plan         1,406,234  1,391,962  1,295,932
        Money market accounts                    849,106    772,067    716,406
        Savings deposits                       1,160,411  1,124,058  1,117,005
        Consumer certificates of deposit       2,461,759  2,444,132  2,256,509
        Large denomination
          certificates of deposit                423,693    426,839    345,913
                                              ---------- ---------- ----------
           Total deposits                      7,821,451  7,619,842  7,066,283

Short-term borrowings                            274,476    251,687    236,638
Long-term indebtedness                             3,875      2,826      3,700
Accrued interest and other liabilities           139,315    126,126     99,111
                                              ---------- ---------- ----------
   Total Liabilities                           8,239,117  8,000,481  7,405,732
                                              ---------- ---------- ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       551        583        645
Common stock, $1 par value                        51,841     51,817     47,706
Capital surplus                                   93,359     92,971        -
Retained earnings                                882,803    865,785    807,929
Accumulated other comprehensive income             2,075        -          -
                                              ---------- ---------- ----------
   Total Shareholders' Equity                  1,030,629  1,011,156    856,280
                                              ---------- ---------- ----------
   Total Liabilities and Shareholders' Equity $9,269,746 $9,011,637 $8,262,012
                                              ========== ========== ==========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                           Three Months Ended
                                                March 31
                                             1998       1997
                                           --------   --------
                                  (In thousands, except per-share data)

Interest income:
     Loans                                 $127,349   $114,297
     Mortgage loans held for sale               268        166
     Investment securities -
      available for sale                        141        -
     Investment securities -
      held to maturity                       26,584     27,064
     Money market investments                 7,363      4,706
     Other earning assets                       367        328
                                            -------    -------
        Total interest income               162,072    146,561
                                            -------    -------

Interest expense:
     Deposits                                54,152     48,974
     Short-term borrowings                    3,211      2,590
     Long-term indebtedness                      47         43
                                            -------    -------
        Total interest expense               57,410     51,607
                                            -------    -------
Net interest income                         104,662     94,954
Provision for loan losses                     4,084      3,342
                                            -------    -------
Net interest income after provision
 for loan losses                            100,578     91,612
                                            -------    -------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued) (Unaudited)


                                            Three Months Ended
                                                March 31
                                             1998       1997
                                            -------    -------
                                  (In thousands, except per-share data)

Net interest income after provision
 for loan losses                            100,578     91,612
                                            -------    -------
Noninterest income:
    Service charges on deposit
      accounts                               10,873      9,889
    Insurance premiums and
      commissions                             1,770      1,567
    Credit card service charges
      and fees                                2,768      2,633
    Trust services                            2,601      2,248
    Electronic banking service fees           2,734      2,350
    Income from other customer
      services                                3,464      3,463
    Securities gains (losses) before
      income tax provisions
      of $177 and $(3)                          506         (9)
    Other                                     1,731      1,092
                                            -------    -------
        Total noninterest income             26,447     23,233
                                            -------    -------
Noninterest expense:
     Salaries and employee benefits          43,632     39,677
     Occupancy                                6,353      5,808
     Equipment                                6,915      5,836
     Advertising                              2,225      1,738
     Printing and supplies                    1,756      1,641
     Credit card processing fees              1,936      1,929
     Amortization of intangibles              3,421      2,125
     Other                                   12,522     10,987
                                            -------    -------
        Total noninterest expense            78,760     69,741
                                            -------    -------
Income before income taxes                   48,265     45,104
Provision for income taxes                   16,723     15,707
                                            -------    -------
NET INCOME                                  $31,542    $29,397
                                            =======    =======
Net income per share of common stock
  Basic                                        $.61       $.61
  Diluted                                       .61        .60

Average shares of common stock outstanding
  Basic                                      51,828     48,550
  Diluted                                    52,110     48,807

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                           Three Months Ended
                                                                 March 31
                                                             1998       1997
                                                           --------   --------
                                                              (In thousands)

Net cash provided by operating activities                  $ 38,791   $ 33,190
                                                           --------   --------
Investing activities:
     Proceeds from the maturity of
        held to maturity securities                         604,304    199,890
     Proceeds from the maturity or sale of
        available for sale securities                           538       -
     Purchase of held to maturity securities               (806,080)  (195,146)
     Purchase of available for sale securities              (14,077)      -
     Net decrease in loans                                   74,426     31,992
     Net increase in other earning assets                       (29)       (13)
     Purchases of premises and equipment                     (4,862)    (2,258)
     Sales of premises and equipment                            351        141
     Intangible assets acquired                             (14,698)      -
     Other                                                   18,656     15,055
                                                           --------   --------
        Net cash (used for)
          provided by investing activities                 (141,471)    49,661
                                                           --------   --------
Financing activities:
     Net increase in deposits                               201,609     23,633
     Net increase in short-term borrowings                   22,789      2,150
     Principal payments on long-term borrowings                (279)      (176)
     Proceeds from long-term borrowings                       1,328
     Cash dividends - common, $.28 and $.25 per share       (14,515)   (12,267)
     Cash dividends - preferred                                  (9)       (11)
     Stock repurchases and related transactions                  99    (32,759)
     Proceeds from issuance of common stock                     281        338
                                                           --------   --------
        Net cash provided by (used for)
          financing activities                              211,303    (19,092)
                                                           --------   --------
        Net increase in cash and
         cash equivalents                                   108,623     63,759
        Cash and cash equivalents at beginning of year      629,994    701,791
                                                           --------   --------
        Cash and cash equivalents at end of period         $738,617   $765,550
                                                           ========   ========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

                                                             Accum-
                                                             ulated
                            Pre-                             Other    Total
                           ferred   Common                   Compre-  Share-
                            Stock    Stock  Capital Retained hensive holders'
                           $10 Par  $1 Par  Surplus Earnings Income   Equity
                           ------- ------- -------- -------- ------ ----------
                                           (Dollars in thousands)

Balance January 1, 1997... $   647 $48,612 $ 27,327 $794,691 $ -    $  871,277

Net income*...............      -     -        -      29,397   -        29,397
Conversion of preferred
  to common stock.........      (2)   -           2     -      -         -
Issuance of shares for
  stock options and stock
  appreciation rights.....      -       17      321     -      -           338
Common stock repurchases
  and related transactions      -     (923) (27,650)  (4,186)  -       (32,759)
Dividends declared:
  Preferred stock.........      -      -       -         (11)  -           (11)
  Common stock
    $0.25 per share             -      -       -     (11,962)  -       (11,962)
                           ------- ------- -------- -------- ------ ----------
Balance March 31, 1997.... $   645 $47,706 $   -    $807,929 $ -    $  856,280
                           ======= ======= ======== ======== ====== ==========

Balance January 1, 1998... $   583 $51,817 $ 92,971 $865,785 $ -    $1,011,156

Comprehensive income:
  Net income..............      -     -        -      31,542   -        31,542
  Unrealized gains on
    securities, net of
    tax of $1,117               -     -        -        -     2,075      2,075
                                                                    ----------
Total comprehensive income      -     -        -        -      -        33,617
                                                                    ----------
Conversion of preferred
  to common stock.........     (32)      7       25     -      -          -
Issuance of shares for
 stock options............      -       17      264     -      -           281
Common stock repurchases
 and related transactions       -     -          99     -      -            99
Dividends declared:
  Preferred stock.........      -     -        -          (9)  -            (9)
  Common stock
    $0.28 per share             -     -        -     (14,515)  -       (14,515)
                           ------- ------- -------- -------- ------ ----------
Balance March 31, 1998.... $   551 $51,841 $ 93,359 $882,803 $2,075 $1,030,629
                           ======= ======= ======== ======== ====== ==========

* There are no adjustments to net income to determine comprehensive income for the three months ended March 31, 1997.

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

     The foregoing unaudited consolidated financial statements include the accounts of the corporation and all of its subsidiaries. The corporation's subsidiaries are predominantly engaged in banking. Foreign banking activities and operations other than banking are not significant. All material intercompany transactions and accounts have been eliminated. The unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for each of the periods. Certain amounts previously reported in 1997 have been reclassified for comparative purposes. All prior periods have been restated to reflect a three-for-two common stock split on September 3, 1997. Effective for the first quarter, the corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income".

2. ACQUISITIONS

     On May 24, 1997, the acquisition of Premier Bankshares Corporation by the corporation was consummated. Premier Bankshares Corporation was the bank holding company for Premier Bank-South, N.A., in Wytheville, Virginia; Premier Bank-Central, N.A., in Honaker, Virginia; and Premier Bank, N.A., in Tazewell, Virginia. These banks became wholly owned subsidiary banks of the corporation as a result of the acquisition and have since been merged into various existing banks of First Virginia. Shares of the corporation's common stock totaling
5.431 million were issued and were valued at $29.96 per share. The acquisition was accounted for using the purchase method of accounting and, accordingly, the financial information for 1997 has not been restated.

     The unaudited pro forma information presented in the following table has been prepared based on the historical results of the corporation combined with Premier Bankshares Corporation. The information has been combined to present the results of operations as if the acquisition had occurred at the beginning of 1997. The pro forma results are not necessarily indicative of the results that would have actually been obtained if the acquisition had been consummated in the past nor are they indicative of future results.

                                                           Three Months Ended
                                                                March 31
                                                                  1997
                                                                --------
                                                         (In thousands, except
                                                             per-share data)
Total interest income                                           $161,359
Total interest expense                                            57,773
Provision for loan losses                                          3,482
Noninterest income                                                24,192
Noninterest expense                                               75,257
Provision for income taxes                                        16,825
                                                                --------
Net income                                                      $ 32,214
                                                                ========
Net income per share - basic                                    $    .60
                     - diluted                                       .59

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


3. INVESTMENT SECURITIES

     The following reflects the amortized cost of securities and the related approximate market values (in thousands):

                                    March 31, 1998           March 31, 1997
                                Amortized     Market     Amortized     Market
                                   Cost        Value        Cost        Value
                                ----------  ----------   ----------  ----------
Securities available for sale:
U.S. Government and
   its agencies                 $   12,847  $   12,809   $     -     $     -
Other                                7,399      10,628         -           -
                                ----------  ----------   ----------  ----------
                                $   20,246  $   23,437   $     -     $     -
                                ==========  ==========   ==========  ==========

Securities held to maturity:
U.S. Government and
   its agencies                 $1,991,437  $1,994,046   $1,686,660  $1,673,723
State and municipal obligations    148,914     151,376      128,333     129,467
Other                                1,474       1,482           11          22
                                ----------  ----------   ----------  ----------
                                $2,141,825  $2,146,904   $1,815,004  $1,803,212
                                ==========  ==========   ==========  ==========


4. LOANS

     Loans consisted of (in thousands):
                                                     March 31
                                                1998          1997
                                             ----------    ----------
Consumer:
   Automobile installment                    $2,464,160    $2,185,721
   Home equity, fixed- and variable-rate      1,005,351       959,328
   Revolving credit plans,
     including credit cards                     184,674       198,502
   Other                                        351,559       273,475
Real estate:
   Construction and land development            112,513       109,024
   Commercial mortgage                          567,498       526,606
   Residential mortgage                         518,048       547,106
   Other, including Industrial
     Development Authority loans                 94,142        88,617
Commercial                                      560,575       440,781
                                             ----------    ----------
   Loans, net of unearned income
     of $174,774 and $220,799                $5,858,520    $5,329,160
                                             ==========    ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


5. ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses was (dollars in thousands):

                                       Three Months Ended
                                            March 31
                                        1998       1997
                                       -------    -------

Balance at beginning of period         $68,064    $62,761
Provision charged to expense             4,084      3,342
                                       -------    -------
                                        72,148     66,103
Less:
     Loans charged off, net of
      recoveries of $1,010 and $851      5,031      3,635
                                       -------    -------
Balance at March 31                    $67,117    $62,468
                                       =======    =======
Percentage of annualized net
   charge-offs to average loans            .34%       .27%
Percentage of allowance for loan
   losses to period-end loans             1.15       1.17
Percentage of nonperforming assets
   to period-end loans                     .41        .45


6. FEDERAL INCOME TAX

        The reconcilement of income tax computed at the federal statutory tax rates to the provision for income taxes was as follows (dollars in thousands):

                                Three Months Ended
                                      March 31
                                1998           1997
                            -------------  -------------
                            Amount Percent Amount Percent
                            ------- -----  ------- -----

Statutory rate              $16,893 35.0%  $15,787 35.0%
Nontaxable interest on
 municipal obligations       (1,000)(2.1)     (873)(1.9)
Other items                     830  1.8       793  1.7
                            ------- ----   ------- ----
Effective rate              $16,723 34.7%  $15,707 34.8%
                            ======= ====   ======= ====

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


7. PREFERRED AND COMMON STOCK

     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:


                                             March 31  December 31   March 31
              Series   Dividends               1998       1997         1997
            ---------  ---------             --------  -----------   --------

                A           5%                19,704       20,111     21,364
                B           7%                 3,340        4,890      5,750
                C           7%                 9,788        9,788      9,836
                D           8%                22,276       23,534     27,591
                                              ------       ------     ------
                                              55,108       58,323     64,541
                                              ======       ======     ======
     The Series A, Series B and Series D shares are convertible into two and one fourth shares of common stock, and the Series C shares are convertible into one and eight-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share.
     There are 60,000,000 shares of common stock, par value $1.00 per share, authorized and 51,841,000, 51,817,000 and 47,706,000 shares were outstanding at March 31, 1998, December 31, 1997, and March 31, 1997, respectively. Options to purchase 625,278 shares of common stock were outstanding on March 31, 1998. A total of 799,891 shares of common stock were reserved at March 31, 1998: 119,587 shares for the conversion of preferred stock and 680,304 shares for stock options and stock appreciation rights.
     The corporation has adopted a shareholder rights plan which, under certain circumstances, will give the holders of the corporation's common stock the right to purchase shares of its preferred stock or other securities. The rights will become exercisable if a person or entity acquires 20% or more of the corporation's voting stock, unless it is acquired pursuant to an offer for all outstanding shares of common stock at a price and on terms determined by the Board of Directors to be adequate and in the best interests of the corporation and its shareholders.
     If the rights become exercisable, the holder of each share of common stock, except the person or entity acquiring 20% or more of the voting stock, will have the right to receive upon exercise that number of one one-hundredths share of preferred stock equal to the number of shares of common stock having a market value of two times the exercise price of the right, to the extent available, and then an equal number of an equivalent security. Pursuant to recent amendments to the plan, the exercise price for each right is now $450.00.
     The corporation may redeem the rights, at its option, at any time prior to the date they become exercisable. The rights expire on August 8, 2008. As of March 31, 1997, each outstanding share of common stock had 4/9ths of a right attached thereto.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

8. EARNINGS PER SHARE

     Earnings per share computations are as follows (in thousands, except per share data):

                                              Three Months Ended
                                                   March 31
                                                1998      1997
                                              --------  --------
Basic:
     Average common shares outstanding          51,828    48,550
                                              ========  ========
Net income                                    $ 31,542  $ 29,397
Preferred stock dividends                            9        10
                                              --------  --------
     Net income applicable to
        common stock                          $ 31,533  $ 29,387
                                              ========  ========
     Net income per share of common stock     $    .61  $    .61
                                              ========  ========
Diluted:
     Average common shares outstanding          51,828    48,550
     Dilutive effect of stock options              157       116
     Conversion of preferred stock                 125       141
                                              --------  --------
        Total average common shares             52,110    48,807
                                              ========  ========
Net income                                    $ 31,542  $ 29,397
                                              ========  ========
     Net income per share of common stock     $    .61  $    .60
                                              ========  ========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTERLY RESULTS

     Net income in the first quarter increased 7.3% to $31,542,000 compared to the $29,397,000 earned in the prior year's first quarter and was up 7.4% compared to the $29,377,000 earned in the fourth quarter of 1997. As a result of a higher number of shares outstanding, diluted earnings per share increased at a lesser rate of 1.7% to $.61 per share compared to $.60 in the first quarter of 1997 but was up 8.9% compared to the $.56 earned in the fourth quarter of 1997.

     The return on average assets for the quarter was 1.39% compared to 1.44% in the prior year's first quarter and is still one of the best of the 100 largest banks in the country. The return on average equity declined to 12.37% in the first quarter of 1998 compared to the 13.49% earned in the prior year's first quarter and is below the 1997 peer group average for similarly sized banks of 16.03%. The decline in the return on average equity was due to a faster relative pace of growth of capital than in assets and income. The corporation has historically placed a high importance on safety and soundness and maintains a capital ratio higher than its peer group of banks. During the first quarter of 1998, the average equity to average assets ratio was 11.26% compared to 10.67% in the prior year's first quarter and is higher than the peer group average for similarly sized banks during 1997 of 8.98%. During the first quarter of 1998, the corporation did not repurchase any shares of its common stock.

     During the first quarter of 1998, the corporation completed the acquisition of seven former Signet Bank branches on the Eastern Shore of Maryland and Virginia with approximately $150 million in deposits and announced the future acquisition of an additional five branches with $89 million in deposits on Maryland's Eastern Shore from the Bank of Maryland. This pending acquisition is expected to occur late in the second quarter. The acquisition of these deposits will greatly enhance the corporation's position in the important and growing markets of the Eastern Shore and will give First Virginia the second largest branch network in that area.

     The first quarter is usually one of weak deposit activity, but the corporation has been experiencing strong new account activity in 1998. In addition to the deposits acquired from Signet, internal deposit growth was up strongly in the last several weeks of the quarter and into the beginning of the second quarter. Market disruptions from the acquisitions of several other Virginia banks by out-of-state banks encouraged customers to seek the superior service, personal attention and locally responsive management that are the hallmarks of First Virginia. As a result, average deposits rose at an annualized 3.2% rate over the fourth quarter to $7.639 billion in the first quarter of 1998.

     Loan activity was slow in the first quarter and average loans declined $33.7 million compared to the fourth quarter of 1997. Low interest rates for consumer real estate loans prompted a surge in refinance activity and resulted in a high level of payoffs of both first mortgage loans and home equity loans as consumers consolidated their old debt into a new first mortgage loan. Indirect automobile loans were moderately strong and rose an annualized 5.7% by the end of the first quarter compared to the end of 1997. Commercial loan activity increased at an annualized 17.2% in the first quarter compared to the fourth quarter, with growth in dealer automobile inventory financing being primarily responsible.

     The net interest margin advanced four basis points to 5.14% compared to the 1997 first quarter at a time when many other banks are experiencing a contraction in their margins. The improvement in the net interest margin was largely due to increases in non-interest bearing demand deposits and in an increased equity level. Both the yield on earnings assets and the cost of interest bearing liabilities rose eight basis points over the first quarter of 1997. First Virginia has achieved a net interest margin of 5.00% or better every year since 1978.

     Asset quality remains excellent. Nonperforming assets declined 9.2% to $23.998 million compared to December 31, 1997, and equaled a record low .41% of outstanding loans. This compares to $26.424 million or .44% of loans at December 31, 1997, and $24.220 and .45% of loans at March 31, 1997. Net charge-offs increased to $5.031 million or .34% of loans in the first quarter compared to $3.635 million or .27% of loans in the prior year's first quarter and .32% of loans in the fourth quarter. Loans past due 90 days or more of $14.451 million or .25% of loans declined slightly compared to the $14.734 million or .25% of loans at the end of 1997. The allowance for loan losses at March 31, 1998, of $67.117 million represented 1.15% of outstanding loans, unchanged from the end of the fourth quarter. The allowance for loan losses covered annualized net charge-offs 3.33 times and amounted to 348% of nonperforming loans. The provision for loan losses in the first quarter declined to $4.084 million compared to $4.756 million in the fourth quarter due to the decline in outstanding loans.


     A summary of nonperforming and delinquent loans is as follows:

                                                  March 31
                                              1998        1997
                                            -------     -------
                                           (Dollars in thousands)
          Nonaccruing loans                 $17,284     $15,053
          Restructured loans                  1,978       4,189
          Foreclosed real estate              4,736       4,978
                                            -------     -------
          Total                             $23,998     $24,220
                                            =======     =======

          Percentage of total loans             .41%        .45%
                                            =======     =======

          Loans past due 90 days or more    $14,451     $ 8,290
                                            =======     =======

          Percentage of total loans             .25%        .16%
                                            =======     =======



     Noninterest income increased 13.8% compared to the prior year's first quarter, and was up 11.6% excluding a $.506 million gain on the sale of securities in the first quarter of 1998. Service charges on deposit accounts rose 10.0% while income from insurance activities rose 13.0%. Income from trust and asset management services continued to advance strongly as it has for the past several years, and was up 15.7% compared to the prior year's first quarter. Income from electronic banking services rose 16.3% compared to the prior year.

     Noninterest expense rose 12.9% compared to the prior year's first quarter but was down 3.1% compared to the fourth quarter of 1997. Expenses increased compared to the prior year's first quarter as a result of both the acquisition of Premier Bankshares in May of 1997 and the Signet branches in the first quarter of 1998. The company began to receive the full benefits of reduced expenses with the completed integration of Premier late in the fourth quarter of 1997. The efficiency ratio was virtually unchanged at 57% compared to the prior year's first quarter and was down compared to the 59% in the fourth quarter of 1997.

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

     First Virginia estimates that the total cumulative cost of the project will be approximately $19.8 million, which includes both internal and external personnel costs related to modifying the systems, as well as the cost of purchasing or leasing hardware or software. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. These costs are not expected to have a material effect on the corporation's results of operations.

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

FORWARD-LOOKING STATEMENTS

     Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest-rate fluctuations, competition within and without the banking industry, new products and services in the banking industry, risks inherent in making loans, including repayment risks and fluctuating collateral values, changing trends in customer profiles and changes in laws and regulations applicable to the corporation. Although the corporation believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the corporation will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollars in thousands)
                                             Three Months Ended March 31
                                                        1998
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $   15,199   $    141     3.75%
  Investment securities-held to maturity:
    U.S. Government and its agencies        1,628,619     24,561     6.08
    State and municipal obligations
      (Fully taxable-equivalent basis)        154,664      2,763     7.14
    Other (Fully taxable-equivalent basis)      1,550         24     6.24
                                           ----------   --------
      Total investment securities           1,800,032     27,489     6.16
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,985,723     86,530     8.80
    Real estate                             1,025,922     22,154     8.64
    Other (Fully taxable-equivalent basis)    889,704     19,299     8.86
                                           ----------   --------
      Total loans                           5,901,349    127,983     8.74
                                           ----------   --------
  Mortgage loans held for sale                 15,164        268     7.06
  Money market investments                    551,011      7,363     5.42
  Other earning assets                         21,456        367     6.85
                                           ----------   --------
      Total earning assets and income      $8,289,012    163,470     7.95
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,376,652      5,247     1.55
  Money market accounts                       814,002      6,757     3.37
  Savings deposits                          1,138,173      6,451     2.30
  Consumer certificates of deposit          2,455,885     30,091     4.97
  Large denomination
     certificates of deposit                  426,850      5,606     5.33
                                           ----------   --------
      Total interest-bearing deposits       6,211,562     54,152     3.54
  Short-term borrowings                       273,260      3,211     4.77
  Long-term indebtedness                        2,723         47     6.89
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,487,545     57,410     3.59
                                           ==========   --------
Net interest income and net interest margin             $106,060     5.14%
                                                        ========

Other average balances:
  Demand deposits                          $1,427,853
  Common shareholders' equity               1,019,704
  Total shareholders' equity                1,020,276
  Total assets                              9,063,163

AVERAGE BALANCES AND INTEREST RATES (Continued) (Unaudited)
(Dollars in thousands)

                                             Three Months Ended March 31
                                                        1997
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-held to maturity:
    U.S. Government and its agencies       $1,683,655   $ 25,342     6.08%
    State and municipal obligations
      (Fully taxable-equivalent basis)        136,679      2,315     6.77
    Other (Fully taxable-equivalent basis)        809         15     7.38
                                           ----------   --------
      Total investment securities           1,821,143     27,672     6.07
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,577,372     76,572     8.57
    Real estate                               980,702     21,245     8.67
    Other (Fully taxable-equivalent basis)    779,513     17,163     8.88
                                           ----------   --------
      Total loans                           5,337,587    114,980     8.69
                                           ----------   --------
  Mortgage loans held for sale                  9,554        166     6.94
  Money market investments                    362,392      4,706     5.27
  Other earning assets                         19,678        328     6.69
                                           ----------   --------
      Total earning assets and income      $7,550,354    147,852     7.87
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plans          $1,291,468      5,713     1.79
  Money market accounts                       715,796      5,220     2.96
  Savings deposits                          1,107,509      6,156     2.25
  Certificates of deposit:
  Conssumer certificates of deposit         2,262,927     27,447     4.92
  Large denomination
     Certificates of deposit                  346,668      4,438     5.19
                                           ----------   --------
      Total interest-bearing deposits       5,724,368     48,974     3.47
  Short-term borrowings                       231,241      2,590     4.54
  Long-term indebtedness                        3,767         43     4.54
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $5,959,376     51,607     3.51
                                           ==========   --------
Net interest income and net interest margin             $ 96,245     5.10%
                                                        ========

Other average balances:
  Demand deposits                          $1,248,133
  Common shareholders' equity                 870,945
  Total shareholders' equity                  871,591
  Total assets                              8,169,319

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

     a)  Exhibit 12  - Statement re:  Computation of Ratios (Page 20)

         Exhibit 15 - Independent Accountants' Review Report of Ernst & Young LLP (Page 21)

         Exhibit 15A - Letter of Acknowledgement from
              Ernst & Young LLP, Independent Accountants (Page 22)

         Exhibit 27  - Financial Data Schedule (Page 23)

     b) A Form 8-K was not required to be filed during the quarter ended March 31, 1998.







     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.



                                               FIRST VIRGINIA BANKS, INC.


                                                 /s/ Richard F. Bowman
May 14, 1998                                   __________________________
                                                Richard F. Bowman,
                                                Senior Vice President,
                                                Treasurer and
                                                Chief Financial Officer

                                                              EXHIBIT 12

                            FIRST VIRGINIA BANKS, INC.
                     STATEMENT RE: COMPUTATION OF RATIOS

                                                   Three Months Ended
                                                        March 31
                                                    1998        1997
                                                 ----------  ----------
Ratios - Page 10                            (In thousands, except ratios)
----------------
  Net Loan Charge-offs (Annualized)
    to Average Loans:
      Net charge-offs                            $    5,031  $    3,635

      Average loans                              $5,901,349  $5,337,587

    Net Loan Charge-offs
      to Average Loans                                 0.34%       0.27%
                                                 ==========  ==========

  Allowance for Loan Losses
    to Period-end Loans:
      Allowance for Loan Losses                  $   67,117  $   62,468

      Period-end Loans                           $5,858,520  $5,329,160

    Allowance for Loan Losses
      to Period-end Loans                              1.15%       1.17%
                                                 ==========  ==========
  Nonperforming Assets to
    Period-end Loans:
      Nonperforming Assets:
        Non-accruing loans                       $   17,284  $   15,053
        Restructured loans                            1,978       4,189
        Properties acquired by foreclosure            4,736       4,978
                                                 ----------  ----------
      Nonperforming Assets                       $   23,998  $   24,220
                                                 ----------  ----------

      Period-end Loans                           $5,858,520  $5,329,160

    Nonperforming Assets to Period-end Loans:          0.41%       0.45%
                                                 ==========  ==========

Ratios - Pages 16/19
--------------------
  Net Interest Margin:
    Net interest income
      (Taxable equivalent)                       $ 106,060  $   96,245

    Total average
      earning assets                             $8,289,012  $7,550,354

      Net interest margin
        ratio (Annualized)                             5.14%       5.10%
                                                 ==========  ==========

                                                          EXHIBIT 15



                     Independent Accountants' Review Report

     Board of Directors
     First Virginia Banks, Inc.

          We have reviewed the accompanying condensed consolidated balance sheets of First Virginia Banks, Inc. as of March 31, 1998 and 1997, the related condensed consolidated statements of income for the three-month periods ended March 31, 1998 and 1997, and the condensed consolidated statements of cash flows and shareholders' equity for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First
     Virginia Banks, Inc. as of December 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 20, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                   /S/ Ernst & Young LLP
                                                   _____________________
                                                   Ernst & Young LLP

     Washington, D.C.
     April 8, 1998

                                                          EXHIBIT 15A

     ERNST & YOUNG LLP
     1225 Connecticut Avenue, N.W.
     Washington, D.C. 20036


     May 14, 1998


     Board of Directors
     First Virginia Banks, Inc.

               We are aware of the incorporation by reference in Registration Statement Number 333-30465 on Form S-8 dated June 30, 1997, Post-effective Amendment No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994, Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993, Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992, Registration Statement Number 33-31890 on Form S-3 dated November 1, 1989, Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987, and Registration Statement Number 33-17358 on Form S-877 dated September 28, 1987, of our report dated April 8, 1998, relating to the unaudited condensed consolidated interim financial statements of First Virginia Banks, Inc., that are included in its Form 10-Q for the quarter ended March 31, 1998.






                                                   /s/ Ernst & Young LLP
                                                   _____________________
                                                   Ernst & Young LLP