Form 10-Q
period 1998-06-30
FIRST VIRGINIA BANKS INC
filed 1998-08-13
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                 Commission file number 1-6580
             June 30, 1998


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


               On July 31, 1998, there were 51,849,290 shares of common stock outstanding.


     This report contains a total of 33 pages.

                                    INDEX
                                                                  Page

                                                               ---------
     PART I - Financial Information


        Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - June 30,
              1998 and 1997, (Unaudited), and December 31, 1997   3/ 4

           Condensed Consolidated Statements of Income - Three
              months and six months ended June 30, 1998
              and 1997 (Unaudited)                                5/ 6

           Condensed Consolidated Statements of Shareholders'
              Equity - Six months ended June 30, 1998
              and 1997 (Unaudited)                                   7

           Condensed Consolidated Statements of Cash Flows - Six
              months ended June 30, 1998 and 1997 (Unaudited)        8

           Notes to Condensed Consolidated Financial
              Statements (Unaudited)                              9/13

        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         13/21

     PART II - Other Information

        Item 4.  Submission of Matters to a Vote of
                   Security Holders                              22/27

        Item 6.  Exhibits and Reports on Form 8-K

           Signature                                                28

           Exhibit 3(i) - Articles of Incorporation
              (Included in original SEC filing only)

           Exhibit 12 - Statement re: Computation of Ratios         29

           Exhibit 15 - Independent Accountants' Review
              Report                                                30

           Exhibit 15A - Letter of Acknowledgement of
              Independent Accountants                               31

           Exhibit 27 - Financial Data Schedules                    32

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

                                               June 30  December 31  June 30
                                                 1998       1997       1997
                                              ---------- ---------- ----------
                                             (Unaudited)            (Unaudited)
                                                       (In thousands)
ASSETS
Cash and due from banks                       $  401,251 $  386,832 $  402,355
Money market investments                         196,095    243,162    225,238
                                              ---------- ---------- ----------
        Total cash and cash equivalents          597,346    629,994    627,593
                                              ---------- ---------- ----------
Mortgage loans held for sale                      16,110     18,953     14,126
Investment securities - available for sale
   (at market value)                              23,333        -          -
Investment securities - held to maturity
   (market values of $2,265,828, $1,954,155
           and $1,957,102)                     2,260,462  1,946,944  1,955,584

Loans, net of unearned income                  5,984,827  5,937,978  5,994,091
Allowance for loan losses                        (68,533)   (68,064)   (68,634)
                                              ---------- ---------- ----------
        Net loans                              5,916,294  5,869,914  5,925,457
                                              ---------- ---------- ----------

Other earning assets                              21,981     21,444     23,443
Premises and equipment                           163,722    164,301    166,361
Intangible assets                                191,413    174,976    181,900
Accrued income and other assets                  186,584    185,111    160,465
                                              ---------- ---------- ----------
   Total Assets                               $9,377,245 $9,011,637 $9,054,929
                                              ========== ========== ==========

                                               June 30  December 31  June 30
                                                 1998       1997       1997
                                              ---------- ---------- ----------
                                             (Unaudited)            (Unaudited)
                                                        (In thousands)
LIABILITIES
Deposits:
   Noninterest-bearing                        $1,559,495 $1,460,784 $1,452,787
   Interest-bearing:
        Interest checking/savings plan         1,385,978  1,391,962  1,366,223
        Money market accounts                    883,221    772,067    723,677
        Savings deposits                       1,159,151  1,124,058  1,197,673
        Consumer certificates of deposit       2,472,052  2,444,132  2,526,732
        Large denomination
          certificates of deposit                436,240    426,839    408,804
                                              ---------- ---------- ----------
           Total deposits                      7,896,137  7,619,842  7,675,896

Short-term borrowings                            311,241    251,687    252,029
Long-term indebtedness                             3,659      2,826      3,355
Accrued interest and other liabilities           123,695    126,126     93,916
                                              ---------- ---------- ----------
   Total Liabilities                           8,334,732  8,000,481  8,025,196
                                              ---------- ---------- ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       542        583        637
Common stock, $1 par value                        51,848     51,817     52,977
Capital surplus                                   88,424     92,971    146,436
Retained earnings                                899,683    865,785    829,683
Accumulated other comprehensive income             2,016        -          -
                                              ---------- ---------- ----------
   Total Shareholders' Equity                  1,042,513  1,011,156  1,029,733
                                              ---------- ---------- ----------
   Total Liabilities and Shareholders' Equity $9,377,245 $9,011,637 $9,054,929
                                              ========== ========== ==========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                       Three Months Ended    Six Months Ended
                                            June 30               June 30
                                        1998       1997       1998       1997
                                      --------   --------   --------   --------
                                         (In thousands, except per-share data)

Interest income:
     Loans                            $128,951   $122,607   $256,300   $236,904
     Mortgage loans held for sale          330        302        598        468
     Investment securities -
      available for sale                   232       -           373       -
     Investment securities -
      held to maturity                  30,119     29,116     56,703     56,180
     Money market investments            7,073      3,968     14,436      8,674
     Other earning assets                  368        348        735        676
                                      --------   --------   --------   --------
        Total interest income          167,073    156,341    329,145    302,902
                                      --------   --------   --------   --------

Interest expense:
     Deposits                           55,143     51,638    109,295    100,612
     Short-term borrowings               3,427      2,944      6,638      5,534
     Long-term indebtedness                 88         65        135        108
                                      --------   --------   --------   --------
        Total interest expense          58,658     54,647    116,068    106,254
                                      --------   --------   --------   --------
Net interest income                    108,415    101,694    213,077    196,648
Provision for loan losses                6,055      5,248     10,139      8,590
                                      --------   --------   --------   --------
Net interest income after provision
 for loan losses                       102,360     96,446    202,938    188,058
                                      --------   --------   --------   --------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued) (Unaudited)

                                       Three Months Ended    Six Months Ended
                                            June 30               June 30
                                        1998       1997       1998       1997
                                      --------   --------   --------   --------
                                         (In thousands, except per-share data)

Net interest income after provision
 for loan losses                       102,360     96,446    202,938    188,058
                                      --------   --------   --------   --------
Noninterest income:
    Service charges on deposit
      accounts                          10,926     10,369     21,799     20,258
    Insurance premiums and
      commissions                        1,575      1,720      3,345      3,287
    Credit card service charges
      and fees                           3,217      2,988      5,985      5,621
    Trust services                       2,634      2,306      5,235      4,554
    Electronic banking service fees 3,079 2,639 5,813 4,989 Income from other customer
      services                           3,642      3,714      7,106      7,177
    Securities gains before income
      tax provisions of $2, $12,
      $179 and $9                            5         36        511         27
    Other                                4,094      1,235      5,825      2,327
                                      --------   --------   --------   --------
        Total noninterest income        29,172     25,007     55,619     48,240
                                      --------   --------   --------   --------
Noninterest expense:
     Salaries and employee benefits     44,568     41,321     88,200     80,998
     Occupancy                           6,171      5,947     12,524     11,755
     Equipment                           7,132      6,307     14,047     12,143
     Advertising                         2,486      1,961      4,711      3,699
     Printing and supplies               1,660      1,707      3,416      3,348
     Credit card processing fees         2,374      2,058      4,310      3,987
     FDIC assessment                       261        277        534        534
     Amortization of intangibles         3,638      2,562      7,059      4,687
     Other                              12,643     11,220     24,892     21,950
                                      --------   --------   --------   --------
        Total noninterest expense       80,933     73,360    159,693    143,101
                                      --------   --------   --------   --------
Income before income taxes              50,599     48,093     98,864     93,197
Provision for income taxes              18,155     16,740     34,878     32,447
                                      --------   --------   --------   --------
NET INCOME                            $ 32,444   $ 31,353   $ 63,986   $ 60,750
                                      ========   ========   ========   ========
Net income per share of common stock
  Basic                               $    .63   $    .63   $   1.23   $   1.23
  Diluted                                  .62        .63       1.23       1.23

Average shares of common stock outstanding
  Basic                                 51,843     49,900     51,835     49,229
  Diluted                               52,118     50,174     52,114     49,495

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

                                                             Accum-
                                                             ulated
                            Pre-                             Other    Total
                           ferred   Common                   Compre-  Share-
                            Stock    Stock  Capital Retained hensive holders'
                           $10 Par  $1 Par  Surplus Earnings Income   Equity
                           ------- ------- -------- -------- ------ ----------
                                           (Dollars in thousands)

Balance January 1, 1997... $   647 $48,612 $ 27,327 $794,691 $ -    $  871,277

Net income*...............      -     -        -      60,750   -        60,750
Increase attributable to
 an acquired bank.........           5,435  157,320                    162,755
Conversion of preferred
  to common stock.........     (10)      2        8     -      -         -
Issuance of shares for
  stock options and stock
  appreciation rights.....      -       18      331     -      -           349
Common stock repurchases
  and related transactions      -   (1,090) (38,550)           -       (39,640)
Dividends declared:
  Preferred stock.........      -      -       -         (21)  -           (21)
  Common stock $0.51 per share  -      -       -     (25,737)  -       (25,737)
                           ------- ------- -------- -------- ------ ----------
Balance June 30, 1997..... $   637 $52,977 $146,436 $829,683 $ -    $1,029,733
                           ======= ======= ======== ======== ====== ==========

Balance January 1, 1998... $   583 $51,817 $ 92,971 $865,785 $ -    $1,011,156
Comprehensive income:
  Net income..............      -     -        -      63,986   -        63,986
  Unrealized gains on
    investment securities
    available for sale,
    net of tax of $1,085        -     -        -        -     2,016      2,016
                                                                    ----------
Total comprehensive income      -     -        -        -      -        66,002
                                                                    ----------
Conversion of preferred
  to common stock.........     (41)      9       32     -      -          -
Issuance of shares for
 stock options............      -       22      354     -      -           376
Common stock repurchases
 and related transactions       -     -      (4,933)    -      -        (4,933)
Dividends declared:
  Preferred stock.........      -     -        -         (18)  -           (18)
  Common stock $0.58 per share  -     -        -     (30,070)  -       (30,070)
                           ------- ------- -------- -------- ------ ----------
Balance June 30, 1998..... $   542 $51,848 $ 88,424 $899,683 $2,016 $1,042,513
                           ======= ======= ======== ======== ====== ==========

* There are no adjustments to net income to determine comprehensive income for the six months ended June 30, 1997.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                            Six Months Ended
                                                                 June 30
                                                             1998       1997
                                                           --------   --------
                                                              (In thousands)

Net cash provided by operating activities                  $ 82,167   $ 70,178
                                                           --------   --------
Investing activities:
     Proceeds from the maturity of
        held to maturity securities                       1,444,519    390,202
     Proceeds from the maturity or sale of
        available for sale securities                           538       -
     Purchase of held to maturity securities             (1,767,003)  (361,657)
     Purchase of available for sale securities              (14,077)      -
     Net decrease in loans                                  (56,520)  (127,608)
     Net increase in other earning assets                      (537)      (295)
     Purchases of premises and equipment                     (9,247)    (9,339)
     Sales of premises and equipment                          2,510      1,435
     Acquisition of banks, net of cash acquired                -        45,374
     Increase in intangible assets                          (22,877)      (199)
     Other                                                    4,796     (5,341)
                                                           --------   --------
        Net cash used for investing activities             (417,898)   (67,428)
                                                           --------   --------
Financing activities:
     Net increase (decrease) in deposits                    276,295    (20,255)
     Net increase in short-term borrowings                   59,554      7,369
     Principal payments on long-term borrowings                (494)      (521)
     Proceeds from long-term borrowings                       1,328        -
     Cash dividends - common, $.56 and $.50 per share       (29,024)   (24,228)
     Cash dividends - preferred                                 (19)       (21)
     Stock repurchases and related transactions              (4,933)   (39,640)
     Proceeds from issuance of common stock                     376        348
                                                           --------   --------
        Net cash provided by (used for)
          financing activities                              303,083    (76,948)
                                                           --------   --------
        Net decrease in cash and
         cash equivalents                                   (32,648)   (74,198)
        Cash and cash equivalents at beginning of year      629,994    701,791
                                                           --------   --------
        Cash and cash equivalents at end of period         $597,346   $627,593
                                                           ========   ========

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

                                                Three Months      Six Months
                                                Ended June 30    Ended June 30
                                                    1997              1997
                                                -------------    -------------
                                          (In thousands, except per-share data)
Total interest income                             $164,965          $326,324
Total interest expense                              58,242           116,015
Provision for loan losses                            5,319             8,800
Noninterest income                                  25,619            49,811
Noninterest expense                                 76,366           151,624
Provision for income taxes                          17,444            34,269
                                                  --------          --------
Net income                                        $ 33,213          $ 65,427
                                                  ========          ========
Net income per share - basic                      $   0.63          $   1.22
                     - diluted                        0.62              1.22

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


3. INVESTMENT SECURITIES

     The following reflects the amortized cost of securities and the related approximate market values (in thousands):

                                     June 30, 1998            June 30, 1997
                                Amortized     Market     Amortized     Market
                                   Cost        Value        Cost        Value
                                ----------  ----------   ----------  ----------
Securities available for sale:
U.S. Government and
   its agencies                 $   12,833  $   12,829   $     -     $     -
Other                                7,399      10,504         -           -
                                ----------  ----------   ----------  ----------
                                $   20,232  $   23,333   $     -     $     -
                                ==========  ==========   ==========  ==========

Securities held to maturity:
U.S. Government and
   its agencies                 $2,115,782  $2,118,885   $1,769,426  $1,768,051
State and municipal obligations    143,847     146,101      184,905     187,000
Other                                  833         842        1,253       2,051
                                ----------  ----------   ----------  ----------
                                $2,260,462  $2,265,828   $1,955,584  $1,957,102
                                ==========  ==========   ==========  ==========


4. LOANS

     Loans consisted of (in thousands):
                                                     June 30
                                                1998          1997
                                             ----------    ----------
Consumer:
   Automobile installment                    $2,534,985    $2,292,543
   Home equity, fixed- and variable-rate        976,986       944,804
   Revolving credit plans,
     including credit cards                     186,650       203,905
   Other                                        355,961       412,912
Real estate:
   Construction and land development            118,100       131,066
   Commercial mortgage                          578,336       592,593
   Residential mortgage                         572,743       731,213
   Other, including Industrial
     Development Authority loans                100,156        95,917
Commercial                                      560,910       589,138
                                             ----------    ----------
   Loans, net of unearned income
     of $161,225 and $212,182                $5,984,827    $5,994,091
                                             ==========    ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


5. ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses was (dollars in thousands):

                                       Three Months Ended     Six Months Ended
                                             June 30               June 30
                                        1998       1997       1998      1997
                                       -------    -------    -------   -------
Balance at beginning of period         $67,117    $62,468    $68,064   $62,761
Increase attributable to
    an acquired bank                       -        5,551        -       5,551
Increase attributable to
    acquired loans                         679        -          679       -
Provision charged to expense             6,055      5,248     10,139     8,590
                                       -------    -------    -------   -------
                                        73,851     73,267     78,882    76,902
Less:
     Loans charged off, net of
      recoveries of $1,241, $931,
      $2,251 and $1,879                  5,318      4,633     10,349     8,268
                                       -------    -------    -------   -------
Balance at June 30                     $68,533    $68,634    $68,533   $68,634
                                       =======    =======    =======   =======
Percentage of annualized net
   charge-offs to average loans           .36%       .33%       .35%      .30%
Percentage of allowance for loan
   losses to period-end loans                                   1.15      1.15
Percentage of nonperforming assets
   to period-end loans                                           .34       .44


6. FEDERAL INCOME TAX

        The reconcilement of income tax computed at the federal statutory tax rates to the provision for income taxes was as follows (dollars in thousands):

                           Three Months Ended            Six Months Ended
                                June 30                      June 30
                         1998           1997           1998           1997
                     -------------  -------------  -------------  -------------
                     Amount   Pct   Amount   Pct   Amount   Pct   Amount   Pct
                     ------- -----  ------- -----  ------- -----  ------- -----

Statutory rate       $17,710 35.0%  $16,832 35.0%  $34,602 35.0%  $32,619 35.0%
Nontaxable interest on
 municipal obligations  (970)(1.9)   (1,005)(2.1)   (1,970)(2.0)   (1,878)(2.0)
Other items            1,415  2.8       913  1.9     2,246  2.3     1,706  1.8
                     ------- -----  ------- -----  ------- -----  ------- -----
Effective rate       $18,155 35.9%  $16,740 34.8%  $34,878 35.3%  $32,447 34.8%
                     ======= =====  ======= =====  ======= =====  ======= =====

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


7. PREFERRED AND COMMON STOCK

     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:


                                             June 30   December 31   June 30
              Series   Dividends               1998       1997         1997
            ---------  ---------             --------  -----------   --------

                A           5%                18,942       20,111     21,205
                B           7%                 3,340        4,890      5,290
                C           7%                 9,788        9,788      9,836
                D           8%                22,122       23,534     27,391
                                             -------       ------     ------
                                              54,192       58,323     63,722
                                             =======       ======     ======
     The Series A, Series B and Series D shares are convertible into two and one fourth shares of common stock, and the Series C shares are convertible into one and eight-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share.
     There are 175,000,000 shares of common stock, par value $1.00 per share, authorized and 51,848,000, 51,817,000 and 52,977,000 shares were outstanding at June 30, 1998, December 31, 1997, and June 30, 1997, respectively. Options to purchase 611,462 shares of common stock were outstanding on June 30, 1998. A total of 3,284,962 shares of common stock were reserved at June 30, 1998:
117,525 shares for the conversion of preferred stock and 3,167,437 shares for stock options.
     The corporation has adopted a shareholder rights plan which, under certain circumstances, will give the holders of the corporation's common stock the right to purchase shares of its preferred stock or other securities. The rights will become exercisable if a person or entity acquires 20% or more of the corporation's voting stock, unless it is acquired pursuant to an offer for all outstanding shares of common stock at a price and on terms determined by the Board of Directors to be adequate and in the best interests of the corporation and its shareholders.
     If the rights become exercisable, the holder of each share of common stock, except the person or entity acquiring 20% or more of the voting stock, will have the right to receive upon exercise that number of one one-hundredths share of preferred stock equal to the number of shares of common stock having a market value of two times the exercise price of the right, to the extent available, and then an equal number of an equivalent security. Pursuant to recent amendments to the plan, the exercise price for each right is now $450.00.
     The corporation may redeem the rights, at its option, at any time prior to the date they become exercisable. The rights expire on August 8, 2008. As of June 30, 1998, each outstanding share of common stock had 4/9ths of a right attached thereto.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

8. EARNINGS PER SHARE

     Earnings per share computations are as follows (in thousands, except per share data):

                                       Three Months Ended    Six Months Ended
                                             June 30             June 30
                                         1998      1997      1998      1997
                                        -------  -------    -------   -------
Basic:
   Average common shares outstanding     51,843   49,900     51,835    49,229
                                        =======  =======    =======   =======
Net income                              $32,444  $31,353    $63,986   $60,750
Preferred stock dividends                     9       11         18        21
                                        -------  -------    -------   -------
   Net income applicable to
      common stock                      $32,435  $31,342     63,968    60,729
                                        =======  =======    =======   =======
   Net income per share of common stock $   .63  $   .63    $  1.23   $  1.23
                                        =======  =======    =======   =======
Diluted:
   Average common shares outstanding     51,843   49,900     51,835    49,229
   Dilutive effect of stock options         157      135        157       126
   Conversion of preferred stock            118      139        122       140
                                        -------  -------    -------   -------
      Total average common shares        52,118   50,174     52,114    49,495
                                        =======  =======    =======   =======
Net income                              $32,444  $31,353    $63,986   $60,750
                                        =======  =======    =======   =======
   Net income per share of common stock $   .62  $   .63    $  1.23   $  1.23
                                        =======  =======    =======   =======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUARTERLY RESULTS

     Net income for the second quarter increased 3% to $32.444 million compared to the $31.353 million earned in the prior year's second quarter. However, the higher average number of shares outstanding in 1998, occasioned by the acquisition of Premier Bankshares Corporation, caused diluted earnings per share to decline slightly to $.62 per share compared to the $.63 earned in the prior year. The return on average assets for the quarter declined seven basis points to 1.40% compared to 1.47% in the 1997 second quarter, and the return on average shareholders' equity declined 123 basis points to 12.51% compared to 13.74% in 1997.

     For the first six months, net income of $63.986 million was up 5% compared to the $60.750 million earned in the first six months of 1997. Earnings per share was unchanged at $1.23 in both periods due to the higher number of shares outstanding in 1998 as a consequence of the Premier acquisition. The return on average assets for the first six months declined five basis points to 1.40% compared to the first half of 1997, while the 12.44% return on average shareholders' equity declined 110 basis points from the 13.54% earned in 1997. All per share amounts have been adjusted to reflect the three-for-two stock split in September 1997.

     Late in the second quarter, First Virginia completed the acquisition of five offices with $88 million in deposits and $58 million in loans from a competitor on Maryland's Eastern Shore, augmenting the earlier acquisition of seven offices with $150 million in deposits in the first quarter. Combined with existing offices, these acquisitions give the corporation a sizeable presence in this growing market. Also during the second quarter, the corporation sold seven offices with approximately $48 million in deposits in Maryland's Montgomery and Baltimore counties at a gain of $2.081 million.
The combination of this sale and purchase is a result of a continual process of evaluating the corporation's branch network to enhance profitability, market share and the prospects for future growth. In the prior year's second quarter, the corporation completed the acquisition of Premier Bankshares Corporation (Premier), which added 36 branches and approximately $750 million in assets.

     Average loans during the second quarter of $5.890 billion declined slightly compared to the $5.901 billion in the first quarter as low interest rates for real estate loans induced many consumers to refinance existing real estate loans and consolidate home equity loans into new first trust real estate loans. Since the corporation does not participate heavily in the first trust residential real estate loan market, this has resulted in a high level of payoffs which has tempered otherwise strong loan growth. First Virginia's largest component of loans is for automobile financing, which experienced a 13.4% annualized rate of growth in the second quarter with new loan production reaching an all-time high in June. The implementation of several new automated systems in this area keeps the company at the forefront of technological delivery and servicing. Over the past year, the corporation has been consolidating the origination and servicing functions of this product line to achieve increased sales penetration and cost efficiencies.

     Total deposits increased 3% to $7.896 billion at June 30, 1998, compared to $7.676 billion at June 30, 1997. Average deposits rose to $7.823 billion compared to $7.639 billion in the first quarter, for a 10% annualized rate of increase. Consumer frustrations with recent bank mergers in Virginia have resulted in a significant increase in new account activity for the corporation's banking subsidiaries, particularly in lower-cost demand and interest checking accounts. At June 30, 1998, total assets were $9.377 billion, a 4% increase over the prior year's second quarter balance of $9.055 billion.

     The net interest margin continued to show strength, rising five basis points to 5.19% in the second quarter compared to 5.14% in the first quarter. This level is significantly higher than the corporation's peer group of banks and comes at a time when most organizations are experiencing declines in their margins. The margin benefitted from a three basis point decrease in the cost of funds compared to the first quarter, as the funding mix moved more to lower-cost transaction and savings accounts. In addition, the yield on earning assets increased two basis points resulting from higher loan yields and fee income on loans. First Virginia derives 80% of its revenues from net interest income, and although it continues to maximize income from this source, the corporation is also increasing income from noninterest sources. Noninterest income in the second quarter increased 17% compared to the prior year's second quarter including the gain on the sale of the branches in Montgomery and Baltimore counties, Maryland. Excluding the impact of this gain, noninterest income increased 8% compared to the prior year, led by a 14% increase from trust and asset management services and a 17% increase from electronic banking services. Service charge income on deposits increased 5%, and income from the corporation's insurance agency activities increased 23%, offset by a decline in income from credit life insurance.

     Asset quality improved over its already excellent levels as nonperforming assets declined 23% from a year ago. Total nonperforming assets at June 30, 1998, were $20.384 million representing a record low .34% of outstanding loans, compared to $26.324 million and .44% of outstanding loans as of June 30, 1997. Annualized net charge-offs rose two basis points compared to the first quarter of 1998 to .36%, and for the first six months, net charge-offs were .35%, up five basis points compared to the first six months of 1997. The provision for loan losses increased 15% to $6.055 million compared to the prior year's second quarter, as a result of the higher level of net charge-offs. At June 30, 1998, the allowance for loan losses equaled 1.15% of outstanding loans, unchanged from the prior year's second quarter and covers annualized net charge-offs 3.31 times. Loans past due 90 days or more declined slightly from the end of the first quarter to $14.398 million, and represented .24% of outstanding loans at June 30, 1998.

     A summary of nonperforming and delinquent loans is as follows:

                                              1998        1997
                                            -------     -------
                                           (Dollars in thousands)
          Nonaccruing loans                 $13,476     $15,781
          Restructured loans                  2,262       4,968
          Foreclosed real estate              4,646       5,575
                                            -------     -------
          Total                             $20,384     $26,324
                                            =======     =======

          Percentage of total loans             .34%        .44%
                                            =======     =======

          Loans past due 90 days or more    $14,398     $12,213
                                            =======     =======

          Percentage of total loans             .24%        .20%
                                            =======     =======

     Noninterest expenses increased 10% over the prior year's second quarter, primarily reflecting the increases in expenses caused by the purchase of seven offices in the first quarter of 1998, and the inclusion of a full quarter's expenses for Premier Bankshares Corporation, acquired in late May 1997 and accounted for as a purchase at that time. The efficiency ratio continued to improve, declining to 56.4% in the second quarter compared to the 57.0% achieved in the first quarter.

     Total shareholders' equity increased to $1.043 billion at June 30, 1998, compared to $1.030 billion at June 30, 1997. The Tier 1 leverage ratio of 9.36% declined 23 basis points from the 9.59% level posted in the second quarter of 1997. The Board of Directors increased the quarterly dividend rate by two cents per share for the current quarter, marking the 22nd consecutive year of dividend increases. No shares were repurchased during the first half of 1998 under the corporation's share repurchase program. There are 3.267 million remaining shares authorized under the corporation's current share repurchase program.

     First Virginia's rate of return on shareholders' equity is lower in comparison to other banking companies as a consequence of the high level of capital that the corporation maintains. Banking is still a cyclical business and the benefits of a strong capital position are critical when the cycle changes to one less advantageous than it is today. There are many signs of deterioration in credit standards in the banking industry and lenders extending credit at rates and terms inconsistent with the risks assumed. First Virginia remains committed to maintaining the high quality of its assets, acknowledging that this will temporarily affect the rate of growth in assets and earnings of the company. In the long run First Virginia's performance has been consistently excellent, and its other ratios continue to rank among the best of all banks in the industry.

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

     First Virginia estimates that the total cumulative cost of the project will be approximately $23.9 million of which $13.0 million has already been expended. This includes both internal and external personnel costs related to modifying the systems, as well as the cost of purchasing or leasing hardware or software. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. These costs are not expected to have a material effect on the corporation's results of operations.

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

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollars in thousands)
                                             Three Months Ended June 30
                                                        1998
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government and its agencies       $   12,805   $    177     5.54%
    Other                                      10,626         54     2.05
  Investment securities-held to maturity:
    U.S. Government and its agencies        1,859,369     28,162     6.07
    State and municipal obligations
      (Fully taxable-equivalent basis)        146,898      2,641     7.19
    Other (Fully taxable-equivalent basis)      1,261         18     5.67
                                           ----------   --------
      Total investment securities           2,030,959     31,052     6.12
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,960,195     86,463     8.78
    Real estate                             1,028,486     23,038     8.96
    Other (Fully taxable-equivalent basis)    901,647     20,106     9.02
                                           ----------   --------
      Total loans                           5,890,328    129,607     8.81
                                           ----------   --------
  Mortgage loans held for sale                 16,595        330     7.96
  Money market investments                    508,896      7,073     5.58
  Other earning assets                         21,882        368     6.74
                                           ----------   --------
      Total earning assets and income      $8,468,660    168,430     7.97
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,407,157      5,019     1.43
  Money market accounts                       865,344      7,428     3.44
  Savings deposits                          1,155,942      6,609     2.29
  Consumer certificates of deposit          2,458,894     30,408     4.97
  Large denomination
     certificates of deposit                  421,341      5,679     5.41
                                           ----------   --------
      Total interest-bearing deposits       6,308,678     55,143     3.51
  Short-term borrowings                       287,503      3,427     4.78
  Long-term indebtedness                        3,799         88     9.31
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,599,980     58,658     3.56
                                           ==========   --------
Net interest income and net interest margin             $109,772     5.19%
                                                        ========
Other average balances:
  Demand deposits                          $1,514,818
  Common shareholders' equity               1,036,666
  Total shareholders' equity                1,037,212
  Total assets                              9,274,741

AVERAGE BALANCES AND INTEREST RATES (Continued) (Unaudited)
(Dollar amounts in thousands)
                                             Three Months Ended June 30
                                                        1997
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $     -      $   -         -  %
  Investment securities-held to maturity:
    U.S. Government & its agencies          1,770,853     27,204     6.16
    State and municipal obligations
      (Fully taxable-equivalent basis)        147,981      2,576     6.96
    Other (Fully taxable-equivalent basis)      1,088         32    11.88
                                           ----------   --------
      Total investment securities           1,919,922     29,812     6.15
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,655,722     79,867     8.76
    Real estate                             1,095,916     24,073     8.79
    Other (Fully taxable-equivalent basis)    858,868     19,417     9.03
                                           ----------   --------
      Total loans                           5,610,506    123,357     8.82
                                           ----------   --------
  Mortgage loans held for sale                 13,209        302     9.16
  Money market investments                    292,726      3,968     5.44
  Other earning assets                         21,357        348     6.53
                                           ----------   --------
      Total earning assets and income      $7,857,720    157,787     8.02
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,327,813      5,832     1.76
  Money market accounts                       724,151      5,341     2.96
  Savings deposits                          1,149,710      6,518     2.27
  Certificates of deposit:
    Consumer                                2,366,692     28,982     4.92
    Large denomination                        369,737      4,965     5.39
                                           ----------   --------
      Total interest-bearing deposits       5,938,103     51,638     3.49
  Short-term borrowings                       250,576      2,943     4.71
  Long-term indebtedness                        3,512         65     7.46
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,192,191     54,646     3.54
                                           ==========   --------
Net interest income and net interest margin             $103,141     5.23%
                                                        ========

Other average balances:
  Demand deposits                          $1,340,773
  Common shareholders' equity                 912,067
  Total shareholders' equity                  912,709
  Total assets                              8,532,192

AVERAGE BALANCES AND INTEREST RATES (Continued) (Unaudited)
(Dollars in thousands)
                                              Six Months Ended June 30
                                                        1998
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
 Investment Securities-available for sale:
    U.S. Government and its agencies       $    8,915  $     245     5.55%
    Other                                      10,423        128     2.45
  Investment Securities-held to maturity:
    U.S. Government and its agencies        1,744,632     52,722     6.07
    State and municipal obligations
      (Fully taxable-equivalent basis)        150,760      5,404     7.17
    Other (Fully taxable-equivalent basis)      1,404         42     5.99
                                           ----------   --------
      Total investment securities           1,916,134     58,541     6.14
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,972,889    172,993     8.78
    Real estate                             1,027,211     45,192     8.80
    Other (Fully taxable-equivalent basis)    895,708     39,405     8.92
                                           ----------   --------
      Total loans                           5,895,808    257,590     8.78
                                           ----------   --------
  Mortgage loans held for sale                 15,884        598     7.53
  Money market investments                    529,837     14,436     5.49
  Other earning assets                         21,670        735     6.79
                                           ----------   --------
      Total earning assets and income      $8,379,333    331,900     7.96
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plans          $1,391,989     10,266     1.49
  Money market accounts                       839,815     14,185     3.41
  Savings deposits                          1,147,106     13,059     2.30
  Consumer certificates of deposit          2,455,039     60,500     4.97
  Large denomination
     certificates of deposit                  426,439     11,285     5.34
                                           ----------   --------
      Total interest-bearing deposits       6,260,388    109,295     3.52
  Short-term borrowings                       280,421      6,638     4.77
  Long-term indebtedness                        3,264        135     8.29
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,544,073    116,068     3.58
                                           ==========   --------
Net interest income and net interest margin             $215,832     5.16%
                                                        ========
Other average balances:
  Demand deposits                          $1,471,576
  Common shareholders' equity               1,027,915
  Total shareholders' equity                1,028,475
  Total assets                              9,169,537

AVERAGE BALANCES AND INTEREST RATES (Continued) (Unaudited)
(Dollar amounts in thousands)
                                              Six Months Ended June 30
                                                        1997
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $     -      $   -         -  %
  Investment securities-held to maturity:
    U.S. Government & its agencies          1,727,495     52,546     6.12
    State and municipal obligations
      (Fully taxable-equivalent basis)        142,361      4,891     6.87
    Other (Fully taxable-equivalent basis)        949         47     9.96
                                           ----------   --------
      Total investment securities           1,870,805     57,484     6.11
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,616,765    156,439     8.72
    Real estate                             1,038,627     45,317     8.73
    Other (Fully taxable-equivalent basis)    819,410     36,580     8.96
                                           ----------   --------
      Total loans                           5,474,802    238,336     8.76
                                           ----------   --------
  Mortgage loans held for sale                 11,391        468     8.22
  Money market investments                    327,367      8,674     5.34
  Other earning assets                         20,356        677     6.66
                                           ----------   --------
      Total earning assets and income      $7,704,721    305,639     7.95
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,309,741     11,545     1.78
  Money market accounts                       719,997     10,562     2.96
  Savings deposits                          1,128,726     12,673     2.26
  Consumer certificates of deposit          2,313,180     56,427     4.92
  Large denomination
     certificates of deposit                  360,182      9,404     5.27
                                           ----------   --------
      Total interest-bearing deposits       5,831,826    100,611     3.48
  Short-term borrowings                       240,962      5,534     4.63
  Long-term indebtedness                        3,639        108     5.95
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,076,427    106,253     3.53
                                           ==========   --------
Net interest income and net interest margin             $199,386     5.17%
                                                        ========

Other average balances:
  Demand deposits                          $1,294,720
  Common shareholders' equity                 896,630
  Total shareholders' equity                  897,274
  Total assets                              8,353,253

                         PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     a) An Annual Meeting of the Shareholders was held on Friday, April 24, 1998. Proxies for the meeting were solicited pursuant to Regulation 14 under the Act.

     b) There was no solicitation in opposition to the management nominees as listed in the proxy statement and all such nominees were elected. The following directors were elected at the meeting:


Management nominee:                          Common    Preferred    Total
 Edward L. Breeden,III.                       Stock      Stock      Stock
  ====================                     -----------  -------  -----------
    Votes for:
       Individual votes                     19,496,195   25,285   19,521,480
       Broker/nominee votes                 24,240,965    4,456   24,245,421
                                           -----------  -------  -----------
       Total management proxy votes for     43,737,160   29,741   43,766,901
    Floor vote for - individual/in person        1,563        0        1,563
                                           -----------  -------  -----------
       Total votes for                      43,738,723   29,741   43,768,464
    Votes withheld:
       Individual votes                        226,975      245      227,220
       Broker/nominee votes                    292,137       33      292,170
                                           -----------  -------  -----------
       Total votes                          44,257,835   30,019   44,287,854
    Shares present but not voted                39,112        0       39,112
                                           -----------  -------  -----------
       Shares for a quorum                  44,296,947   30,019   44,326,966
    Shares not present nor voted:
       Individual                            5,532,684   26,089    5,558,773
       Broker/nominee                        1,999,375    1,143    2,000,518
                                           -----------  -------  -----------
       Total shares outstanding             51,829,006   57,251   51,886,257
                                           ===========  =======  ===========

Management nominee:                          Common    Preferred    Total
 Gilbert R. Giordano                          Stock      Stock      Stock
  ===============                          -----------  -------  -----------
    Votes for:
       Individual votes                     19,461,140   25,256   19,486,396
       Broker/nominee votes                 24,240,965    4,456   24,245,421
                                           -----------  -------  -----------
       Total management proxy votes for     43,702,105   29,712   43,731,817
    Floor vote for - individual/in person        1,563        0        1,563
                                           -----------  -------  -----------
       Total votes for                      43,703,668   29,712   43,733,380
    Votes withheld:
       Individual votes                        262,030      274      262,304
       Broker/nominee votes                    292,137       33      292,170
                                           -----------  -------  -----------
       Total votes                          44,257,835   30,019   44,287,854
    Shares present but not voted                39,112        0       39,112
                                           -----------  -------  -----------
       Shares for a quorum                  44,296,947   30,019   44,326,966
    Shares not present nor voted:
       Individual                            5,532,684   26,089    5,558,773
       Broker/nominee                        1,999,375    1,143    2,000,518
                                           -----------  -------  -----------
       Total shares outstanding             51,829,006   57,251   51,886,257
                                           ===========  =======  ===========


Management nominee:                          Common    Preferred    Total
 Eric C. Kendrick                            Stock      Stock       Stock
  ====================                     -----------  -------  -----------
    Votes for:
       Individual votes                     19,505,166   25,135   19,530,301
       Broker/nominee votes                 24,248,690    4,456   24,253,146
                                           -----------  -------  -----------
       Total management proxy votes for     43,753,856   29,591   43,783,447
    Floor vote for - individual/in person        1,563        0        1,563
                                           -----------  -------  -----------
       Total votes for                      43,755,419   29,591   43,785,010
    Votes withheld:
       Individual votes                        218,004      395      218,399
       Broker/nominee votes                    284,412       33      284,445
                                           -----------  -------  -----------
       Total votes                          44,257,835   30,019   44,287,854
    Shares present but not voted                39,112        0       39,112
                                           -----------  -------  -----------
       Shares for a quorum                  44,296,947   30,019   44,326,966
    Shares not present nor voted:
       Individual                            5,532,684   26,089    5,558,773
       Broker/nominee                        1,999,375    1,143    2,000,518
                                           -----------  -------  -----------
       Total shares outstanding             51,829,006   57,251   51,886,257
                                           ===========  =======  ===========

Management nominee:                          Common    Preferred    Total
 Robert M. Rosenthal                          Stock      Stock      Stock
  ===================                      -----------  -------  -----------
    Votes for:
       Individual votes                     19,460,742   25,245   19,485,987
       Broker/nominee votes                 24,245,240    4,456   24,249,696
                                           -----------  -------  -----------
       Total management proxy votes for     43,705,982   29,701   43,735,683
    Floor vote for - individual/in person        1,563        0        1,563
                                           -----------  -------  -----------
       Total votes for                      43,707,545   29,701   43,737,246
    Votes withheld:
       Individual votes                        262 428      285      262,713
       Broker/nominee votes                    287,862       33      287,895
                                           -----------  -------  -----------
       Total votes                          44,257,835   30,019   44,287,854
    Shares present but not voted                39,112        0       39,112
                                           -----------  -------  -----------
       Shares for a quorum                  44,296,947   30,019   44,326,966
    Shares not present nor voted:
       Individual                            5,532,684   26,089    5,558,773
       Broker/nominee                        1,999,375    1,143    2,000,518
                                           -----------  -------  -----------
       Total shares outstanding             51,829,006   57,251   51,886,257
                                           ===========  =======  ===========


Management nominee:                          Common    Preferred    Total
 Robert H. Zalokar                            Stock      Stock      Stock
  =====================                    -----------  -------  -----------
    Votes for:
       Individual votes                     19,483,859   25,285   19,509,144
       Broker/nominee votes                 24,244,267    4,456   24,248,723
                                           -----------  -------  -----------
       Total management proxy votes for     43,728,126   29,741   43,757,867
    Floor vote for - individual/in person        1,563        0        1,563
                                           -----------  -------  -----------
       Total votes for                      43,729,689   29,741   43,759,430
    Votes withheld:
       Individual votes                        239,311      245      239,556
       Broker/nominee votes                    288,835       33      288,868
                                           -----------  -------  -----------
       Total votes                          44,257,835   30,019   44,287,854
    Shares present but not voted                39,112        0       39,112
                                           -----------  -------  -----------
       Shares for a quorum                  44,296,947   30,019   44,326,966
    Shares not present nor voted:
       Individual                            5,532,684   26,089    5,558,773
       Broker/nominee                        1,999,375    1,143    2,000,518
                                           -----------  -------  -----------
       Total shares outstanding             51,829,006   57,251   51,886,257
                                           ===========  =======  ===========

    c) Among other matters voted on at the meeting was the following:

       i) The appointment of the independent auditors.

                                             Common    Preferred    Total
                                              Stock      Stock      Stock
                                           -----------  -------  -----------
    Votes for:
       Individual votes                     19,346,022   24,739   19,370,761
       Broker/nominee votes                 24,386,880    4,438   24,391,318
                                           -----------  -------  -----------
       Total management proxy votes for     43,732,902   29,177   43,762,079
    Floor vote for - individual/in person        1,563        0        1,563
                                           -----------  -------  -----------
       Total votes for                      43,734,465   29,177   43,763,642
    Votes against:
       Individual votes                        152,631      160      152,791
       Broker/nominee votes                     58,120       51       58,171
                                           -----------  -------  -----------
       Total shares voted                   43,945,216   29,388   43,974,604
    Votes abstain:
       Individual votes                        224,517      631      225,148
       Broker/nominee votes                     88,102        0       88,102
                                           -----------  -------  -----------
       Total votes received                 44,257,835   30,019   44,287,854
    Shares present but not voted                39,112        0       39,112
    Shares not present nor voted:
       Individual                            5,532,684   26,089    5,558,773
       Broker/nominee                        1,999,375    1,143    2,000,518
                                           -----------  -------  -----------
       Total shares outstanding             51,829,006   57,251   51,886,257
                                           ===========  =======  ===========

       ii) The Adoption of the 1998 Stock Incentive Plan

                                             Common    Preferred    Total
                                              Stock      Stock      Stock
                                           -----------  -------  -----------
    Votes for:
       Individual votes                     16,815,303   22,306   16,837,609
       Broker/nominee votes                 22,253,940    4,323   22,258,263
                                           -----------  -------  -----------
       Total management proxy votes for     39,069,243   26,629   39,095,872
    Floor vote for - individual/in person        1,176        0        1,176
                                           -----------  -------  -----------
       Total votes for                      39,070,419   26,629   39,097,048
    Votes against:
       Individual votes                      2,249,757    1,184    2,250,941
       Broker/nominee votes                  1,995,445      133    1,995,578
       Floor Vote                                  387        0          387
                                           -----------  -------  -----------
       Total shares voted                   43,316,008   27,946   43,343,954
    Votes Abstain:
       Individual vote                         658,110    2,040      660,150
       Broker/nominee votes                    283,717       33      283,750
                                           -----------  -------  -----------
       Total votes received                 44,257,835   30,019   44,287,854
    Shares present but not voted                39,112        0       39,112
    Shares not present not voted:
       Individual votes                      5,532,684   26,089    5,558,773
       Broker/nominee votes                  1,999,375    1,143    2,000,518
                                            -----------  -------   ----------
     Total shares outstanding               51,829,006   57,251   51,886,257
                                            ===========  =======  ===========

       iii) Amendment to the Articles of Incorporation

                                             Common    Preferred    Total
                                              Stock      Stock      Stock
                                           -----------  -------  -----------
    Votes for:
       Individual votes                     18,262,623   23,593   18,286,216
       Broker/nominee votes                 17,884,518    4,408   17,888,926
                                           -----------  -------  -----------
       Total management proxy votes for     36,147,141   28,001   36,175,142
    Floor vote for - individual/in person        1,563        0        1,563
                                           -----------  -------  -----------
       Total votes for                      36,148,704   28,001   36,176,705
    Votes Against:
       Individual votes                      1,008,743      653    1,009,396
       Broker/nominee votes                  6,518,645       81    6,518,726
                                           -----------  -------  -----------
       Total shares voted                   43,676,092   28,735   43,704,827
    Votes Abstain:
       Individual votes                        451,804    1,284      453,088
       Broker/nominee votes                    129,939        0      129,939
                                           -----------  -------  -----------
       Total votes                          44,257,835   30,019   44,287,854
    Shares present but not voted                39,112        0       39,112
    Shares not present nor voted:
       Individual                            5,532,684   26,089    5,558,773
       Broker/nominee                        1,999,375    1,143    2,000,518
                                           -----------  -------  -----------
       Total shares outstanding             51,829,006   57,251   51,886,257
                                           ===========  =======  ===========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

     a) Exhibit 3(i) - Articles of Incorporation (Included in original SEC filing only)

         Exhibit 12  - Statement re:  Computation of Ratios (Page 29)

         Exhibit 15  - Independent Accountants' Review Report (Page 30)

         Exhibit 15A - Letter of Acknowledgement from
              Independent Accountants (Page 31)

         Exhibit 27  - Financial Data Schedules (Page 31)

     b) A Form 8-K was not required to be filed during the quarter ended June 30, 1998.







     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.



                                               FIRST VIRGINIA BANKS, INC.


                                                 /s/ Richard F. Bowman
August 12, 1998                                 __________________________
                                                Richard F. Bowman,
                                                Senior Vice President,
                                                Treasurer and
                                                Chief Financial Officer

                                                               Exhibit 3(i)



                          FIRST VIRGINIA BANKS, INC.

                          ARTICLES OF INCORPORATION

                   (With Amendments through April 24, 1998)


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


                                ARTICLE III.

     The Corporation shall have the authority to issue 175,000,000 shares of Common Stock, $1.00 par value, and 3,000,000 shares of Preferred Stock, $10.00 par value.

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

C. The affirmative vote of the holders of not less than four- fifths (80%) of the stock entitled to vote generally in the election of directors shall be required to amend, or repeal this Article V or adopt any provision inconsistent with this Article V, or to adopt a Bylaw to fix the number of directors.


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

                                                              EXHIBIT 12

                            FIRST VIRGINIA BANKS, INC.
                     STATEMENT RE: COMPUTATION OF RATIOS

                               Three Months Ended       Six Months Ended
                                     June 30                 June 30
                                1998        1997        1998        1997
                             ----------  ----------  ----------  ----------
Ratios - Page 10            (In thousands, except per-share data and ratios)
----------------
  Net Loan Charge-offs (Annualized)
    to Average Loans:
      Net charge-offs        $    5,318  $    4,633  $   10,349  $    8,268

      Average loans          $5,890,328  $5,610,506  $5,895,808  $5,474,802

    Net Loan Charge-offs
      to Average Loans             0.36%       0.33%       0.35%       0.30%
                             ==========  ==========  ==========  ==========

  Allowance for Loan Losses
    to Period-end Loans:
      Allowance for Loan Losses                       $   68,533  $   68,634

      Period-end Loans                                $5,984,827  $5,994,091

    Allowance for Loan Losses
      to Period-end Loans                                   1.15%       1.15%
                                                      ==========  ==========
  Nonperforming Assets to
    Period-end Loans:
      Nonperforming Assets:
        Non-accruing loans                            $   13,476  $   15,781
        Restructured loans                                 2,262       4,968
        Properties acquired by foreclosure                 4,646       5,575
                                                      ----------  ----------
      Nonperforming Assets                            $   20,384  $   26,324
                                                      ----------  ----------

      Period-end Loans                                $5,984,827  $5,994,091

    Nonperforming Assets to Period-end Loans:               0.34%       0.44%
                                                      ==========  ==========

Ratios - Pages 16/19
--------------------
  Net Interest Margin:
    Net interest income
      (Taxable equivalent)    $  109,772  $  103,141  $  215,832  $  199,386

    Total average
      earning assets          $8,468,660  $7,857,720  $8,379,333  $7,704,721

      Net interest margin
        ratio (Annualized)          5.19%       5.23%       5.16%       5.17%
                              ==========  ==========  ==========  ==========

                                                          EXHIBIT 15



                     Independent Accountants' Review Report

     Board of Directors
     First Virginia Banks, Inc.

          We have reviewed the accompanying condensed consolidated balance sheets of First Virginia Banks, Inc. as of June 30, 1998 and 1997, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows and shareholders' equity for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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

     Washington, D.C.
     July 8, 1998

                                                          EXHIBIT 15A

     ERNST & YOUNG LLP
     1225 Connecticut Avenue, N.W.
     Washington, D.C. 20036


     August 12, 1998


     Board of Directors
     First Virginia Banks, Inc.

               We are aware of the incorporation by reference in Registration Statement Number 33-30465 on Form S-8 dated June 30, 1997, Post-effective Amendment No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994, Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993, Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992, Registration Statement Number 33-31890 on Form S-3 dated November 1, 1989, Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987, and Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987, of our reports dated April 8, 1998 and July 8, 1998, relating to the unaudited condensed consolidated interim financial statements of First Virginia Banks, Inc., that are included in its Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.






                                                   /s/ Ernst & Young LLP
                                                   _____________________
                                                   Ernst & Young LLP