Form 10-Q
period 1998-09-30
FIRST VIRGINIA BANKS INC
filed 1998-11-16
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                 Commission file number 1-6580
         September 30, 1998


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


               On October 31, 1998, there were 50,078,842 shares of common stock outstanding.



     This report contains a total of 28 pages.

                                    INDEX
                                                                  Page

                                                               ---------
     PART I - Financial Information


        Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - September 30,
              1998 and 1997, (Unaudited), and December 31, 1997   3/ 4

           Condensed Consolidated Statements of Income - Three
              months and nine months ended September 30, 1998
              and 1997 (Unaudited)                                5/ 6

           Condensed Consolidated Statements of Shareholders'
              Equity - Nine months ended September 30, 1998
              and 1997 (Unaudited)                                   7

           Condensed Consolidated Statements of Cash Flows - Nine
              months ended September 30, 1998 and 1997 (Unaudited)   8

           Notes to Condensed Consolidated Financial
              Statements (Unaudited)                              9/13

        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         13/22

     PART II - Other Information


        Item 5.  Other Information                                  23

        Item 6.  Exhibits and Reports on Form 8-K

           Signatures                                               24

           Exhibit  3(ii) - Bylaws
              (Included in original SEC filing only)

           Exhibit 12 - Statement re: Computation of Ratios         25

           Exhibit 15 - Independent Accountants' Review
              Report                                                26

           Exhibit 15A - Letter of Acknowledgement of
              Independent Accountants                               27

           Exhibit 27 - Financial Data Schedules                    28

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

                                               Sept.30  December 31  Sept.30
                                                 1998       1997       1997
                                              ---------- ---------- ----------
                                             (Unaudited)            (Unaudited)
                                                       (In thousands)
ASSETS
Cash and due from banks                       $  349,051 $  386,832 $  355,830
Money market investments                         166,844    243,162    242,675
                                              ---------- ---------- ----------
        Total cash and cash equivalents          515,895    629,994    598,505
                                              ---------- ---------- ----------
Loans held for sale                               65,595     18,953     20,745
Investment securities - available for sale        22,551        -          -
Investment securities - held to maturity
   (market values of $2,207,194, $1,954,155
           and $1,902,463)                     2,184,424  1,946,944  1,896,091

Loans, net of unearned income                  6,009,999  5,937,978  5,946,889
Allowance for loan losses                        (69,346)   (68,064)   (68,126)
                                              ---------- ---------- ----------
        Net loans                              5,940,653  5,869,914  5,878,763
                                              ---------- ---------- ----------

Other earning assets                              22,414     21,444     23,269
Premises and equipment                           161,230    164,301    164,494
Intangible assets                                188,431    174,976    178,197
Accrued income and other assets                  188,523    185,111    156,441
                                              ---------- ---------- ----------
   Total Assets                               $9,289,716 $9,011,637 $8,916,505
                                              ========== ========== ==========

                                               Sept.30  December 31  Sept.30
                                                 1998       1997       1997
                                              ---------- ---------- ----------
                                             (Unaudited)            (Unaudited)
                                                        (In thousands)
LIABILITIES
Deposits:
   Noninterest-bearing                        $1,522,573 $1,460,784 $1,409,927
   Interest-bearing:
        Interest checking/savings plan         1,381,608  1,391,962  1,323,206
        Money market accounts                    928,194    772,067    745,254
        Savings deposits                       1,137,860  1,124,058  1,158,470
        Consumer certificates of deposit       2,446,088  2,444,132  2,492,180
        Large denomination
          certificates of deposit                441,986    426,839    410,034
                                              ---------- ---------- ----------
           Total deposits                      7,858,309  7,619,842  7,539,071

Short-term borrowings                            317,327    251,687    272,393
Long-term indebtedness                             3,439      2,826      3,092
Accrued interest and other liabilities           125,710    126,126    106,093
                                              ---------- ---------- ----------
   Total Liabilities                           8,304,785  8,000,481 7,920,649
                                              ---------- ---------- ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       537        583        617
Common stock, $1 par value                        50,345     51,817     51,790
Capital surplus                                   15,272     92,971     92,522
Retained earnings                                916,514    865,785    850,927
Accumulated other comprehensive income             2,263        -          -
                                              ---------- ---------- ----------
   Total Shareholders' Equity                    984,931  1,011,156    995,856
                                              ---------- ---------- ----------
   Total Liabilities and Shareholders' Equity $9,289,716 $9,011,637 $8,916,505
                                              ========== ========== ==========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                       Three Months Ended    Nine Months Ended
                                            Sept.30               Sept.30
                                        1998       1997       1998       1997
                                      --------   --------   --------   --------
                                         (In thousands, except per-share data)

Interest income:
     Loans                            $131,467   $131,226   $387,767   $368,130
     Loans held for sale                   275        241        873        709
     Investment securities -
      available for sale                   239       -           612       -
     Investment securities -
      held to maturity                  29,844     27,182     86,547     83,362
     Money market investments            6,924      5,866     21,360     14,540
     Other earning assets                  389        386      1,124      1,062
                                      --------   --------   --------   --------
        Total interest income          169,138    164,901    498,283    467,803
                                      --------   --------   --------   --------

Interest expense:
     Deposits                           56,093     55,130    165,388    155,742
     Short-term borrowings               4,108      3,217     10,746      8,751
     Long-term indebtedness                 91         58        226        166
                                      --------   --------   --------   --------
        Total interest expense          60,292     58,405    176,360    164,659
                                      --------   --------   --------   --------
Net interest income                    108,846    106,496    321,923    303,144
Provision for loan losses                5,512      3,831     15,651     12,421
                                      --------   --------   --------   --------
Net interest income after provision
 for loan losses                       103,334    102,665    306,272    290,723
                                      --------   --------   --------   --------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued) (Unaudited)

                                       Three Months Ended    Nine Months Ended
                                            Sept.30               Sept.30
                                        1998       1997       1998       1997
                                      --------   --------   --------   --------
                                         (In thousands, except per-share data)

Net interest income after provision
 for loan losses                       103,334    102,665    306,272    290,723
                                      --------   --------   --------   --------
Noninterest income:
    Service charges on deposit
      accounts                          11,419     11,164     33,218     31,422
    Insurance premiums and
      commissions                        2,100      1,620      5,445      4,907
    Credit card service charges
      and fees                           3,248      3,032      9,233      8,653
    Trust services                       2,508      2,325      7,743      6,879
    Electronic banking service fees 3,302 2,703 9,115 7,692 Income from other customer
      services                           3,589      3,795     10,695     10,972
    Securities gains before income
      tax provisions of $161,$2,
      $340 and $11                         460          4        971         31
    Other                                2,287      5,164      8,112      7,491
                                      --------   --------   --------   --------
        Total noninterest income        28,913     29,807     84,532     78,047
                                      --------   --------   --------   --------
Noninterest expense:
     Salaries and employee benefits     45,491     43,907    133,691    124,905
     Occupancy                           6,318      6,229     18,842     17,984
     Equipment                           7,453      6,812     21,500     18,955
     Advertising                         2,425      2,161      7,136      5,860
     Printing and supplies               1,859      1,728      5,275      5,076
     Credit card processing fees         2,472      2,218      6,782      6,205
     FDIC assessment                       284        284        818        818
     Amortization of intangibles         3,799      3,377     10,858      8,064
     Other                              12,922     12,175     37,814     34,125
                                      --------   --------   --------   --------
        Total noninterest expense       83,023     78,891    242,716    221,992
                                      --------   --------   --------   --------
Income before income taxes              49,224     53,581    148,088    146,778
Provision for income taxes              17,280     18,863     52,158     51,310
                                      --------   --------   --------   --------
NET INCOME                            $ 31,944   $ 34,718   $ 95,930   $ 95,468
                                      ========   ========   ========   ========
Net income per share of common stock
  Basic                               $    .62   $    .67   $   1.86   $   1.90
  Diluted                                  .62        .66       1.85       1.89

Average shares of common stock outstanding
  Basic                                 51,198     52,184     51,621     50,224
  Diluted                               51,490     52,478     51,925     50,500

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

                                                             Accum-
                                                             ulated
                            Pre-                             Other    Total
                           ferred   Common                   Compre-  Share-
                            Stock    Stock  Capital Retained hensive holders'
                           $10 Par  $1 Par  Surplus Earnings Income   Equity
                           ------- ------- -------- -------- ------ ----------
                                           (Dollars in thousands)

Balance January 1, 1997... $   647 $48,612 $ 27,327 $794,691 $ -    $  871,277

Net income*...............      -     -        -      95,468   -        95,468
Increase attributable to
 an acquired bank.........           5,435  157,190                    162,625
Conversion of preferred
  to common stock.........     (30)      6       24     -      -         -
Issuance of shares for
  stock options and stock
  appreciation rights.....      -       21      489     -      -           510
Common stock repurchases
  and related transactions      -   (2,284) (92,508)           -       (94,792)
Dividends declared:
  Preferred stock.........      -      -       -         (31)  -           (31)
  Common stock $0.77 per share  -      -       -     (39,201)  -       (39,201)
                           ------- ------- -------- -------- ------ ----------
Balance Sept.30, 1997..... $   617 $51,790 $ 92,522 $850,927 $ -    $ 995,856
                           ======= ======= ======== ======== ====== ==========

Balance January 1, 1998... $   583 $51,817 $ 92,971 $865,785 $ -    $1,011,156
Comprehensive income:
  Net income..............      -     -        -      95,930   -        95,930
  Unrealized gains on
    investment securities
    available for sale,
    net of tax of $1,230        -     -        -        -     2,263      2,263
                                                                    ----------
Total comprehensive income      -     -        -        -      -        98,193
                                                                    ----------
Conversion of preferred
  to common stock.........     (46)     10       36     -      -          -
Issuance of shares for
 stock options............      -       32      516     -      -           548
Common stock repurchases
 and related transactions       -   (1,514) (78,251)    -      -       (79,765)
Dividends declared:
  Preferred stock.........      -     -        -         (27)  -           (27)
  Common stock $0.88 per share  -     -        -     (45,174)  -       (45,174)
                           ------- ------- -------- -------- ------ ----------
Balance Sept.30, 1998..... $   537 $50,345 $ 15,272 $916,514 $2,263 $  984,931
                           ======= ======= ======== ======== ====== ==========

* There are no adjustments to net income to determine comprehensive income for the Nine months ended September 30, 1997.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                            Nine Months Ended
                                                                 Sept.30
                                                             1998       1997
                                                           --------   --------
                                                              (In thousands)

Net cash provided by operating activities                  $ 75,727 $ 126,487
                                                          --------   --------
Investing activities:
     Proceeds from the maturity of
        held to maturity securities                       1,966,447    810,930
     Proceeds from the maturity or sale of
        available for sale securities                       118,350       -
     Purchase of held to maturity securities             (2,332,068)  (723,718)
     Purchase of available for sale securities              (12,853)      -
     Net decrease in loans                                  (86,391)   (84,845)
     Net increase in other earning assets                      (970)      (121)
     Purchases of premises and equipment                    (12,175)   (11,337)
     Sales of premises and equipment                          4,035      3,699
     Acquisition of banks, net of cash acquired                -        38,545
     Increase in intangible assets                          (22,923)      (238)
     Other                                                    7,824       (241)
                                                           --------   --------
        Net cash used for investing activities             (370,724)    32,674
                                                           --------   --------
Financing activities:
     Net increase (decrease) in deposits                    238,467   (157,080)
     Net increase in short-term borrowings                   65,640     27,734)
     Principal payments on long-term borrowings                (715)      (785)
     Proceeds from long-term borrowings                       1,328       -
     Cash dividends - common, $.86 and $.76 per share       (44,579)   (38,002)
     Cash dividends - preferred                                 (27)       (32)
     Stock repurchases and related transactions             (79,764)   (94,792)
     Proceeds from issuance of common stock                     548        510
                                                           --------   --------
        Net cash provided by (used for)
          financing activities                              180,898   (262,447)
                                                           --------   --------
        Net decrease in cash and
         cash equivalents                                  (114,099) (103,286)
        Cash and cash equivalents at beginning of year      629,994    701,791
                                                           --------   --------
        Cash and cash equivalents at end of period         $515,895   $598,505
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

3. INVESTMENT SECURITIES

     The following reflects the amortized cost of securities and the related approximate market values (in thousands):

                                     Sept.30, 1998            Sept 30, 1997
                                Amortized     Market     Amortized     Market
                                   Cost        Value        Cost        Value
                                ----------  ----------   ----------  ----------
Securities available for sale:
U.S. Government and
   its agencies                 $   12,068  $   12,230   $     -     $     -
Other                                6,990      10,321         -           -
                                ----------  ----------   ----------  ----------
                                $   19,058  $   22,551   $     -     $     -
                                ==========  ==========   ==========  ==========

Securities held to maturity:
U.S. Government and
   its agencies                 $1,996,312  $2,014,883   $1,722,734  $1,726,621
State and municipal obligations    187,830     192,023      172,111     174,566
Other                                  282         288        1,246       1,276
                                ----------  ----------   ----------  ----------
                                $2,184,424  $2,207,194   $1,896,091  $1,902,463
                                ==========  ==========   ==========  ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

4. LOANS

     Loans consisted of (in thousands):
                                                     Sept.30
                                                1998          1997
                                             ----------    ----------
Consumer:
   Automobile installment                    $2,654,135    $2,401,161
   Home equity, fixed- and variable-rate        930,422       984,743
   Revolving credit plans,
     including credit cards                     131,532       198,634
   Other                                        345,105       394,595
Real estate:
   Construction and land development            122,673       126,514
   Commercial mortgage                          577,745       595,159
   Residential mortgage                         619,000       656,386
   Other, including Industrial
     Development Authority loans                 99,001        96,854
Commercial                                      530,386       492,843
                                             ----------    ----------
   Loans, net of unearned income
     of $161,225 and $212,182                $6,009,999    $5,946,889
                                             ==========    ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


5. ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses was (dollars in thousands):

                                       Three Months Ended     Nine Months Ended
                                             Sept.30               Sept.30
                                        1998       1997       1998      1997
                                       -------    -------    -------   -------
Balance at beginning of period         $68,533    $68,634    $68,064   $62,761
Increase attributable to
    an acquired bank                       -          -          -       5,551
Increase attributable to
    acquired loans                         -          -          679       -
Provision charged to expense             5,512      3,831     15,651    12,421
                                       -------    -------    -------   -------
                                        74,045     72,465     84,394    80,733
Less:
     Loans charged off, net of
      recoveries of $1,053, $1,112,
      $3,304 and $2,895                  4,699      4,339     15,048    12,607
                                       -------    -------    -------   -------
Balance at September 30                $69,346    $68,126    $69,346   $68,126
                                       =======    =======    =======   =======
Percentage of annualized net
   charge-offs to average loans           .31%       .29%       .34%      .30%
Percentage of allowance for loan
   losses to period-end loans                                   1.15      1.15
Percentage of nonperforming assets
   to period-end loans                                           .33       .43


6. FEDERAL INCOME TAX

        The reconcilement of income tax computed at the federal statutory tax rates to the provision for income taxes was as follows (dollars in thousands):

                           Three Months Ended            Nine Months Ended
                                Sept.30                      Sept.30
                         1998           1997           1998           1997
                     -------------  -------------  -------------  -------------
                     Amount   Pct   Amount   Pct   Amount   Pct   Amount   Pct
                     ------- -----  ------- -----  ------- -----  ------- -----

Statutory rate       $17,229 35.0%  $18,754 35.0%  $51,831 35.0%  $51,372 35.0%
Nontaxable interest on
 municipal obligations  (451)(0.9)   (1,047)(2.0)   (2,421)(1.6)   (2,925)(2.0)
Other items              502  1.0     1,156  2.2     2,748  1.9     2,863  2.0
                     ------- -----  ------- -----  ------- -----  ------- -----
Effective rate       $17,280 35.1%  $18,863 35.2%  $52,158 35.3%  $51,310 35.0%
                     ======= =====  ======= =====  ======= =====  ======= =====

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


7. PREFERRED AND COMMON STOCK

     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:


                                             Sept.30   December 31   Sept.30
              Series   Dividends               1998       1997         1997
            ---------  ---------             --------  -----------   --------

                A           5%                18,826       20,111     20,404
                B           7%                 3,340        4,890      4,890
                C           7%                 9,786        9,788      9,836
                D           8%                21,702       23,534     26,589
                                             -------       ------     ------
                                              53,654       58,323     61,719
                                             =======       ======     ======
     The Series A, Series B and Series D shares are convertible into two and one fourth shares of common stock, and the Series C shares are convertible into one and eight-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share.
     There are 175,000,000 shares of common stock, par value $1.00 per share, authorized and 50,345,000, 51,817,000 and 51,790,000 shares were outstanding at September 30, 1998, December 31, 1997, and September 30, 1997, respectively. Options to purchase 602,536 shares of common stock were outstanding on September 30, 1998. A total of 3,274,830 shares of common stock were reserved at September 30, 1998: 116,319 shares for the conversion of preferred stock and 3,158,511 shares for stock options.
     The corporation has adopted a shareholder rights plan which, under certain circumstances, will give the holders of the corporation's common stock the right to purchase shares of its preferred stock or other securities. The rights will become exercisable if a person or entity acquires 20% or more of the corporation's voting stock, unless it is acquired pursuant to an offer for all outstanding shares of common stock at a price and on terms determined by the Board of Directors to be adequate and in the best interests of the corporation and its shareholders.
     If the rights become exercisable, the holder of each share of common stock, except the person or entity acquiring 20% or more of the voting stock, will have the right to receive upon exercise that number of one one-hundredths share of preferred stock equal to the number of shares of common stock having a market value of two times the exercise price of the right, to the extent available, and then an equal number of an equivalent security. Pursuant to recent amendments to the plan, the exercise price for each right is now $450.00.
     The corporation may redeem the rights, at its option, at any time prior to the date they become exercisable. The rights expire on August 8, 2008. As of September 30, 1998, each outstanding share of common stock had 4/9ths of a right attached thereto.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

8. EARNINGS PER SHARE

     Earnings per share computations are as follows (in thousands, except per share data):

                                       Three Months Ended   Nine Months Ended
                                             Sept.30             Sept.30
                                         1998      1997      1998      1997
                                        -------  -------    -------   -------
Basic:
   Average common shares outstanding     51,198   52,184     51,621    50,224
                                        =======  =======    =======   =======
Net income                              $31,944  $34,718    $95,930   $95,468
Preferred stock dividends                     9       10         27        31
                                        -------  -------    -------   -------
   Net income applicable to
      common stock                      $31,935  $34,708     95,903    95,437
                                        =======  =======    =======   =======
   Net income per share of common stock $   .62  $   .67    $  1.86   $  1.90
                                        =======  =======    =======   =======
Diluted:
   Average common shares outstanding     51,198   52,184     51,621    50,224
   Dilutive effect of stock options         175      155        184       136
   Conversion of preferred stock            117      139        120       140
                                        -------  -------    -------   -------
      Total average common shares        51,490   52,478     51,925    50,500
                                        =======  =======    =======   =======
Net income                              $31,944  $34,718    $95,930   $95,468
                                        =======  =======    =======   =======
   Net income per share of common stock $   .62  $   .66    $  1.85   $  1.89
                                        =======  =======    =======   =======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUARTERLY RESULTS

     Net income in the third quarter was $31.944 million, a decline of 8.0% compared to the $34.718 million earned in the prior year's third quarter. However, the third quarter of 1997 included an after-tax gain of $2.066 million from the sale of three branches related to the acquisition of Premier Bankshares Corporation and a $1.500 million after-tax gain from the sale of mortgage servicing rights. Excluding these non-recurring items, net income declined 1.4%. The lower number of outstanding shares, a direct result of the corporation's share repurchase program, caused diluted earnings per share to decline at a lesser rate of 6% to $.62 per share compared to the $.66 earned in the prior year's third quarter but was equal to the $.62 earned in the second quarter of 1998. The return on assets during the third quarter was 1.37% compared to the 1.55% earned in the prior year, while the return on equity was 12.53% compared to 13.89% in the prior year's third quarter.

     For the first nine months of 1998, net income was $95.930 million, up slightly compared to the $95.468 million earned in 1997. Average year to date outstanding shares increased in 1998 as a result of the issuance of shares for the Premier Bankshares acquisition in mid 1997. As a consequence, earnings per share declined 2% to $1.85 per share compared to the $1.89 per share earned in 1997. The return on average assets for the nine-month period was 1.39% compared to 1.49% in 1997, and the return on average equity was 12.45% compared to 13.76% in 1997.

     In contrast to the preceding three quarters, loan demand was strong in the third quarter with average loans rising to $6.018 billion, an 8.7% annualized rate of growth over the second quarter. Indirect automobile loans rose at a 21% annualized rate over the second quarter as the corporation experienced its best quarter ever in new automobile loan production. Commercial loans declined slightly despite strong loan demand due to a normal, seasonal decline in loans to automobile dealers for inventory financing. The corporation also had success in promoting its 15-year fixed-rate mortgage loan product, which grew at a 108% annualized rate over the second quarter. At the end of the quarter, $51.5 million in credit card loans were reclassified into the loans held for sale category as the corporation prepared to sell one of its affinity card programs as required by an agreement with the bank's partner. This sale, scheduled for early in the fourth quarter, will produce a one-time gain of approximately $1.4 million.

     Average deposits increased 3.7% in the third quarter to $7.869 billion compared to $7.589 billion in the prior year's third quarter primarily due to the acquisition of 12 branches on Maryland's eastern shore in the first and second quarters. In addition, the corporation is experiencing strong new account activity in its Virginia branches caused by the acquisitions and conversions by out-of-state banks of three of the five largest banks in Virginia. The other major bank holding company in Virginia is scheduled to be acquired in December, leaving First Virginia as the only remaining large bank holding company headquartered in the state. The corporation's super-community banking orientation with local management and boards of directors places it in a favorable position to capitalize on these acquisitions.

     Lower-cost transaction accounts, such as regular and interest checking plans and insured money market accounts, experienced the most growth over the past year and have permitted the corporation to keep its overall cost of funds one of the lowest in the industry. In the third quarter, the cost of funds declined two basis points to 3.57% compared to the prior year's third quarter and, for the first nine months, the cost of funds has risen only two basis points. The net interest margin declined five basis points to 5.14% compared to the 5.19% in the second quarter and declined 12 basis points compared to the 5.26% earned in the prior year's third quarter. Only a handful of banks ever achieve net interest margins in excess of 5.00%, a level the corporation has achieved every year since 1978.

     Asset quality remains excellent. Nonperforming assets declined 23% from a year ago. Total nonperforming assets at September 30, 1998, were $19.784 million representing a record low .33% of outstanding loans, compared to $25.603 million and .43% of outstanding loans as of September 30, 1997 and $20.384 million and .34% of loans at the end of the prior quarter. Potential problem loans, those loans which are currently performing in accordance with contractual terms but where management has concerns over the ability of the borrower to continue to comply with those terms, totaled $28.001 million at September 30, 1998, a 17% decline from the $33.840 million at December 31, 1997.
                                      14



     A summary of nonperforming and delinquent loans is as follows:

                                              1998        1997
                                            -------     -------
                                           (Dollars in thousands)
          Nonaccruing loans                 $12,953     $15,476
          Restructured loans                  2,245       4,561
          Foreclosed real estate              4,586       5,566
                                            -------     -------
          Total                             $19,784     $25,603
                                            =======     =======

          Percentage of total loans             .33%        .43%
                                            =======     =======

          Loans past due 90 days or more    $17,929     $13,229
                                            =======     =======

          Percentage of total loans             .30%        .22%
                                            =======     =======


     Annualized net charge-offs in the third quarter declined five basis points to .31% compared to the second quarter and were up two basis points compared to the .29% achieved in the third quarter of 1997. Net charge-offs declined in every category of loans during the quarter reflecting the overall
excellent quality of First Virginia's loan portfolio.   For the first nine
months, net charge-offs were .34% of loans, up slightly from the .30% in the first nine months of 1997. The provision for loan losses increased 44% to $5.512 million compared to the prior year's third quarter of $3.831 million primarily as a result of the increase in outstanding loans. The allowance for loan losses remained at 1.15% of outstanding loans, unchanged from the prior year's third quarter and from the second quarter of 1998 and covers annualized net charge-offs 3.46 times. Loans past due 90 days or more increased from the end of the second quarter to $17.929 million, and represented .30% of outstanding loans at September 30, 1998, compared to $13.229 million and .22% of outstanding loans at September 30, 1997.

     Noninterest income increased 10.2% in the third quarter, excluding the gains on the sale of branches and mortgage servicing rights in the prior year's third quarter. Income from the corporation's insurance activities rose 29.6% in the third quarter with most of that coming from the corporation's insurance agency whose income was up 34.2% during the first nine months. Title insurance sales rose 50.8%, commercial lines advanced 25.7% and insurance products sold through the banks rose 34.7%. Income from trust and asset management rose 7.9% during the quarter and was up 12.6% for the first nine months. Fee income from electronic banking services rose 22.2% during the quarter. The largest source of noninterest income, service charges on deposit accounts, increased a modest 2.3%. A comprehensive review of deposit service charge methods was completed late in the third quarter, and the implementation of new value-based methods should result in double digit increases in these fees over the next several quarters. During the quarter, some equity securities were sold producing a gain of $460 thousand.

 Noninterest expenses increased 5.2% over the prior year's third quarter. Salaries and employee benefit expenses rose 3.6% compared to the prior year's third quarter. Despite adding a net four branches since the end of the prior year's third quarter, including the 12 branches acquired on the Maryland eastern shore, the number of employees declined 1%, reflecting efficiencies achieved in consolidating operations and enhancing technology in various areas of the bank. Equipment expense increased 9.4%, primarily as a result of Year 2000 upgrades. Amortization of intangibles increased 12.5% during the quarter and is up 34.6% for the first nine months. All of the corporation's most recent acquisitions have been accounted for using the purchase method, giving rise to goodwill and other intangibles that are written off over lives of 5-25 years. The corporation continues to maintain an efficiency ratio in the top quartile of all banks. In the third quarter the efficiency ratio was 57.3%, and for the first nine months the ratio was 56.9% compared to 55.9% in the first nine months of 1997.

 Total shareholders' equity declined by 1% to $984.931 million at September 30, 1998, compared to $995.856 million at September 30, 1997. During the third quarter of 1998, the corporation resumed the stock repurchase program previously authorized by the Board of Directors. Consequently, the corporation purchased 1,513,600 shares of stock in the quarter resulting in the slight decline in total shareholders' equity. There remain an additional 1,752,950 shares in the current authorization and, as market conditions permit, the corporation will continue to purchase shares under the stock repurchase program. At the end of the third quarter, First Virginia's equity to asset ratio was an exceptionally strong 10.60% compared to an average of 8.57% for the 184 largest banking companies surveyed by Keefe, Bruyette & Woods at the end of the second quarter.


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

 First Virginia began preparing its computer systems and applications for the Year 2000 in 1993. This process involves modifying or replacing the corporation's affected hardware and software as well as ensuring that external service providers, significant vendors and large customers are taking the appropriate action to remedy their Year 2000 issues. First Virginia developed a five phase approach to resolve it's Year 2000 issues. This approach involves the following phases: awareness, assessment, renovation, validation and implementation. The awareness and assessment phases involve identifying the systems affected, analyzing the scope and magnitude of the problem, and developing an action plan to address each area affected. Management has identified 67 systems as "mission critical," which are defined as those systems which would severely impair operations or cause a significant loss of revenue if not remediated. This includes systems maintained on the corporation's own computers as well as those systems processed by external service providers. To date, First Virginia has completed all aspects of the awareness and assessment phases.

 The renovation phase involves modifying or replacing the corporation's affected systems. Of the systems identified as mission critical, 85% have completed the renovation phase. The final two phases, validation and implementation, involve testing and certification that the systems are compliant with all Year 2000 issues and are also 85% completed. The remainder of the mission-critical systems are expected to be tested and certified by the end of March, 1999. The corporation is also developing a business resumption and remediation contingency plan for use in the event the Year 2000 mission-critical systems fail to achieve Year 2000 readiness, which will be in place by September 30, 1999.

 First Virginia has contacted non-mission-critical external service providers, significant suppliers and large customers to determine the extent to which they may be affected by Year 2000 issues and to determine whether they are taking the appropriate steps to remedy their own Year 2000 issues. To date, First Virginia is not aware of any external service providers, vendors or large customers whose failure to resolve their own Year 2000 issues would have a material adverse effect on First Virginia's results of operations. However, the corporation has no means of ensuring that external agents or large customers will be ready and the effect of their non-compliance is not determinable. The corporation will continue to monitor the progress of non-mission-critical external service providers, significant suppliers and large customers throughout the remainder of 1998 and 1999 and will determine if a contingency plan is necessary for those external parties by September 30, 1999.

 Management of the corporation believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. The services of an independent third party have been engaged to review the corporation's plan and readiness for Year 2000 mission-critical issues. In addition, the corporation's primary regulator, the Federal Reserve, conducts a quarterly examination and evaluation of the corporation's progress. As noted above, all phases have not yet been completed. In the event that First Virginia is unable to complete all necessary phases of the plan, First Virginia may be unable to process transactions, invoice customers or collect payments and perform other operations. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the corporation. The corporation currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program but is developing such plans in accordance with the schedule outlined above.

 First Virginia estimates that the total cumulative cost of the project will be approximately $24 million of which $17 million has already been expended. This includes both internal and external personnel costs related to modifying the systems, as well as the cost of purchasing or leasing hardware or software. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. These costs are not expected to have a material effect on the corporation's results of operations.

 The costs of the project and the expected completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that could influence the results may include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the availability of alternative systems in the event of failure of mission-critical systems, the ability of third-party intermediaries to be Year 2000 ready, and similar uncertainties.


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

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollars in thousands)
                                             Three Months Ended Sept.30
                                                        1998
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government and its agencies       $   12,809   $    176     5.44%
    Other                                      10,388         63     2.45
  Investment securities-held to maturity:
    U.S. Government and its agencies        1,820,145     27,775     6.08
    State and municipal obligations
      (Fully taxable-equivalent basis)        158,980      2,711     6.82
    Other (Fully taxable-equivalent basis)        707         15     8.41
                                           ----------   --------
      Total investment securities           2,003,029     30,740     6.11
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,028,554     88,213     8.34
    Real estate                             1,089,609     24,207     8.89
    Other (Fully taxable-equivalent basis)    900,277     19,709     8.77
                                           ----------   --------
      Total loans                           6,018,440    132,129     8.74
                                           ----------   --------
  Mortgage loans held for sale                 14,119        275     7.81
  Money market investments                    495,558      6,924     5.54
  Other earning assets                         22,149        389     7.03
                                           ----------   --------
      Total earning assets and income      $8,553,295    170,457     7.94
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,404,620      4,953     1.40
  Money market accounts                       913,048      7,963     3.46
  Savings deposits                          1,146,869      6,555     2.27
  Consumer certificates of deposit          2,455,237     30,794     4.97
  Large denomination
     certificates of deposit                  435,458      5,828     5.31
                                           ----------   --------
      Total interest-bearing deposits       6,355,259     56,093     3.50
  Short-term borrowings                       336,997      4,108     4.84
  Long-term indebtedness                        3,584         90    10.10
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,695,840     60,291     3.57
                                           ==========   --------
Net interest income and net interest margin             $110,166     5.14%
                                                        ========
Other average balances:
  Demand deposits                          $1,513,307
  Common shareholders' equity               1,014,258
  Total shareholders' equity                1,019,750
  Total assets                              9,356,096

AVERAGE BALANCES AND INTEREST RATES (Continued) (Unaudited)
(Dollar amounts in thousands)
                                             Three Months Ended Sept.30
                                                        1997
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $     -      $   -         -  %
  Investment securities-held to maturity:
    U.S. Government & its agencies          1,618,743     24,814     6.10
    State and municipal obligations
      (Fully taxable-equivalent basis)        176,458      3,238     7.34
    Other (Fully taxable-equivalent basis)      8,196         44     2.13
                                           ----------   --------
      Total investment securities           1,803,397     28,096     6.23
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,798,141     83,773     8.76
    Real estate                             1,252,222     27,432     8.76
    Other (Fully taxable-equivalent basis)    904,071     20,792     9.10
                                           ----------   --------
      Total loans                           5,954,434    131,997     8.84
                                           ----------   --------
  Mortgage loans held for sale                 13,082        241     7.38
  Money market investments                    422,936      5,866     5.50
  Other earning assets                         24,114        386     6.41
                                           ----------   --------
      Total earning assets and income      $8,217,963    166,586     8.08
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,354,972      5,841     1.71
  Money market accounts                       736,953      5,684     3.06
  Savings deposits                          1,175,133      6,819     2.30
  Certificates of deposit:
    Consumer                                2,514,150     31,319     4.94
    Large denomination                        405,929      5,467     5.34
                                           ----------   --------
      Total interest-bearing deposits       6,187,137     55,130     3.54
  Short-term borrowings                       265,540      3,217     4.81
  Long-term indebtedness                        3,278         58     7.09
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,455,955     58,405     3.59
                                           ==========   --------
Net interest income and net interest margin             $108,181     5.26%
                                                        ========

Other average balances:
  Demand deposits                          $1,401,941
  Common shareholders' equity                 999,284
  Total shareholders' equity                  999,916
  Total assets                              8,974,147

AVERAGE BALANCES AND INTEREST RATES (Continued) (Unaudited)
(Dollars in thousands)
                                              Nine Months Ended Sept.30
                                                        1998
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
 Investment Securities-available for sale:
    U.S. Government and its agencies       $   10,227  $     421     5.50%
    Other                                      10,411        191     2.45
  Investment Securities-held to maturity:
    U.S. Government and its agencies        1,770,079     80,496     6.07
    State and municipal obligations
      (Fully taxable-equivalent basis)        153,530      8,115     7.05
    Other (Fully taxable-equivalent basis)      1,170         57     6.49
                                           ----------   --------
      Total investment securities           1,945,417     89,280     6.13
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,991,647    261,206     8.75
    Real estate                             1,048,239     69,399     8.83
    Other (Fully taxable-equivalent basis)    897,248     59,116     8.84
                                           ----------   --------
      Total loans                           5,937,134    389,721     8.76
                                           ----------   --------
  Mortgage loans held for sale                 15,289        873     7.62
  Money market investments                    518,285     21,360     5.51
  Other earning assets                         21,832      1,124     6.87
                                           ----------   --------
      Total earning assets and income      $8,437,957    502,358     7.95
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plans          $1,396,312     15,219     1.46
  Money market accounts                       864,536     22,148     3.43
  Savings deposits                          1,147,085     19,614     2.29
  Consumer certificates of deposit          2,455,522     91,294     4.97
  Large denomination
     certificates of deposit                  429,487     17,113     5.33
                                           ----------   --------
      Total interest-bearing deposits       6,292,942    165,388     3.51
  Short-term borrowings                       299,487     10,746     4.80
  Long-term indebtedness                        3,372        226     8.93
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,595,801    176,360     3.57
                                           ==========   --------
Net interest income and net interest margin             $325,998     5.16%
                                                        ========
Other average balances:
  Demand deposits                          $1,485,697
  Common shareholders' equity               1,021,047
  Total shareholders' equity                1,027,081
  Total assets                              9,233,074

AVERAGE BALANCES AND INTEREST RATES (Continued) (Unaudited)
(Dollar amounts in thousands)
                                              Nine Months Ended Sept.30
                                                        1997
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government                        $     -      $   -         -  %
  Investment securities-held to maturity:
    U.S. Government & its agencies          1,690,846     77,361     6.11
    State and municipal obligations
      (Fully taxable-equivalent basis)        153,852      8,128     7.04
    Other (Fully taxable-equivalent basis)      3,391        100     3.94
                                           ----------   --------
      Total investment securities           1,848,089     85,589     6.19
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,677,888    240,212     8.73
    Real estate                             1,110,608     72,749     8.73
    Other (Fully taxable-equivalent basis)    847,940     57,373     9.01
                                           ----------   --------
      Total loans                           5,636,436    370,334     8.78
                                           ----------   --------
  Mortgage loans held for sale                 11,961        709     7.91
  Money market investments                    359,573     14,540     6.56
  Other earning assets                         21,623      1,064     5.41
                                           ----------   --------
      Total earning assets and income      $7,877,682    472,236     8.01
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,324,983     17,386     1.75
  Money market accounts                       725,711     16,245     2.99
  Savings deposits                          1,144,365     19,493     2.28
  Consumer certificates of deposit          2,380,907     87,747     4.93
  Large denomination
     certificates of deposit                  375,598     14,871     5.29
                                           ----------   --------
      Total interest-bearing deposits       5,951,564    155,742     3.50
  Short-term borrowings                       249,245      8,751     4.69
  Long-term indebtedness                        3,517        166     6.31
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,204,326    164,659     3.55
                                           ==========   --------
Net interest income and net interest margin             $307,577     5.22%
                                                        ========

Other average balances:
  Demand deposits                          $1,330,853
  Common shareholders' equity                 924,445
  Total shareholders' equity                  925,085
  Total assets                              8,560,494

                         PART II - OTHER INFORMATION


Item 5.  Other information
         -----------------

 On October 28, 1998, First Virginia's Board of Directors amended two sections of First Virginia's Bylaws. Article I, Section 11 of the Bylaws was amended to state that, in order for a stockholder to nominate a candidate for a director, written notice of the nomination must be delivered to, or mailed and received at, the principal executive offices of First Virginia not less than ninety (90) days nor more than one hundred twenty (120) days prior to the date of the scheduled annual meeting, regardless of postponements, deferrals or adjournments of that meeting to a later date, unless First Virginia gives less than seventy (70) days notice or prior public disclosure of the meeting, in which case the stockholder must give notice within ten
(10) days after notice of the meeting is mailed or other public disclosure of the meeting is made. Formerly such notice had to be given not less than sixty (60) nor more than ninety (90) days prior to the date of the scheduled annual meeting.

 Article I, Section 12 of the Bylaws was amended to state that in order for a stockholder to bring other business before an annual meeting of stockholders, written notice must be delivered to, or mailed and received at the principal executive offices of First Virginia not less than ninety (90) days nor more than one hundred twenty (120) days prior to the scheduled meeting, regardless of any postponements, deferrals or adjournments of that meeting to a later date, unless First Virginia gives less than seventy (70) days notice or prior public disclosure of the meeting, in which case the stockholder must give notice within ten (10) days after notice of the meeting is mailed or other public disclosure of the meeting is made. Formerly the notice had to be given not less than sixty (60) nor more than ninety (90) days prior to the date of the scheduled annual meeting.

 These Bylaw amendments were effective on the date of their adoption and will apply to any stockholder's notice of nominations or business for First Virginia's 1999 Annual Meeting. These advance notice requirements are separate from and in addition to the requirements a stockholder must meet to have a proposal included in First Virginia's Proxy Statement. As stated in First Virginia's Proxy Statement for its 1998 Annual Meeting, the deadline for stockholder proposals intended to be presented at the 1999 Annual Meeting and included in First Virginia's 1999 Proxy Statement was November 7, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

         Exhibit 3(ii) - By-Laws (Included in original SEC filing only)

         Exhibit 12  - Statement re:  Computation of Ratios (Page 25)

         Exhibit 15  - Independent Accountants' Review Report (Page 26)

         Exhibit 15A - Letter of Acknowledgement from
              Independent Accountants (Page 27)

         Exhibit 27  - Financial Data Schedules (Page 28)

     b) A Form 8-K was not required to be filed during the quarter ended September 30, 1998.







     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.



                                               FIRST VIRGINIA BANKS, INC.


                                                 /s/ Richard F. Bowman
November 13, 1998                               __________________________
                                                Richard F. Bowman,
                                                Senior Vice President,
                                                Treasurer and
                                                Chief Financial Officer

                                                            Exhibit 3 (ii)

                                   BYLAWS

                                     OF

                         FIRST VIRGINIA BANKS, INC.

                 (With Amendments through October 28, 1998)


                                  ARTICLE I

                           MEETING OF STOCKHOLDERS

 Section 1. Annual Meetings. The annual meeting of the stockholders for the election of directors and for the transaction of such other business as may properly come before the meeting shall be held on such date each year that shall be established by the board of directors; however, if no such date is established, then the annual meeting shall be on the fourth Wednesday in April each year, if not a legal holiday, and if so, then on the next succeeding business day.
 Section 2. Special Meetings. Except as provided in Article II, Section 4 of these bylaws, special meetings of the stockholders shall be called by the president or secretary only at the written request of a majority of the directors, provided that, if as of the date of the request for such special meeting there is a Related Person as defined in Article X of the Articles of Incorporation, such majority shall include a majority of the Continuing Directors, as defined in Article X of the Articles of Incorporation or by the holders of four-fifths (80%) of the voting power of all of the then outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors. The request shall state the purpose or purposes for which the meeting is to be called. The notice of every special meeting of stockholders shall state the purpose for which it is called.
 Section 3. Hour and Place of Meeting. All meetings of the stockholders may be held at such hour and place within or without the State of Virginia as may be provided in the notice of meeting.
 Section 4. Notice of Meetings. Written notice of the annual and of any special meeting of the stockholders shall be given not less than ten days nor more than sixty days before the meeting (except as a different time is specified by law), by or at the direction of the board of directors or the person calling the meeting, to each holder of record of shares of the corporation entitled to vote at the meeting, in person or by mail sent to the address recorded on the stock transfer books of the corporation on the date mailed, unless otherwise required by law. If any stockholder shall fail or decline to furnish mailing address, then such notice need not be sent to him unless required by law. All such notices should state the day, hour, place and purpose(s) of the meeting, and the matters to be considered.
 Section 5. Voting List. A complete list of the stockholders entitled to vote at any meeting or any adjournment thereof, with the address of and number of shares held by each on the record date, shall, for a period of ten days prior to such meeting, be kept on file at the registered office or principal place of business of the corporation or at the office of the transfer agent or registrar and shall be subject to inspection by any stockholder at any time during usual business hours except as such right of inspection may be subject to limitations prescribed by law. Such list shall also be produced and kept open at the time and place of the meeting and shall be open to inspection by any stockholder during the whole time of the meeting. Whenever the production or exhibition of any voting list, or of the stock transfer books of the corporation, shall be required by law, the production of a copy thereof certified correct by the transfer agent shall be deemed to be substantial compliance with such requirement.
 Section 6. Quorum. A majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. Once a quorum has been duly convened, the quorum shall not be deemed broken by the departure of any stockholder or holder of a proxy. In the absence of a quorum, the stockholders present in person or by proxy, by majority vote and without notice other than by announcement at the meeting, may adjourn the meeting from time to time until a quorum shall be present.
At any such adjourned meeting at which a quorum shall be present, any business may be transacted which could have been transacted at the meeting as originally called.
 Section 7. Organization. At all meetings of the stockholders, the chairman of the board, or in his absence the vice chairmen, in the order of their appointment, or in their absence the president, or in the absence of all of them a person chosen by a majority of the stockholders represented in person or by proxy and entitled to vote at the meeting shall preside as chairman of the meeting. The secretary of the corporation, or in his absence or if he be appointed chairman of the meeting, an assistant secretary shall act as secretary at all meetings of the stockholders; but if neither the secretary nor any assistant secretary be present and able to act as such, the chairman may appoint any person to act as secretary of the meeting.
 Section 8. Conduct of Meetings. Parliamentary rules as formulated by Cushman, Robert's or Sturgis' Manual shall govern the conduct of all meetings of the stockholders upon verbal announcement thereof by the chairman, except that where such rules conflict with the provisions of these bylaws, the statutes of Virginia, or the Articles of Incorporation, the provisions of the said bylaws, statutes or Articles shall prevail. The chairman of all meetings of the stockholders may announce from time to time such rules and guidelines for the conduct of business as he may determine in his discretion.
 Section 9. Voting. Except as otherwise provided by law or by Articles of Serial Designation with respect to any class or classes of preferred stock outstanding, each stockholder shall be entitled to one vote for each share of stock held by him and registered in his name on the books of the corporation on the date fixed by the resolution of the board of directors as the record date for the determination of the stockholders entitled to notice of and to vote at such meeting as more fully set forth elsewhere in these bylaws. Such vote may be given in person or by proxy appointed by an instrument in writing executed by a stockholder or his duly authorized attorney, and delivered to the secretary of the meeting. No proxy shall be valid after eleven months from its date, unless otherwise provided therein. If a quorum is present, the affirmative vote of a majority of the shares represented at the meeting and entitled to vote on the subject matter shall be the act of the stock-holders, except when a larger vote or a vote by class is required by the Articles of Incorporation, any other provision of these bylaws or the laws of the state of Virginia and except that in elections of directors those receiving the greatest number of votes shall be deemed elected even though not receiving a majority.
 Section 10. Counting of Votes. The chairman shall appoint three tellers to count the vote respecting the election of directors and any other questions put to vote, whether such vote is by written ballot or by a show of hands or by viva voce', and at least two out of three tellers shall certify in writing the results of any such voting. Written ballots shall not be required unless first decided upon by the chairman on matters to be brought before the stockholders and a teller may but need not be, a stockholder of the corporation.
 Section 11. Stockholder Nominations. (a) Nominations of candidates for election as directors at any annual meeting of stockholders may be made (i) by, or at the direction of, a majority of the directors (provided that, if as of the date of the nomination there is a Related Person as defined in Article XI of the Articles of Incorporation, such majority shall include a majority of the Continuing Directors, as defined in Article XI of the Articles of Incorporation (such directors, whether or not they include the Continuing Directors shall be referred to as the "directors" for the purposes of this
Section 11)) or (ii) by any stockholder of record entitled to vote at such annual meeting. Only persons nominated in accordance with procedures set forth in Section 11(b) shall be eligible for election as directors at an
annual meeting.   (b)  Nominations, other than those made by, or at the
direction of, a majority of the directors, shall be made pursuant to timely notice in writing to the secretary of the corporation as set forth in this
Section 11(b). To be timely, a stockholder's notice shall be delivered to, or mailed and received at, the principal executive offices of the Corporation not less than ninety (90) days nor more than one hundred twenty (120) days prior to the date of the scheduled annual meeting, regardless of postponements, deferrals, or adjournments of that meeting to a later date; provided, however, that if less than seventy (70) days' notice or prior public disclosure of the date of the scheduled annual meeting is given or made, notice by the stockholder to be timely must be so delivered or received not later than the close of business on the tenth (10th) day following the earlier of the day on which such notice of the date of the scheduled annual meeting was mailed or the day on which such public disclosure was made. Such stockholder's notice shall set forth (i) as to each person whom the stockholder proposes to nominate for election as a director (a) the name, age, business address and residence address of such person, (b) the principal occupation or employment of such person, (c) the class and number of shares of the Corporation's equity securities which are beneficially owned (as such term is defined in Rule 13d-3 or 13d-5 under the Securities Exchange Act of 1934 (the "Exchange Act")) by such person on the date of such stockholder notice and (d) any other information relating to such person that would be required to be disclosed pursuant to Schedule 13D under the Exchange Act in connection with the acquisition of shares, and pursuant to Regulation 14A under the Exchange Act, in connection with the solicitation of proxies with respect to nominees for election as directors, regardless of whether such person is subject to the provisions of such regulations, including, but not limited to, information required to be disclosed by Items 4(b) and 6 of
Schedule 14A under the Exchange Act and information which would be required to be filed on Schedule 14B under the Exchange Act with the Securities and Exchange Commission and (ii) as to the stockholder giving the notice (a) the name and address, as they appear on the corporation's books, of such stockholder and any other stockholder who is a record or beneficial owner of any equity securities of the corporation and who is known by such stockholder to be supporting such nominee(s) and (b) the class and number of shares of the corporation's equity securities which are beneficially owned, as defined above, and owned of record by such stockholder on the date of such stockholder notice and the number of shares of the corporation's equity securities beneficially owned and owned of record by any person known by such stockholder to be supporting such nominee(s) on the date of such stockholder notice. At the request of a majority of the directors, any person nominated by, or at the direction of, the Board of Directors for election as a director at an annual meeting shall furnish to the secretary of the corporation that information required to be set forth in a stockholder's notice of nomination which pertains to the nominee.
 (c) No person shall be elected as a director of the corporation unless such person is nominated in accordance with the procedures set forth in Section 11 and is eligible to serve as a director under Article II of these bylaws. Ballots bearing the names of all the persons who have been nominated for election as directors at an annual meeting in accordance with the procedures set forth in Section 11 and are eligible to serve as a director under Article II of these bylaws shall be provided for use at the annual meeting. (d) A majority of the directors may reject any nomination by a stockholder not timely made in accordance with the requirements of Section 11(b). If a majority of the directors determines that the information provided in a stockholder's notice does not satisfy the informational requirements of
Section 11(b) in any material respect, the secretary of the corporation shall promptly notify such stockholder of the deficiency in the notice. The stockholder shall have an opportunity to cure the deficiency by providing additional information to the secretary within five (5) days from the date such deficiency notice is given to the stockholder, or such shorter time as may be reasonably deemed appropriate by a majority of the directors. If the deficiency is not cured within such period, or if a majority of the directors reasonably determines that the additional information provided by the stockholder, together with the information previously provided, does not satisfy the requirements of Section 11(b) in any material respect, then the board of directors may reject such stockholder's nomination. The secretary of the corporation shall notify a stockholder in writing whether his or her nomination has been made in accordance with the time and informational requirements of Section 11(b). Notwithstanding the procedure set forth in this paragraph, if the majority of the directors does not make a determination as to the validity of any nominations by a stockholder, the chairman of the annual meeting shall determine and declare at the annual meeting whether a nomination was not made in accordance with the terms of
Section 11(b). If the chairman of such meeting determines that a nomination was not made in accordance with the terms of Section 11(b), he or she shall so declare at the annual meeting and the defective nomination shall be disregarded.
 Section 12. Business to be Brought Before the Meeting. (a) At an annual meeting of stockholders, only such business shall be conducted, and only such proposals shall be acted upon as shall have been brought before the annual meeting (i) by, or at the direction of, the majority of the directors (provided that, if as of the date of the nomination there is a Related Person as defined in Article XI of the Articles of Incorporation, such majority shall include a majority of the Continuing Directors, as defined in Article XI of the Articles of Incorporation (such directors, whether or not they include the Continuing Directors shall be referred to as the "directors" for the purposes of this Section 12)); or (ii) by any stockholder of the corporation who complies with the notice procedures set forth in Section 12(b).
 (b) For a proposal to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the secretary of the corporation. To be timely, a stockholder's notice must be delivered to, or mailed and received at, the principal executive offices of the corporation not less than ninety (90) days nor more than one hundred twenty (120) days prior to the scheduled annual meeting, regardless of any postponements, deferrals or adjournments of that meeting to a later date; provided, however, that if less than seventy (70) days' notice or prior public disclosure of the date of the scheduled annual meeting is given or made, notice by the stockholder, to be timely, must be so delivered or received not later than the close of business on the tenth (10th) day following the earlier of the day on which such notice of the date of the scheduled annual meeting was mailed or the day on which such public disclosure was made. A stockholder's notice to the secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting
(i) a brief description of the proposal desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and address, as they appear on the corporation's books, of the stockholder proposing such business and any other stockholder who is the record or beneficial owner (as defined in Section 11(a) of these bylaws) of any equity security of the corporation known by such stockholder to be supporting such proposal, (iii) the class and number of shares of the corporation's equity securities which are beneficially owned (as defined in Section 11(a) of these bylaws) and owned of record by the stockholder giving the notice on the date of such stockholder notice and by any other record or beneficial owners of the corporation's equity securities known by such stockholder to be supporting such proposal on the date of such stockholder notice, and (iv) any financial or other interest of the stockholder in such proposal.
 (c) A majority of the directors may reject any stockholder proposal not timely made in accordance with the terms of Section 12(b). If a majority of the directors determines that the information provided in a stockholder's notice does not satisfy the informational requirements of Section 12(b) in any material respect, the secretary of the corporation shall promptly notify such stockholder of the deficiency in the notice. The stockholder shall have the opportunity to cure the deficiency by providing additional information to the secretary within such period of time, not to exceed five (5) days from the date such deficiency notice is given to the stockholder, as the majority of the directors shall reasonably determine. If the deficiency is not cured within such period, or if the majority of the directors determines that the additional information provided by the stockholder, together with information previously provided, does not satisfy the requirements of this Section 12(b) in any material respect, then a majority of the directors may reject such stockholder's proposal. The secretary of the corporation shall notify a stockholder in writing whether such person's proposal has been made in accordance with the time and information requirements of Section 12(b). Notwithstanding the procedures set forth in this paragraph, if the majority of the directors does not make a determination as to the validity of any stockholder proposal, the chairman of the annual meeting shall determine and declare at the annual meeting whether the stockholder proposal was made in accordance with the terms of Section 12(b). If the chairman of such meeting determines that a stockholder proposal was not made in accordance with the terms of Section 12(b), he or she shall so declare at the annual meeting and any such proposal shall not be acted upon at the annual meeting.

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

ARTICLE X -  AMENDMENTS . . . . . . . . . . . . . . . . . . . . . . . . . 15

                                                              EXHIBIT 12

                            FIRST VIRGINIA BANKS, INC.
                     STATEMENT RE: COMPUTATION OF RATIOS

                               Three Months Ended       Nine Months Ended
                                     Sept.30                 Sept.30
                                1998        1997        1998        1997
                             ----------  ----------  ----------  ----------
Ratios - Page 10            (In thousands, except per-share data and ratios)
----------------
  Net Loan Charge-offs (Annualized)
    to Average Loans:
      Net charge-offs        $    4,699  $    4,339  $   15,048  $   12,607

      Average loans          $6,018,440  $5,954,434  $5,937,134  $5,636,436

    Net Loan Charge-offs
      to Average Loans             0.31%       0.29%       0.34%       0.30%
                             ==========  ==========  ==========  ==========

  Allowance for Loan Losses
    to Period-end Loans:
      Allowance for Loan Losses                       $   69,346  $   68,126

      Period-end Loans                                $6,009,999  $5,946,889

    Allowance for Loan Losses
      to Period-end Loans                                   1.15%       1.15%
                                                      ==========  ==========
  Nonperforming Assets to
    Period-end Loans:
      Nonperforming Assets:
        Non-accruing loans                            $   12,953  $   15,476
        Restructured loans                                 2,245       4,561
        Properties acquired by foreclosure                 4,586       5,566
                                                      ----------  ----------
      Nonperforming Assets                            $   19,784  $   25,603
                                                      ----------  ----------

      Period-end Loans                                $6,009,999  $5,946,889

    Nonperforming Assets to Period-end Loans:               0.33%       0.43%
                                                      ==========  ==========

Ratios - Pages 16/19
--------------------
  Net Interest Margin:
    Net interest income
      (Taxable equivalent)    $  110,166  $  108,181  $  325,998  $ 307,577

    Total average
      earning assets          $8,553,295  $8,217,963  $8,437,957  $7,877,682

      Net interest margin
        ratio (Annualized)          5.14%       5.26%       5.16%       5.22%
                              ==========  ==========  ==========  ==========

                                                          EXHIBIT 15



                     Independent Accountants' Review Report

     Board of Directors
     First Virginia Banks, Inc.

  We have reviewed the accompanying condensed consolidated balance sheets of First Virginia Banks, Inc. as of September 30, 1998 and 1997, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows and shareholders' equity for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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

     Washington, D.C.
     October 13, 1998

                                                          EXHIBIT 15A

     ERNST & YOUNG LLP
     1225 Connecticut Avenue, N.W.
     Washington, D.C. 20036


     November 13, 1998


     Board of Directors
     First Virginia Banks, Inc.

       We are aware of the incorporation by reference in Registration Statement Number 33-30465 on Form S-8 dated June 30, 1997, Post-effective Amendment No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994, Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993, Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992, Registration Statement Number 33-31890 on Form S-3 dated November 1, 1989, Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987, and Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987, of our reports dated April 8, 1998, July 8, 1998, and October 13, 1998, relating to the unaudited condensed consolidated interim financial statements of First Virginia Banks, Inc., that are included in its Forms 10-Q for the quarters ended March 31, 1998, June 30, 1998, and September 30, 1998.






                                                   /s/ Ernst & Young LLP
                                                   _____________________
                                                   Ernst & Young LLP