Form 10-K
period 1998-12-31
FIRST VIRGINIA BANKS INC
filed 1999-03-30
CIK 37032

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended              Commission file number 1-6580
       December 31, 1998

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

   The aggregate market value of the common stock of the registrant held by nonaffiliates as of February 22, 1999, was approximately $2,346,014,000. The registrant's voting preferred stock is not actively traded and the market value of such stock is not readily determinable.

   On February 28, 1999, there were 50,101,493 shares of common stock outstanding.

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

  Item 6. Selected Financial Data                                    10/11

  Item 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      11/47

  Item 8. Financial Statements and Supplementary Data                48/80

  Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                         81

Part III

  Item 10. Directors and Executive Officers of the Registrant           81

  Item 11. Executive Compensation                                       81

  Item 12. Security Ownership of Certain Beneficial Owners
             and Management                                             81

  Item 13. Certain Relationships and Related Transactions               81

Part IV                                                               Page
                                                                      ----
  Item 14. Exhibits, Financial Statement Schedules
             and Reports on Form 8-K                                 82/83

           Signatures                                                84/85

           Financial Statements                                      48/78

           Exhibits:

             Exhibit  3(i).  Articles of Incorporation

             Exhibit  3(ii). Bylaws

             Exhibit 10.     Contracts

             Exhibit 12.     Statement RE: Computation of ratios

             Exhibit 13. First Virginia Banks, Inc., 1998 Annual Report to Shareholders
                             (Not included in Electronic Filing)

             Exhibit 21.     Subsidiaries of Registrant

             Exhibit 23.     Consent of Independent Auditors

             Exhibit 27.     Financial Data Schedules



                                    PART I
                                    ------
ITEM 1.  BUSINESS
         --------

     First Virginia Banks, Inc., (the "corporation") is a registered bank holding company that was incorporated under the laws of the Commonwealth of Virginia in October 1949. Since its formation in 1949, the corporation has acquired control of 62 operating commercial banks, with six acquisitions in the State of Maryland and four in the State of Tennessee, and has organized seven new banks located in the State of Virginia. Fifty-four (54) of the banks have been merged or consolidated with other banks controlled by the corporation and located in the same geographic area, so that, as of December 31, 1998, the corporation owned all of the outstanding stock of 15 commercial banks (the "banking companies") with combined assets of $9.206 billion. On that date, the banking companies operated 306 offices throughout the State of Virginia, 59 offices in Maryland and 25 offices in Tennessee.
In addition to the 15 banks, the corporation owns, directly or through subsidiaries, several bank-related member companies with offices in Virginia and six other states, making the corporation the largest bank holding company with headquarters in the state and the fifth largest banking organization in Virginia, based on total assets of $9.565 billion as of December 31, 1998.

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

     At midyear 1997, the service area of the 10 banking companies in Virginia, with 306 offices, reached approximately 86% of Virginia's population. In Maryland, the service area of the 3 banking companies, with 59 offices, reached approximately 54% of Maryland's population, and in Tennessee, the service area of the 2 banking companies, with 25 offices, reached approximately 41% of East Tennessee's population.


Regulation
----------

     The corporation and its subsidiaries are subject to the supervision and examination of the Federal Reserve Board, the Federal Deposit Insurance Corporation and the state regulators of Virginia, Maryland and Tennessee which have jurisdiction over financial institutions and have obtained regulatory approval for their various activities to the extent required.


Employees
---------

     As of December 31, 1998, the corporation and its subsidiaries employed 5,719 individuals (5,165 full-time equivalent).


Business Segments
-----------------

     The corporation maintains two segments: retail banking done through its affiliated banks in Virginia, Maryland and Tennessee, and "other," consisting primarily of nonbanking services. Since each of the affiliated banks in the retail banking segment offer similar products and services to similar types and classes of customers, operate in the same regulatory environment and have similar economic characteristics, all the affiliated banks have been aggregated into one reportable segment, retail banking. Substantially all the corporation's consolidated assets, revenues and income are derived from this segment. The corporation has no foreign operations.

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

     Average balance sheets and interest rates on
         earning assets and interest-bearing liabilities              14/19

     Average book value of investment securities                      14/19

     Average demand, savings and time deposits                        14/19

     Effect of rate-volume changes on net interest income             20/21

     Type of loans                                                       29

     Maturity ranges of time certificates of
         deposit of $100,000 or more                                     32

     Risk elements - loan portfolio                                   33/35

     Summary of loan loss experience                                     38

     Loan maturities and sensitivity to changes in
         interest rates                                               40/42



Executive Officers of the Registrant
------------------------------------

     There are no arrangements or understandings between the named executive officers and any other person pursuant to which they were selected as an officer.

     There are no family relationships among the executive officers. All positions and ages are as of December 31, 1998.

     Messrs. Beavers, Hicks and Robbins have held their present positions with the corporation for more than five years.


BARRY J. FITZPATRICK
Chairman of the Board, President and Chief Executive Officer since July 1, 1995, and Chairman of the Board and Chief Executive Officer, January 1, 1995 through June 30, 1995; 28 years of service; BBA, University of Notre Dame; MBA, American University, and graduate of The Stonier Graduate School of Banking. Has held several officer positions with First Virginia organizations, including Executive Vice President of the corporation, responsible for banking companies, from 1992 to December 31, 1994; Senior Vice President and Regional Executive Officer, Eastern Region, from 1982 to 1992; and President and CEO of member banks in the Roanoke Valley from 1972 to 1982. Mr. Fitzpatrick is 58.

SHIRLEY C. BEAVERS, JR.
Executive Vice President since April 1992; President and Chief Executive Officer of First Virginia Services, Inc., since May 1986; 28 years of service; BS and MBA, American University. Has held various officer positions with First Virginia organizations including that of Executive Vice President and Chief Operating Officer, First Virginia Bank, Falls Church. Mr. Beavers is 53.

RAYMOND E. BRANN, JR.
Executive Vice President of the corporation since January 1, 1995. Senior Vice President and Regional Executive Officer, Eastern Region, from April 1992 to January 1995; 33 years of service, BS, University of Virginia; MBA, Old Dominion University. Has held various officer positions with First Virginia organizations including that of Senior Vice President and Regional Executive Officer, Tennessee-Western Virginia Region from December 1986 to April 1992, and President and CEO of several member banks, including First Virginia Bank-Colonial and Tri-City Bank and Trust Company. Mr. Brann is 58.

RICHARD F. BOWMAN
Senior Vice President, Treasurer and Chief Financial Officer since 1994; 22 years of service; AB, College of William & Mary; Certified Public Accountant and Certified Bank Auditor. Employed as Staff Auditor; appointed Assistant General Auditor in 1978, Vice President and Controller in 1979, and Vice President and Treasurer in 1992. Mr. Bowman is 46.

MICHAEL G. ANZILOTTI
Senior Vice President and Regional Executive Officer, Northern Region, since April 1995; President and Chief Executive Officer of First Virginia Bank since April 1995; Executive Vice President and Chief Administrative Officer, First Virginia Bank from 1986 to April 1995; 23 years of service; BS, Virginia Polytechnic Institute; MBA, George Mason University and graduate of The Stonier Graduate School of Banking. Mr. Anzilotti is 49.

DOUGLAS M. CHURCH, JR.
Senior Vice President since August 1996; Senior Vice President and Regional Executive Officer, Maryland Region, from December 1994 to August 1996; Senior Vice President, Marketing from October 1990 to December 1994. 24 years of service; BS, University of Virginia and graduate of The Stonier Graduate School of Banking. Has held various officer positions with First Virginia organizations, including Executive Vice President of First Virginia Services, Inc., and Executive Vice President of First Virginia Bank. Mr. Church is 47.

HENRY HOWARD HICKS, JR.
Senior Vice President and Regional Executive Officer, Southwest Region, since 1982; 44 years of service; graduate certificate, American Institute of Banking. Has held various executive officer positions with First Virginia organizations including President and CEO of First Virginia Bank-Southwest from 1971 to 1982. Mr. Hicks is 63.

THOMAS P. JENNINGS
Senior Vice President, General Counsel and Secretary since December 1995 and Vice President, General Counsel and Secretary from January 1993 to December 1995; 19 years of service; BA, Wake Forest University; JD, University of Virginia. Employed as Assistant Counsel; appointed Associate Counsel in 1979, General Counsel in 1980, and Vice President and General Counsel from March 1986 to January 1993. Mr. Jennings is 51.

WILLIAM H. McFADDIN
Senior Vice President and Regional Executive Officer, Eastern Region, since December 1995. President and Chief Executive Officer, First Virginia Bank - Colonial from 1986 to December 1995. 25 years of service. BS, Presbyterian College and graduate of the Graduate School of Banking of the South. Mr. McFaddin is 52.

DAVID F. RITCHIE
Senior Vice President and Regional Executive Officer, Maryland Region, since August 1996. President and Chief Executive Officer of Farmers Bank of Maryland since September 1996 and President and Chief Executive Officer of First Virginia Bank - Central Maryland from January 1990 to March 1997; 33 years of service; BS, American University and graduate of the Banking School of the South at Louisiana State University. Mr. Ritchie is 53.

CHARLES L. ROBBINS, III
Senior Vice President and Regional Executive Officer, Tennessee-Western Virginia Region, since April 1992; President and CEO, Tri-City Bank and Trust Company, Tennessee, since April 1992; 24 years of service; BS, George Mason University, and graduate of The Stonier Graduate School of Banking. Has held various officer positions with First Virginia Bank, Falls Church, including Senior Vice President and Branch Administrator from August 1987 until April 1992. Mr. Robbins is 46.

JOHN P. SALOP
Senior Vice President of the corporation since April 1996; Senior Vice President of First Virginia Bank since February 1994 and Vice President, Commercial Credit, First Virginia Bank from 1988 to February 1994; 24 years of service; BA, The College of William and Mary, and graduate of the Banking School of the South at Louisiana State University. Mr. Salop is 47.

MELODYE MAYES TOMLIN
Senior Vice President and General Auditor since December 1995; Vice President and General Auditor from 1986 to December 1995; 19 years of service; BS, Radford University, and graduate of The Stonier Graduate School of Banking; Certified Public Accountant and Certified Bank Auditor. Employed as Staff Auditor; appointed Regional Audit Manager in 1980 and Assistant General Auditor in 1983. Mrs. Tomlin is 40.

EDWARD S. YATES, III
Senior Vice President and Regional Executive Officer, Shenandoah Valley Region, since January 1, 1997; Chairman since January 1, 1997 and President and Chief Executive Officer since June 1996 of First Virginia Bank - Blue Ridge; and President and Chief Executive Officer of First Virginia Bank - Central from January 1987 to June 1996; 27 years of service; BS, University of Virginia; MBA, Virginia Commonwealth University and graduate of the Banking School of the South at Louisiana State University. Mr. Yates is 50.

ITEM 2.  PROPERTIES
         ----------

     The banking subsidiaries operated a total of 390 banking offices on December 31, 1998. Of these offices, 236 were owned by the banks, one is owned by the corporation and leased to a bank, two are owned by affiliated companies and leased to affiliated banks, and 151 were leased from others. The corporation owns other properties, including the two corporate headquarters buildings that house personnel of the corporation and its subsidiaries. On December 31, 1998, the net book value of all real estate and the unamortized cost of improvements to leased premises totaled $134,703,000. The corporation currently has no mortgage indebtedness.
     As of December 31, 1998, a total annual base rental of approximately $15,142,000 was being paid on leased premises, of which approximately $6,178,000 was being paid to affiliated companies which was eliminated in consolidation. As of December 31, 1998, total lease commitments having a remaining term in excess of one year to persons other than affiliates were approximately $40,249,000.
     The majority of the properties are modern and well furnished and provide adequate parking.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     There was no submission of matters to a vote of security holders during the fourth quarter of 1998.

                                   PART II
                                   -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         -----------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

  The common stock of the corporation is listed for trading on the New York Stock Exchange (Trading Symbol: FVB). The dividends paid per share and the high and low sales price for common shares traded on the New York Stock Exchange were:

                                   Sales Price
                          ------------------------------
                                                             Dividends
                               1998            1997          Per Share
                          --------------  --------------    -----------
                           High    Low     High    Low      1998   1997
                          ------  ------  ------  ------    ----   ----
1st Quarter......         $58.50  $44.50  $37.00  $30.83    $.28   $.25
2nd Quarter......          59.44   50.56   40.33   33.00     .28    .25
3rd Quarter .....          59.00   43.00   49.38   40.17     .30    .26
4th Quarter......          47.75   39.69   53.38   44.63     .30    .26

  The corporation's preferred stock is not actively traded. The 5% cumulative convertible preferred stock, Series A, pays a dividend of 12 1/2 cents per share in each quarter. The 7% cumulative convertible preferred stock, Series B and C, pays a dividend of 17 1/2 cents per share each quarter. The 8% cumulative convertible preferred stock, Series D, pays a dividend of 20 cents per share each quarter. As of December 31, 1998, there were 21,279 holders of record of the corporation's voting securities, of which 20,618 were holders of common stock.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     A five-year summary of selected financial data follows:

                           1998       1997       1996       1995       1994
                        ---------- ---------- ---------- ---------- ----------
                         (Dollar amounts in thousands, except per-share data)
Balance Sheet Data
 Cash.................. $  377,374 $  386,832 $  378,171 $  397,858 $  420,742
 Money market
  investments..........    265,557    243,162    323,620    235,000     30,000
 Loans held for sale...     14,737     18,953     12,771     19,216     13,291
 Other earning assets..     22,427     21,444     19,672     11,528      8,987
 Investment securities:
  Available for sale...     20,580       -           -       64,546       -
  Held to maturity.....  2,302,472  1,946,944  1,820,949  2,128,220  2,086,030
 Loans, net............  6,022,903  5,869,914  5,302,026  4,980,154  4,938,334
 Other assets..........    538,646    524,388    378,847    385,014    367,998
                        ---------- ---------- ---------- ---------- ----------
  Total Assets......... $9,564,696 $9,011,637 $8,236,056 $8,221,536 $7,865,382
                        ========== ========== ========== ========== ==========

 Deposits ............. $8,055,078 $7,619,842 $7,042,650 $7,056,107 $6,815,841
 Short-term borrowings.    385,996    251,687    234,488    209,719    179,409
 Long-term indebtedness      3,217      2,826      3,876      2,710      3,814
 Other liabilities ....    130,077    126,126     83,765     83,353     59,430
 Shareholders' Equity..    990,328  1,011,156    871,277    869,647    806,888
                        ---------- ---------- ---------- ---------- ----------
  Total Liabilities and
   Shareholders' Equity $9,564,696 $9,011,637 $8,236,056 $8,221,536 $7,865,382
                        ========== ========== ========== ========== ==========
Operating Results
 Interest income ...... $  663,631 $  631,119 $  587,216 $  573,599 $  503,642
 Interest expense .....    234,332    222,927    212,298    215,502    161,639
                        ---------- ---------- ---------- ---------- ----------
 Net interest income.....  429,299    408,192    374,918    358,097    342,003
 Provision for loan loss.   20,800     17,177     17,734      8,341      6,463
 Noninterest income......  116,775    103,552     98,450     89,906     84,700
 Noninterest expenses....  325,678    303,243    279,310    271,384    252,459
                        ---------- ---------- ---------- ---------- ----------
 Income before income tax  199,596    191,324    176,324    168,278    167,781
 Provision for income tax   69,434     66,479     59,983     56,679     54,560
                        ---------- ---------- ---------- ---------- ----------
 Net income ............$  130,162 $  124,845 $  116,341 $  111,599 $  113,221
                        ========== ========== ========== ========== ==========
 Dividends declared:
  Preferred ............$       35 $       41 $       44 $       47 $       51
  Common................    61,209     53,710     47,861     46,205     42,108

                            1998       1997       1996       1995       1994
                         ---------- ---------- ---------- ---------- ----------

Per Share of Common Stock
 Net income - basic.....    $ 2.54     $ 2.47     $ 2.34     $ 2.19     $ 2.34
              diluted...      2.53       2.45       2.32       2.18       2.33
 Dividends declared.....      1.20       1.05        .96        .91        .85
 Shareholders' equity...     19.76      19.50      17.91      17.06      15.79
 Market price at year-end    47.00      51.69      31.92      27.83      21.33
   Range-High...........     59.44      53.38      32.67      29.33      26.92
         Low............     39.69      30.83      25.50      21.33      21.08

Ratios
------
Earnings:
 Return on average assets     1.40%      1.44%      1.43%      1.41%      1.58%
 Return on average equity    12.81      13.10      13.38      13.34      15.76
 Net interest margin.....     5.13       5.20       5.06       5.00       5.28
Risk-based capital:
 Tier 1..................    12.14      12.94      13.57      15.42      14.76
 Total capital...........    13.20      13.99      14.66      16.57      15.96
Capital strength:
 Tier 1 leverage.........     8.73       9.53       9.69       9.63      10.25
 Ratio of average equity
  to average assets......    10.95      11.01      10.68      10.53      10.04
 Dividends declared as a
  percentage of net
  income (per share, not
  restated for poolings
  of interests)..........    47.24      42.59      41.24      41.42      36.41

Data for prior years have been restated for material acquisitions accounted for as poolings of interests.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------

         RESULTS OF OPERATIONS
         ---------------------

      First Virginia achieved a record net income for 1998. Earnings increased 4% to $130.162 million compared to $124.845 million in 1997 and $116.341 million in 1996. Diluted earnings per share also set a new record, rising 3% to $2.53 per share compared to the $2.45 per share earned in 1997 and the $2.32 per share earned in 1996. Earnings per share increased at a slightly lower rate than net income because of an increase in average outstanding shares. This was due to the issuance of shares in mid-1997 for the acquisition of Premier Bankshares.
      The return on average equity was 12.81% in 1998 compared to 13.10% in 1997. This is below the 14.32% reported by the corporation's peer group of similarly sized banks because of the high level of capital the corporation maintains. First Virginia is one of the best capitalized banks in the nation, with a capital-to-asset ratio at year-end of 10.35%. The corporation's philosophy of safety, earnings and growth, in that order, places a high importance on maintaining a strong capital position and excellent asset quality.
       Other indicators of earnings, expense control and asset quality continued to place First Virginia in the top tier of performance. The return on assets equated 1.40% in 1998 compared to 1.44% in 1997 and has averaged 1.43% over the past ten years. This compares favorably to the peer group average of 1.34% in 1998 and 1.17% for the past ten years. The company marked its 21st consecutive year with a net interest margin of at least 5.00%, posting 5.13% for 1998, compared to 5.20% in 1997. This remarkable level is achieved by only a handful of companies in any one year, much less by any company over such a long period filled with wide swings in the interest rate markets.
       The corporation's ability to control expenses is reflected in the efficiency ratio of 57.0% in 1998 compared to 56.7% in 1997 and to the peer group average of 57.5%. This low expense level is achieved despite the relatively higher costs incurred by First Virginia in maintaining an extensive branch network. The low-cost deposits generated by these branches is one of the primary factors in the corporation's ability to achieve a high net interest margin.
       The corporation's asset quality continues at a high level as the percentage of nonperforming assets to loans and foreclosed real estate declined further during 1998 to .36% compared to .44% in 1997, significantly below the 1998 peer group average of .54%. Net loan charge-offs were relatively unchanged at .32% in 1998 compared to .31% in 1997 and over the past ten years have averaged .27% compared to the national peer group average of .43%.
       During 1998, First Virginia experienced a growth in average deposits of 6% to $7.818 billion compared to $7.357 billion in 1997. Most of that growth was in low-cost transaction accounts, with average demand deposits up 11% and average money market accounts up 20%. The corporation's super-community-bank status and reputation for personal service became even more attractive as all of the other major banks in Virginia were acquired and merged into large out-of-state banks. By the end of the year, First Virginia was the largest, independent bank holding company headquartered in Virginia. The corporation strengthened its position on the Maryland and Virginia Eastern Shore during 1998 by acquiring 12 offices from competitors, giving it the number two market share by the end of 1998. Also during 1998, the corporation sold seven offices in Maryland's Montgomery and Baltimore counties, after concluding that achieving a meaningful market share in these communities was not feasible.
       Total assets increased 6%, reaching $9.565 billion at the end of 1998 compared to $9.012 billion at the end of 1997 and $8.236 billion at the end of 1996. The internal growth in deposits was the primary driver of asset growth in 1998. Most of the growth in assets in 1997 came from the acquisition of Premier Bankshares Corporation, a $750-million bank holding company operating in southwest Virginia. Average loans rose 4% in 1998 to $5.968 billion compared to $5.712 billion in 1997.
       Total capital declined $20.828 million in 1998 to $990.328 million at the end of 1998. During 1998, the corporation repurchased and retired 1.780 million shares of its common stock after purchasing and retiring 2.279 million shares in 1997. In 1997, the corporation issued 5.431 million shares of stock in connection with the acquisition of Premier Bankshares Corporation. The cash dividend was increased twice during 1998, marking the 17th consecutive year of two dividend increases during the year and the 22nd consecutive year of at least one dividend increase. Dividends declared rose 14% in 1998 to $1.20 per share and equaled 47% of diluted earnings per share. Book value per share increased 1% to $19.76 compared to $19.50 at the end of 1997. The price of the corporation's shares achieved a new high in the first half of the year of $59.44 but declined by year-end along with the price of all financial industry stocks to $47.00 per share. The recognition of the corporation's consistently excellent earnings, as well as its location in one of the most attractive markets in the country, permits its stock to sell at a multiple to earnings of 18.6 times, slightly higher than the industry average.












                                                 Year Ended December 31
                                                  98vs97 97vs96 96vs95
                                                   -----  -----  -----
Diluted earnings per share - prior period......... $2.45  $2.32  $2.18
                                                   -----  -----  -----
Net change during the year:
  Interest income.................................   .41    .56    .17
  Interest expense ...............................  (.14)  (.13)   .04
  Provision for loan losses.......................  (.05)   .01   (.12)
  Gain on sale of mortgage servicing rights.......  (.02)  (.02)   .05
  Gain on sale of branches........................   .01    .03     -
  Noninterest income..............................   .18    .05    .06
  FDIC expense....................................    -     .01    .08
  Noninterest expense, excluding FDIC expense.....  (.28)  (.32)  (.18)
  Income taxes....................................    -    (.02)  (.01)
  Decrease (increase) in common shares outstanding  (.03)  (.04)   .05
                                                   -----  -----  -----
    Net increase (decrease) during the period.....   .08    .13    .14
                                                   -----  -----  -----
Diluted earnings per share - current period....... $2.53  $2.45  $2.32
                                                   =====  =====  =====

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES


                                                        1998
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
ASSETS                                           (Dollars in thousands)
Interest-earning assets:
 Investment securities-available for
 sale:
  U.S. Government and its agencies.....    $   10,731  $     588     5.48%
  Other................................        10,383        296     2.85
  Investment securities-held to maturity:
    U.S. Government & its agencies          1,765,227   $106,483     6.03%
    State and municipal obligations(1)        173,791     11,867     6.83
    Other(1)                                      946         61     6.46
                                           ----------   --------
      Total investment securities           1,961,078    119,295     6.08
                                           ----------   --------
  Loans, net of unearned income:(2)
    Installment                             4,000,503    347,286     8.68
    Real estate                             1,066,779     93,850     8.80
    Other(1)                                  900,793     78,259     8.71
                                           ----------   --------
      Total loans                           5,968,075    519,395     8.70
                                           ----------   --------
  Loans held for sale                          17,969      1,502     8.36
  Money market investments                    511,967     27,530     5.38
  Other earning assets(1)                      21,982      1,512     6.88
                                           ----------   --------
      Total earning assets and
         interest income                    8,481,071    699,234     7.89
                                                        --------
Noninterest-earning assets:
  Cash and due from banks                     335,199
  Premises and equipment, net                 162,580
  Other assets                                367,406
  Allowance for loan losses                   (68,210)
                                           ----------
      Total Assets                         $9,278,046
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

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                        1998
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
LIABILITIES AND SHAREHOLDERS' EQUITY             (Dollars in thousands)
Interest-bearing liabilities:
  Interest checking/savings plan           $1,406,375   $ 19,272     1.37%
  Money market accounts                       886,224     30,003     3.39
  Savings deposits                          1,141,836     25,632     2.24
  Consumer certificates of deposit          2,450,375    121,574     4.96
  Large denomination certificates of deposit  432,997     22,884     5.29
                                           ----------   --------
      Total interest-bearing deposits       6,317,807    219,365     3.47
  Short-term borrowings                       315,668     14,660     4.64
  Long-term indebtedness                        3,370        307     9.11
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense                6,636,845    234,332     3.53
                                                        --------
Noninterest-bearing liabilities:
  Demand deposits                           1,499,935
  Other                                       125,164
Preferred shareholders' equity                    549
Common shareholders' equity                 1,015,553
                                           ----------
      Total liabilities and
        shareholders' equity               $9,278,046
                                           ==========
Net interest income and
   net interest margin                                  $434,902     5.13%
                                                        ========

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES


                                                        1997
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
ASSETS                                           (Dollars in thousands)
Interest-earning assets:
 Investment securities-available for
 sale:
  U.S. Government and its agencies.....
  Other................................
  Investment securities-held to maturity:
    U.S. Government & its agencies         $1,666,939   $101,710     6.10%
    State and municipal obligations(1)        156,908     11,064     7.05
    Other(1)                                    1,157        127    11.01
                                           ----------   --------
      Total investment securities           1,825,004    112,901     6.19
                                           ----------   --------
  Loans, net of unearned income:(2)
    Installment                             3,766,026    327,645     8.70
    Real estate                             1,096,448     96,137     8.77
    Other(1)                                  849,224     76,956     9.03
                                           ----------   --------
      Total loans                           5,711,698    500,738     8.77
                                           ----------   --------
  Loans held for sale                          13,395      1,089     8.13
  Money market investments                    385,995     20,944     5.43
  Other earning assets                         21,656      1,453     6.71
                                           ----------   --------
      Total earning assets and
         interest income                    7,957,748    637,125     8.01
                                                        --------
Noninterest-earning assets:
  Cash and due from banks                     320,875
  Premises and equipment, net                 158,610
  Other assets                                288,546
  Allowance for loan losses                   (65,934)
                                           ----------
      Total Assets                         $8,659,845
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

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                        1997
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
LIABILITIES AND SHAREHOLDERS' EQUITY             (Dollars in thousands)
Interest-bearing liabilities:
  Interest checking/savings plan           $1,333,213  $  23,016     1.73%
  Money market accounts                       739,184     22,547     3.05
  Savings deposits                          1,141,337     26,062     2.28
  Certificates of deposit:
    Consumer                                2,403,908    118,654     4.94
    Large denomination                        385,224     20,392     5.29
                                           ----------   --------
      Total interest-bearing deposits       6,002,866    210,671     3.51
  Short-term borrowings                       254,861     12,040     4.72
  Long-term indebtedness                        3,387        216     6.38
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense                6,261,114    222,927     3.56
                                                        --------
Noninterest-bearing liabilities:
  Demand deposits                           1,354,254
  Other                                        91,368
Preferred shareholders' equity                    629
Common shareholders' equity                   952,480
                                           ----------
      Total liabilities and
        shareholders' equity               $8,659,845
                                           ==========
Net interest income and
   net interest margin                                  $414,198     5.20%
                                                        ========

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES


                                                        1996
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
ASSETS                                           (Dollars in thousands)
Interest-earning assets:
  U.S. Government securities-              $   15,343   $  1,152     7.51%
    available for sale
  Investment securities-held to maturity:
    U.S. Government & its agencies          1,809,771    109,152     6.04
    State and municipal obligations(1)        170,331     11,567     6.79
    Other(1)                                    1,491        126     8.45
                                           ----------   --------
      Total investment securities           1,996,936    121,997     6.10
                                           ----------   --------
  Loans, net of unearned income:(2)
    Installment                             3,456,630    299,542     8.67
    Real estate                               962,892     84,785     8.81
    Other(1)                                  752,135     67,061     8.92
                                           ----------   --------
      Total loans                           5,171,657    451,388     8.73
                                           ----------   --------
  Loans held for sale                          14,140      1,209     8.55
  Federal funds sold and securities
     purchased under agreements to resell     323,348     17,195     5.32
  Other earning assets                         15,327      1,019     6.64
                                           ----------   --------
      Total earning assets and
         interest income                    7,521,408    592,808     7.88
                                                        --------
Noninterest-earning assets:
  Cash and due from banks                     313,409
  Premises and equipment, net                 148,623
  Other assets                                222,103
  Allowance for loan losses                   (59,580)
                                           ----------
      Total Assets                         $8,145,963
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

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                        1996
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
LIABILITIES AND SHAREHOLDERS' EQUITY             (Dollars in thousands)
Interest-bearing liabilities:
  Interest checking                        $1,307,087   $ 24,208     1.85%
  Money market accounts                       726,790     21,847     3.01
  Savings deposits                          1,159,475     26,487     2.28
  Certificates of deposit:
    Consumer                                2,233,654    113,565     5.08
    Large denomination                        321,656     16,263     5.06
                                           ----------   --------
      Total interest-bearing deposits       5,748,662    202,370     3.52
  Short-term borrowings                       210,910      9,712     4.60
  Long-term indebtedness                        2,194        216     9.85
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense                5,961,766    212,298     3.56
                                                        --------
Noninterest-bearing liabilities:
  Demand deposits                           1,233,132
  Other                                        81,274
Preferred shareholders' equity                    671
Common shareholders' equity                   869,120
                                           ----------
      Total liabilities and
        shareholders' equity               $8,145,963
                                           ==========
Net interest income and
   net interest margin                                  $380,510     5.06%
                                                        ========

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                                            1998 Compared to 1997
                                             Increase (Decrease)
                                              Due to Change in
                                       ------------------------------
                                                               Total
                                        Average    Average   Increase
                                        Volume      Rate    (Decrease)
                                       --------   --------   --------
Interest income                                (In thousands)
---------------
Investment securities-available
 for sale:
  U.S. Government and its agencies     $    588   $   -      $    588
  Other*                                    296       -           296
Investment securities-held to maturity:
  U.S. Government and
   its agencies                           5,997     (1,224)     4,773
  State and municipal obligations*        1,190       (387)       803
  Other*                                    (23)       (43)       (66)
                                       --------   --------   --------
    Total investment securities           8,048     (1,654)     6,394
                                       --------   --------   --------
Loans:
  Installment                            20,400       (759)    19,641
  Real estate                            (2,601)       314     (2,287)
  Other*                                  4,673     (3,370)     1,303
                                       --------   --------   --------
    Total loans                          22,472     (3,815)    18,657
                                       --------   --------   --------
Loans held for sale                         372         41        413
Money market investments                  6,835       (249)     6,586
Other earning assets*                        22         37         59
                                       --------   --------   --------
    Total interest income                37,749     (5,640)    32,109
                                       --------   --------   --------
Interest expense
----------------
Interest checking/savings plan            1,263     (5,006)    (3,743)
Money market accounts                     4,485      2,971      7,456
Savings deposits                             11       (441)      (430)
Consumer certificates of deposit          2,529        (37)     2,492
Large denomination Cds                    2,294        625      2,919
                                       --------   --------   --------
    Total interest-bearing deposits      10,582     (1,888)     8,694
Short-term borrowings                     2,873       (253)     2,620
Long-term indebtedness                       (1)        92         91
                                       --------   --------   --------
    Total interest expense               13,454     (2,049)    11,405
                                       --------   --------   --------
Net interest income                    $ 24,295   $ (3,591)  $ 20,704
                                       ========   ========   ========
*Fully taxable-equivalent basis
  The increase or decrease due to a change in average volume has been determined by multiplying the change in average volume by the average rate during the preceding period, and the increase or decrease due to a change in average rate has been determined by multiplying the current average volume by the change in average rate.
EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                                            1997 Compared to 1996
                                             Increase (Decrease)
                                              Due to Change in
                                       ------------------------------
                                                               Total
                                        Average    Average   Increase
                                        Volume      Rate    (Decrease)
                                       --------   --------   --------
Interest income                                (In thousands)
---------------
Investment securities-available
 for sale:
  U.S. Government and its agencies.... $     -    $    -     $    -
  Other*..............................       -         -          -
Investment securities-held to maturity:
  U.S. Government and                    (9,560)       966     (8,594)
   its agencies
  State and municipal obligations*         (912)       409       (503)
  Other*                                    (28)        29          1
                                       --------   --------   --------
    Total investment securities         (10,500)     1,404     (9,096)
                                       --------   --------   --------
Loans:
  Installment                            26,811      1,292     28,103
  Real estate                            11,760       (408)    11,352
  Other*                                  8,657      1,238      9,895
                                       --------   --------   --------
    Total loans                          47,228      2,122     49,350
                                       --------   --------   --------
Loans held for sale                         (64)       (56)      (120)
Money market investments                  3,333        416      3,749
Other earning assets*                       419         15        434
                                       --------   --------   --------
    Total interest income                40,416      3,901     44,317
                                       --------   --------   --------
Interest expense
----------------
Interest checking/savings plan              484     (1,676)    (1,192)
Money market accounts                       373        327        700
Savings deposits                           (414)       (11)      (425)
Consumer certificates of deposit          8,656     (3,567)     5,089
Large denomination CDs                    3,214        915      4,129
                                       --------   --------   --------
    Total interest-bearing deposits      12,313     (4,012)     8,301
Short-term borrowings                     2,024        304      2,328
Long-term indebtedness                      117       (117)        -
                                       --------   --------   --------
    Total interest expense               14,454     (3,825)    10,629
                                       --------   --------   --------
Net interest income                    $ 25,962   $  7,726   $ 33,688
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

STATEMENT OF INCOME
-------------------

NET INTEREST INCOME

     The table on pages 14 thru 19 details the increase in earning assets, interest-bearing liabilities and demand deposits for the last three years, along with the related levels of fully taxable-equivalent interest income and expense. The variance in interest income and expense caused by differences in average balances and rates is shown on pages 20 and 21.
     The national economy continued to grow in 1998, with the nation experiencing its longest expansion of the century. The worldwide economic situation was not as favorable, however, as the Russian and many Asian economies collapsed, entering into deflationary conditions. While these international crises do not affect First Virginia directly, they did trigger a decline in interest rates in the last four months of the year as the resultant flight to quality drove yields on some U.S. Treasury securities to record lows. The Federal Reserve lowered the discount rate and target rate for overnight securities several times and the prime interest rate was lowered three times in the last four months of the year.
       These declines in interest rates resulted in a drop in First Virginia's net interest margin of seven basis points to 5.13% in 1998, following an increase of 14 basis points in 1997 when rates were more stable. First Virginia maintains a very liquid position for both its assets and liabilities so that movements in interest rates do not have a material impact on the net interest margin. In addition, First Virginia relies almost entirely on its branch network to supply it with a relatively low-cost source of funds and has no purchased funds and does not need to hedge its position with derivative securities of any kind. This has produced one of the highest net interest margins among the country's largest banks on a consistent basis, and 1998 was the 21st consecutive year that First Virginia had a net interest margin of at least 5.00%.

Net Interest Margin
(the higher, the better)
                                National
             First   Southern     Peer
           Virginia  Regionals   Group
           --------  ---------  --------
1998          5.13%      4.27%     4.42%
1997          5.20%      4.51%     4.70%
1996          5.06%      4.44%     4.53%
1995          5.00%      4.46%     4.51%
1994          5.28%      4.45%     4.50%

Southern Regionals: Banking companies with assets over $2 billion (31 in
                    1998)

National Peer Group: Banking companies with assets of
                     between $5 and $10 billion (25 in 1998)

Source: Keefe, Bruyette & Woods

     The yield on earning assets declined 12 basis points in 1998 to 7.89% after rising 13 basis points in 1997. Part of this decline in 1998 was caused by a shift in the mix of earning assets from loans into relatively lower-yielding short-term investments such as money market investments and investment securities. Due to the faster 6% deposit growth rate compared to the 4% growth in loans, the loans to total earning assets percentage dropped to 70% compared to 72% in 1997. The decline in interest rates in 1998 resulted in lower yields in most categories of earning assets, particularly in investment securities, which dropped 11 basis points in yield to 6.08%. The yield on loans declined seven basis points in 1998, following a rise of four basis points in 1997 with most of the decline occurring on the commercial side. The yields on consumer installment loans and real estate loans were relatively unchanged compared to 1997 since these rates are less sensitive to changes in the interest rate market. However, by the end of 1998, rates for consumer loans began dropping, and the declines in this category may impact the corporation more adversely in 1999.
       After several years of interest-rate stability for deposits, the cost of these funds began to drop in the last four months of 1998. This resulted in a slight, three-basis-point decline in the cost of funds to 3.53% for 1998 after remaining unchanged in 1997 and 1996 at 3.56%. The cost of interest checking deposits dropped 36 basis points to 1.37% as a result of the general decline in interest rates and as the acquisition of some former competitors by larger out-of-state banks lessened price competition for these deposits. The cost of money market deposits increased 34 basis points to 3.39% in 1998 as the corporation began a campaign in late 1997 to attract more of these relatively low-cost deposits. This resulted in an increase of 20% in average outstanding balances at a cost considerably less than alternative sources of funds. Consumer certificates of deposit rose two basis points in cost in 1998 to 4.96% following a 14-basis-point decline in 1997. As it became apparent that interest rates were declining in 1998, consumers demonstrated a preference for longer-term instruments and sought to lock in a higher yield by extending the term of their certificates. In 1997, consumers had shown a preference for shorter-term certificates following several years of relatively stable rates. The cost of funds for consumer certificates of deposit should decline during 1999 as interest rates on these instruments were cut sharply in the fourth quarter of 1998 and maturing instruments are repriced at much lower rates.

PROVISION FOR LOAN LOSSES

      The provision for loan losses increased $3.623 million in 1998 to $20.800 million compared to a $.557 million decline in 1997. The provision covered actual net loan charge-offs in 1998 plus an amount related to loan growth. The corporation's loan portfolio consists primarily of small, homogeneous loans to consumers with a consistent pattern of small loss. Net charge-offs equaled .32% of average loans during 1998, .31% in 1997, and .25% in 1996, and over the past ten years have averaged .27% of average loans.
       The corporation has a lower risk exposure to charge-offs than many banks because the majority of its loans are made in small amounts to consumers and are generally well secured by assets such as an automobile or real estate. These loans also have regular monthly repayment schedules, and their average duration is substantially less than their stated lives. Credit card loans are made primarily to the banks' customers located in the corporation's trade area and contain a lesser degree of risk and delinquency than many banks' nationally solicited accounts. The balance of the corporation's loans are made primarily to small- and medium-sized businesses in the corporation's trade area and are well secured. The corporation does not have any international, national or highly leveraged credits, nor does it have any concentration of credit in any one industry that exposes the loan portfolio to adverse risk. While approximately 47% of the corporation's loan portfolio is comprised of automobile sector loans, the loans are for relatively small amounts to consumers and have regular monthly payment schedules and are of the highest quality so that the risk of exposure is very limited. The corporation has avoided the sub-prime segment of both the automobile and home equity loan markets.

NONINTEREST INCOME

       Noninterest income, excluding security gains and losses, increased 12% in 1998 to $115.768 million, compared to a 7% increase to $103.501 million in 1997. First Virginia increased the percentage of its gross income received from noninterest sources to 21% in 1998 compared to 20% in 1997, furthering its objective to increase its share of income from noninterest sources in order to reduce the dependence of net income on net interest income. Because of the largely consumer nature of the corporation's business, it has been more historically dependent on net interest income. During 1998, the corporation made significant strides to improving its noninterest sources of income, and it anticipates an even greater percentage of income to come from these activities in 1999.
       Income from service charges on deposits increased 11% to $47.078 million and is the single largest component of noninterest income. A part of the 1998 increase in service charge income was a 9% increase in interest checking and demand deposits. In the fourth quarter, the corporation began implementing a customer-value-based approach to service charges. This approach involved determining the value of each customer's relationship to the corporation, examining what the customer expected from the relationship and then setting the appropriate service schedule based on that review. This review has been well-received by customers and has resulted in a better level of service value to the customer and higher income for the corporation. It is anticipated that this approach will increase service fee income by approximately $12 million in 1999.
       Income from insurance activities increased 12% in 1998 after declining 3% in 1997. The corporation has increased its insurance agency sales significantly in the past several years, and in 1998 commissions and premiums in this area advanced 39%. Sales of title insurance were particularly strong due to increased penetration and the higher volume of real estate activity in 1998. Insurance products sold through the member banks, in a combination of direct mail, telemarketing and agent sales, to consumers and businesses all increased strongly. Offsetting the strong increase in insurance agency sales was a 4% decline in premium income from the sale of credit life and disability insurance. Credit insurance sales have been steadily declining for a number of years as state-mandated rate reductions and a decreasing volume of loans generated in the branch offices resulted in fewer sales opportunities.
       Income from trust services increased 9% in 1998 following a 20% increase in 1997 and a 12% increase in 1996. The net margin in this line of business has improved significantly over the last several years as more emphasis has been placed on new sales, larger account balances and more commercial trust services.
       Credit card fee income increased 3% in both 1998 and 1997 as volumes rose modestly. In the fourth quarter, the corporation was required to sell a large affinity credit card program that equaled approximately one-third of the total credit card portfolio. As a result of this sale, credit card income in 1999 is expected to decline appreciably although overall profitability will not be materially impacted. In connection with this sale, a gain of $1.364 million was recorded in other income. Also included in other income was a gain of $2.081 million from the sale of seven offices in Maryland. In 1997, other income included a gain of $2.066 million from the sale of three branches in southwest Virginia that were required to be divested as part of the acquisition of Premier Bankshares Corporation. In prior years, the corporation regularly made a sale of mortgage servicing rights and realized gains of $1.5 million in both 1997 and 1996. In late 1997, the servicing activities of the corporation's mortgage loan subsidiary were largely eliminated and mortgage loans are now originated and sold with servicing released so that no servicing gain was recorded in 1998 or will occur in future years. Other income also includes origination fees for automobile leases originated and sold to a third-party provider for a fee. After increasing significantly in 1995 and 1996, fees from this source dropped 56% in 1997 and another 78% in 1998 as the attractiveness of the leasing product changed dramatically with the reduction of residual values on the leased vehicles.
       Electronic banking service fees increased 17% in 1998 following 38% and 55% increases in 1997 and 1996. Changes in network rules permitted the assessment of fees on non-First Virginia customers of the corporation's automated teller machines (ATMs) in mid-1996, and the corporation's extensive ATM network has proven to be highly convenient to customers who want to use this service. In addition, the corporation has increased its placement of ATMs in nonbranch locations such as airports, grocery stores, shopping centers and other special high-traffic locations in order to increase its income from these fees. The corporation offers an online debit service that may be utilized at retailers across the nation, but fraud concerns have precluded its introducing an off-line debit card.
       The corporation recognized gains of $1.007 million from the sale of equity securities in 1998. The corporation's policy is to hold virtually all of its fixed income securities to maturity and, accordingly, there were no security sales producing gains or losses in 1997, with the exception of some bonds called by the issuer prior to the maturity date. In 1996, the corporation sold a portfolio of securities in the available for sale category for a gain of $1.789 million in order to take advantage of certain tax loss carry-forwards and benefits.

NONINTEREST EXPENSE

      Noninterest expense increased 7% in 1998 and 9% in 1997 compared to a 3% increase in 1996. However, excluding the impact of additional expenses in connection with the 1997 acquisition of Premier Bankshares, accounted for using the purchase method, and the purchase of 12 branch offices in 1998 on the Eastern Shore of Maryland and Virginia, expenses in 1997 and 1998 would have been up less than 3% in each year. The efficiency ratio has been relatively stable, increasing slightly in 1998 to 57.0% compared to 56.7% in 1997 and the 57.0% achieved in 1996.

Efficiency Ratio
(the lower, the better)
                                National
             First   Southern     Peer
           Virginia  Regionals   Group
           --------  ---------  --------
 1998         57.0%      58.2%     57.5%
 1997         56.7%      58.4%     58.3%
 1996         57.0%      59.0%     59.2%
 1995         58.2%      61.0%     59.3%
 1994         58.5%      63.2%     63.4%


     Salaries and employee benefits increased 5% in 1998 and 8% in 1997 due in part to the additional branch offices purchased and the acquisition of Premier in 1997. Pension plan expense increased 19% in 1998 after falling 44% in 1997 as the discount rate assumption for future benefit liabilities declined in 1998 by 50 basis points after increasing 50 basis points in 1997. The discount rate assumption changes each year based on current interest rate levels for long-term investment grade securities. The rising stock market has created a better-than-expected return on plan assets in recent years, and this, in turn, has contributed to a lower-than-expected increase in expense and a full funding of the plan as plan assets exceed projected plan obligations. Health care costs, after remaining relatively stable in the mid-1990s, have begun to accelerate, increasing 10% in 1998 and 13% in 1997. Stock related compensation costs declined 61% in 1998 to $1.316 million after rising $3.567 million in 1997. This expense fluctuates based on the movement of the stock price; however, in 1997 the corporation redeemed all outstanding stock appreciation rights and changed the vesting criteria for future grants of stock options in order to eliminate the volatility and reduce the absolute level of this expense in future years.
       Occupancy expenses increased only 3% in 1998 despite the increase in the number of branch offices and the acquisition of Premier Bankshares in 1997. Milder weather reduced utility expenses and the branch offices sold in Maryland were relatively more expensive to maintain than the branch offices acquired. Occupancy had increased 5% in 1997 due primarily to the acquisition of Premier Bankshares. Equipment expense increased 12% in 1998 following an increase of 14% in 1997 and 12% in 1996. The corporation has updated its branch automation software over the past several years to the most current versions now in use and increased the capability of its delivery systems. Expenses increased in 1998 as a result of equipment and program upgrades required to prepare the corporation's systems for the Year 2000.
       The amortization of intangibles increased $3.297 million in 1998 to $14.624 million following a rise of $3.288 million in 1997. The increase in 1998 was due in part to the acquisition of 12 branch offices from competitors and the payment of a deposit intangible of $22.790 million that is being amortized over a period of ten years. In addition, the 1997 Premier Bankshares acquisition caused intangibles amortization expense to increase in 1997 and 1998.
       Other noninterest expense rose 11% in 1998 and 6% in 1997 due in part to the inclusion of Premier Bankshares in both years. A 14% increase in advertising expense also increased noninterest expense as the corporation capitalized on the consolidations and mergers in its markets to attract new customers. Legal and professional fees increased $1.349 million with the use of outside consultants for some Year 2000 conversion work, higher legal fees related to routine lawsuits and fees related to the corporation's new approach to service charges on deposit accounts. Telecommunication expenses also rose 14% in 1998 as a result of increased capabilities of the corporation's voice and data lines. 1997 noninterest expense had increased over 1996 as a result of higher bank franchise taxes in Virginia caused by higher asset and capital levels but declined in 1998 as capital in the corporation's banks was reduced.

PROVISION FOR INCOME TAXES

      Income tax expense in 1998 increased $2.955 million to $69.434 million as a result of the increase in pretax income. The effective tax rate in both 1998 and 1997 was 34.8% and there were no material changes in the components of taxable income or tax rates. In 1997, the effective tax rate had increased
 .8% from 34.0% in 1996 as a result of a greater amount of nondeductible expenses for tax purposes.

BALANCE SHEET
-------------

   First Virginia's lending portfolio is its primary earning asset and generates approximately 66% of gross income. Nearly all earning assets are funded from deposits originated through the corporation's network of branch offices or from capital. Other sources of funding include customer repurchase agreements and commercial paper originated from business customers who utilize the corporation's cash management products, which are functionally equivalent to deposits. The corporation does not fund any of its earning assets from "purchased" deposits or other nondeposit funding sources, nor does it sell or securitize any of its earning assets. The corporation's objective is to invest 70-80% of its total deposits and short-term borrowings in loans. In 1998, the loan to funding liabilities rate was 73.4%, a decline from the 75.0% funding rate achieved in 1997. This decline was a result of a faster 7% rate of growth in funding liabilities than the 4% growth in loans.
       The table below shows the average balances of the various categories of earning assets as a percentage of total earning assets for the years indicated.


                                1998    1997    1996    1995    1994
                               ------  ------  ------  ------  ------
Loans ....................      70.37%  71.78%  68.76%  67.96%  66.27%
Securities................      23.12   22.93   26.55   27.36   30.53
Loans held for sale.......        .21     .17     .19     .21     .40
Other earning assets......        .26     .27     .20     .13     .10
Money market investments..       6.04    4.85    4.30    4.34    2.70
                               ------  ------  ------  ------  ------
                               100.00% 100.00% 100.00% 100.00% 100.00%
                               ======  ======  ======  ======  ======

LOANS

     Loans outstanding at the end of 1998 increased 3% over 1997's year-end numbers following an 11% growth in 1997 over the end of 1996. The growth in loans outstanding in 1997 was primarily the result of the Premier Bankshares acquisition, while the 1998 increase came from loans generated internally.
     The largest component of First Virginia's loan portfolio is in automobile-related loans, particularly loans originated through automobile dealerships. The corporation is a full service provider to the automobile dealership community and makes loans to consumers to finance their purchase of automobiles and loans to dealers to finance their inventory of automobiles and, to a lesser extent, their physical plant and facilities. As the corporation has exploited this expertise over the past five years, the percentage of loans that are automobile related increased from 38% of the loan portfolio at the end of 1994, to 47% at the end of 1998.
       Consumer car loans expanded by 11% in 1998, after growing 13% in 1997 and 18% in 1996. During 1998, the corporation consolidated all of its dealer automobile origination activities into a separate company to enhance its service capabilities by centralizing management and taking advantage of new technology. As a consequence, new loan production increased 15% in 1998 compared to a 4% increase in 1997. The corporation did not open any new loan production offices in 1998; however, two offices will open in the first quarter of 1999 in Pittsburgh and Atlanta. The corporation plans to continue its strategy of gradually expanding its market with additional loan production offices, primarily in the Southeastern and mid-Atlantic regions.
       First Virginia concentrates on the highest quality of automobile loans, primarily "A" and "B" credits. Most of these loans are made to consumers and are secured by new cars with a maximum term of five years. The loan portfolio's high quality means net charge-offs are significantly below industry averages and servicing and funding costs are among the lowest in the industry, giving the corporation a competitive advantage over less efficient producers. First Virginia uses an experienced loan reviewer in underwriting each loan in these local loan production offices and does not rely on credit-scoring models. This allows the corporation to give highly personal service and quick approval to the dealer originating the loan. Once made, the loans are serviced centrally to insure consistency and quality of collection at the lowest cost.
       The corporation also makes loans directly to dealers to finance their sales inventory (floor plan loans), which are fully secured by specific automobiles. Average floor plan loans declined 7% in 1998, 2% in 1997, and 12% in 1996 as dealers have been managing their inventories to turn over vehicles more rapidly. In addition, sales of automobiles have been consistently strong over the past three years, reducing the time cars spend on a dealer's lot. The corporation's automotive finance business introduced a leasing product in late 1995 with a partner who assumed all the risks for the leases. After growing rapidly through 1996 and early 1997, the leasing business has declined significantly as consumer terms were tightened. In late 1998, the corporation began offering loans to subprime customers through its dealer network with the risks assumed by a third-party partner, and it anticipates generating additional fee income from this product in 1999. First Virginia is committed to being a full financial service provider to the automobile market, regardless of swings in the economic cycle, and it devotes its primary lending resources to this area.
       The second largest component of the corporation's lending portfolio is home equity loans comprising approximately 15% of outstanding loans at the end of 1998. These loans have declined steadily with the exception of a 7% increase in 1997 caused by the Premier Bankshares acquisition. In 1998, they declined an average of 2%, as interest rates on mortgages reached their lowest level in 30 years. The low mortgage rates generated a strong refinance market for mortgage loans, and consumers paid off their home equity loans and consolidated their debt into lower-cost mortgage loans. This refinancing activity continued throughout the year, driving home equity lending down 15% at the end of 1998 compared to the end of 1997. First Virginia pursues the highest quality home equity loans with low loan to value ratios that enable the corporation to show a nominal net charge-off rate. These loans are originated through the banks' branches and through First General Mortgage Company, a home equity mortgage loan company that operates in areas outside the corporation's banking markets.
       In the last three years, the corporation has responded to market demand and increased the residential real estate percentage of its loan portfolio to 10% compared to 9% at the end of 1995. Residential real estate loans increased 21% in 1998 to $637.239 million after rising 5% in 1997 and 7% in 1996. The corporation's real estate loan portfolio has not been as subject to early prepayment as some other banks' portfolios because it limits itself primarily to 15-year, fixed rate loans. These loans do not contain the same prepayment risk as adjustable-rate mortgages or mortgages of longer contractual lives that are likely to be refinanced when interest rates decline.
       Revolving credit loans, primarily credit cards, declined 32% in 1998 when a large credit card affinity relationship was required to be sold in the fourth quarter. Internal growth also slowed over the last three years, as fewer direct mail solicitations have been made both for the corporation's own portfolio and affinity programs. First Virginia promotes its credit cards by offering one of the best low fixed-rate, no annual fee card products in its market. The corporation limits its solicitation efforts to the geographic area of its banks.
       Increased competition from other financial institutions limited the increase in commercial loans (excluding automobile dealer floor plan loans) to 3% in 1998 after advancing 34% in 1997. Three quarter-percent decreases in the prime rate in late 1998 also contributed to more pay-offs in both 1998 and 1997 as borrowers refinanced their commercial loans with competitors. The exceptional increase in outstanding loans in 1997 was a direct result of the acquisition of Premier Bankshares, which had a greater percentage of its loan portfolio in this area. The corporation makes its loans to small- and medium-sized businesses in the communities served by its member banks, including loans to government contractors, high-tech companies, hospitals, churches and country clubs. These loans are typically in amounts between $1 to $5 million, generally with a maximum amount of $15 million.
       Construction and land development loans increased 1% in 1998 after increasing 10% in 1997. Commercial property construction in the corporation's market increased significantly over the past three years following virtually no activity in the early 1990s; however, more existing construction projects financed by the corporation were completed in 1998 compared to 1997. Commercial real estate loans increased 1% in 1998 and 9% in 1997 and, while demand for new loans was strong, lower interest rates and competition increased pay-offs of existing loans. The corporation's commercial real estate loans are generally made for owner-use properties, carrying primarily floating or adjustable interest rates.

                                    LOANS

                                            December 31
                         1998       1997       1996       1995       1994
                      ---------- ---------- ---------- ---------- ----------
                                          (In thousands)
Consumer:
 Automobile...........$2,711,582 $2,445,958 $2,167,802 $1,836,603 $1,725,928
 Home equity, fixed-
  and variable-rate...   892,246  1,054,522    987,514  1,091,858  1,198,087
 Revolving credit loans,
  including credit cards 136,474    201,830    214,615    207,931    190,103
 Other................   340,424    354,944    317,764    300,157    260,989
Real estate:
 Construction and
  land development....   125,667    124,366    113,211     97,974    122,737
 Commercial mortgage..   581,628    572,961    523,251    489,225    465,943
 Residential mortgage,
 (Excluding loans
 held for sale).......   637,239    528,218    504,962    470,994    504,823
 Other................   104,066     94,964     88,378     68,431     61,876
Commercial............   563,889    560,215    447,290    474,903    466,708
                      ---------- ---------- ---------- ---------- ----------
Loans, net of
 unearned income      $6,093,215 $5,937,978 $5,364,787 $5,038,076 $4,997,194
                      ========== ========== ========== ========== ==========



INVESTMENT SECURITIES

     The corporation has classified virtually all of its investment portfolio as held to maturity because it has both the ability and the intention to hold these securities to their stated maturity. Less than 1% of the portfolio is classified as available for sale, either to provide additional liquidity in certain circumstances or because the special nature of the securities requires that they be classified as available for sale. The corporation has constructed its portfolio in a "laddered" approach so an approximately equal amount matures each month. This supplies liquidity to fund loan growth and provides for a natural hedge against changes in interest rates. The corporation generally does not invest in mortgage-backed securities, collateralized mortgage obligations, structured notes or other types of derivative securities.
     The average outstanding held to maturity investment portfolio increased 6% in 1998 to $1.940 billion as deposits grew at a faster pace than loans and excess funds were placed temporarily in the investment portfolio. In 1997, average held to maturity securities decreased 8% as a result of the need to fund loan growth and the acquisition of Premier Bankshares.
       The corporation places primary importance on safety and liquidity in its investment portfolio. Accordingly, the majority of the portfolio is invested in U.S. Government and agency securities with maximum lives of approximately five years. At the end of 1998, the average term of these securities had increased by five months to 34 months compared to the end of 1997. However, because of the callable nature of some of these securities, the actual duration of this portfolio is slightly less than 34 months. At December 31, 1998, U.S. Government and agency securities comprised 87% of the securities portfolio compared to 92% at the end of 1997. This percentage change reversed a trend since 1982 when changes in federal income tax laws reduced the tax benefits derived by banks for investments in municipal securities. In 1998, the collapse of Russian and some Asian bond markets precipitated a flight to high-quality U.S. Treasury securities, which decreased the relative yield of these securities compared to municipal securities. As a result, the corporation was able to purchase more high-quality municipal securities at a spread over U.S. Treasury securities that met the corporation's investment criteria.

MONEY MARKET INVESTMENTS

      Money market investments, consisting primarily of federal funds sold and securities repurchase agreements, are generally governed by the size of normally anticipated deposit swings and loan demand. In 1998, average money market investments increased 33% to $511.967 million, following a 19% increase in 1997. The corporation maintained more of its funds in money market investments over the past two years as a decline in interest rates and a flat-to-inverted yield curve made these investments relatively more attractive.

DEPOSITS

      Average deposits increased $460.622 million or 6% in 1998, compared to a 5% growth in 1997. During 1998, the corporation acquired 12 branch offices with approximately $238 million in deposits and sold eight offices with approximately $52 million in deposits; the remaining growth originated through existing offices. The acquisition of all of the other major bank holding companies headquartered in Virginia in late 1997 and 1998 provided excellent opportunities to obtain new customers who desired the personal attention and service offered by First Virginia's super-community-banking approach. In 1997, much of the increase in deposits was a result of the acquisition of Premier Bankshares, and there was little internal growth as competition from nonbank intermediaries limited growth. The growth in deposits in 1998 occurred in all deposit categories and was strongest in the lower-cost transaction accounts. Average demand deposits increased 11% in 1998 after increasing 10% in 1997. The corporation offers a variety of accounts that appeal to different target groups. The FirstVantage Plus account, which offers an attractive array of features to the high-balance customer, was enhanced in 1998 and grew substantially. Other accounts appealing to the typical mid-balance customer provide relationship linkage that avoids service charges. The corporation's extensive branch office network creates a strong retail focus, resulting in a higher percentage of customers maintaining balances in transaction accounts compared to other banks. In 1998, 37% of the corporation's average deposits were comprised of demand and interest checking accounts.


Average Deposits
(Millions of Dollars)
                                  1998     1997      1996
                                 ------   ------    ------
Noninterest Bearing              $1,500   $1,354    $1,233
Interest Checking                 1,406    1,333     1,307
Savings                           1,142    1,141     1,159
Money Market                        886      739       727
Consumer CDs                      2,450    2,404     2,234
Large Denomination CDs              433      385       322
                                 ------   ------    ------
                                 $7,817   $7,356    $6,982
                                 ======   ======    ======

     The corporation increased interest rates on its money market accounts in late 1997, and the growth in these accounts was very strong throughout 1998. Average money market accounts increased 20% in 1998 after posting modest growth of 1-2% in the preceding two years. Consumer savings increased slightly in 1998 after posting modest declines in the preceding three years, providing further evidence of the corporation's convenient branches and personal service generating low-cost deposits. Money market and consumer savings comprised 26% of the corporation's total deposits.
     Consumer certificates of deposit increased 2% in 1998 to $2.450 billion and comprised 31% of total deposits. Internal growth was slightly negative the past two years so most of the growth in 1998 was a result of the acquisition of branches in Maryland and Virginia's Eastern Shore and the growth in 1997 was from the Premier acquisition. The strength of the stock market and the growth in mutual funds have reduced some of the attractiveness of certificates of deposit as an investment vehicle at this time. Large denomination certificates of deposit increased 12% in 1998; however, most of these funds come from the corporation's core consumer customers and pay interest at the same rate as other consumer certificates of deposit. State and political, and negotiated-rate jumbo certificates, which are traditionally considered to be a more volatile and costly source of funds, were unchanged from 1997 to 1998. Most of the purchasers of these certificates maintain other deposit or lending relationships with the corporation. The corporation does not purchase brokered deposits nor does it solicit deposits outside of its primary market areas.

       Maturity ranges for certificates of deposit with balances of $100,000 or more on December 31, 1998, were (in thousands):

One month or less..............................................  $ 57,641
After one month through three months...........................    77,616
After three through six months ................................   103,803
After six through twelve months ...............................   113,015
Over twelve months.............................................    86,011
                                                                 --------
   Total.......................................................  $438,086
                                                                 ========

OTHER INTEREST-BEARING LIABILITIES

     Short-term borrowings consist primarily of securities sold by the member banks with an agreement to repurchase them on the following business day and commercial paper issued by the parent company. These short-term obligations are issued principally as a convenience to commercial customers in connection with the corporation's cash management services. Average short-term borrowings from these sources increased 24% in 1998 and 21% in 1997, reflecting the increase in the number of commercial customers using cash management services.
     Long-term indebtedness is comprised of capitalized lease obligations on branch office facilities that are not subject to prepayment and on one equipment note for the purchase of the corporation's mainframe computer.

SHAREHOLDERS' EQUITY

         First Virginia has historically been one of the most highly capitalized banking companies in the nation, a reflection of its principles of safety, income and growth, in that order. The ratio of total capital to total assets declined 87 basis points to 10.35% in 1998 as a result of greater growth in assets, increased dividends to shareholders, and an active share repurchase program. These factors contributed to a decline in total equity at the end of 1998 compared to 1997 of $20.828 million to $990.328 million while total assets increased 6%. In 1997, the ratio of shareholders' equity to total assets had increased 64 basis points from the end of 1996 to 11.22%, primarily as a result of the acquisition of Premier Bankshares. These ratios are significantly higher than the 9.00% capital to assets ratio maintained by banks in the corporation's peer group of $5- to $10-billion asset-sized banks. Despite the decline in capital, the book value per share of stock increased $.26 to $19.76 in 1998 because there were fewer shares outstanding.

Return on Total Average Equity
(the higher, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1998        12.81%     14.40%    14.32%
 1997        13.10%     15.75%    16.03%
 1996        13.38%     14.79%    14.06%
 1995        13.34%     15.00%    14.46%
 1994        15.76%     15.26%    14.93%




     The Tier 1 leverage ratio declined 80 basis points to 8.73% in 1998 as a result of the same factors affecting the capital to assets ratio; it was also impacted by the acquisition of deposits from other banks at a premium. This premium is classified as a deposit intangible and is subtracted from total capital for regulatory purposes in calculating risk-based and leverage capital ratios. Each of the corporation's individual banks maintains capital ratios well in excess of regulatory minimums, and all qualify as "well-capitalized" banks, allowing them the lowest FDIC premium rate and freedom to operate without restrictions from regulatory bodies.
     The Board of Directors has approved several plans to repurchase the corporation's common stock since 1993, and the corporation has repurchased an average of 1.8 million shares per year since 1994 under these programs. The most recent program, approved by the Board of Directors in 1996, authorized the purchase of 6.0 million shares. In 1998, 1.779 million shares were purchased under this program at a total cost of $85.794 million. An additional 1.487 million shares may be purchased under this authorization, however, there is no specific time period over which these shares will be purchased. In the course of its repurchase programs, the corporation has employed the use of equity put warrants and accelerated share repurchase contracts.
     First Virginia and its subsidiary banks are required to comply with capital adequacy standards established by the Federal Reserve and the FDIC. The corporation exceeded the additional regulatory risk-based capital requirements by wide margins, due both to its high level of capital and the conservative nature of its assets. The Tier 1 risk-based capital ratio declined 80 basis points in 1998 to 12.14% as a result of the growth in risk-based assets and the decline in total equity. In 1997, the Tier 1 ratio declined 63 basis points, caused primarily by a shift in risk-based assets into loans and out of investment securities. Regulatory minimums of 4.0% and 8.0%, respectively, are exceeded by substantial margins.

Asset Quality
-------------

     The corporation has a number of policies, reviewed regularly by senior management, to ensure that the risk in lending and investment activities is minimal, while the profit is consistent with the exposure to risk. Each member bank's internal loan monitoring system also provides a detailed monthly report of production, delinquencies and nonperforming and potential problem loans. This careful monitoring has resulted in a consistent record of low delinquencies and charge-offs, as well as few nonperforming loans in relation to the entire loan portfolio.
     The corporation has no foreign or highly leveraged transaction loans, and loans are only made within the trade areas of the member banks or in adjacent states where the corporation maintains loan production offices generating high-quality consumer installment loans. Loans are generally not participated with nor purchased from banks outside of the First Virginia system. In addition, participations between banks within the First Virginia system must first be shared with the corporation's lead bank, where a second comprehensive loan review process is performed. Approximately 78% of the corporation's loans are made to consumers and are normally secured by personal or real property.
     First Virginia has no significant concentrations of credit to a single industry or borrower, and its loans are spread throughout its market area. The corporation's legal lending limit to any one borrower is approximately $112 million; however, it generally limits its loans to any one borrower and related interests to $15 million. In special cases, the corporation may exceed its internal guideline.
     One of the corporation's specialty loan areas is the automobile finance area, and loans are made to consumers, both directly in the member bank branches and indirectly through automobile dealerships. Roughly 45% of the total loan portfolio is comprised of consumer automobile loans, but because loan amounts are relatively small and spread across many individual borrowers, the risk of any major charge-offs is minimized. The corporation's automobile loans consist primarily of the highest quality loans, commonly referred to in the industry as "A" and "B" quality loans. These loans contain substantially fewer risk characteristics than lower quality "C" and "D" subprime loans and have lower delinquencies, charge-offs and collection costs. During periods of economic weakness, subprime loan categories generate very high delinquencies and charge-offs, while the high-quality loans the corporation specializes in experience only modestly higher delinquencies and charge-offs. The corporation also makes loans directly to high-quality automobile dealers to finance their inventories.

NONPERFORMING ASSETS

      Nonperforming assets declined $4.634 million in 1998 to $21.790 million compared to $26.424 million at the end of 1997. As a percentage of total loans and real estate acquired by foreclosure, nonperforming assets declined eight basis points to .36%, its lowest historic level. In 1997, nonperforming assets had increased $.841 million over 1996 as a result of the acquisition of Premier Bankshares and the inclusion of their nonperforming assets. However, as a percentage of total loans and foreclosed real estate, nonperforming assets declined four basis points in 1997 to .44% compared to the end of 1996. The ratio of nonperforming assets has steadily declined since peaking in 1990 at 1.07% and has consistently been much lower than the average for similar sized banks in the corporation's national and regional peer groups. There were no concentrations of foreclosed real estate or nonaccruing loans in any specific geographic location or type of property, and the majority of nonperforming assets were comprised of smaller-balance loans to consumers that are liquidated on a regular basis.


Nonperforming Assets Ratio
(the lower, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1998         0.36%      0.51%     0.54%
 1997         0.44       0.55      0.62
 1996         0.48       0.56      0.54
 1995         0.57       0.66      0.58
 1994         0.52       0.66      0.67

     The table below shows the total of nonperforming assets at the end of each of the past five years. Experience has shown that actual losses on nonperforming assets are only a small percentage of such assets. The corporation expects to recover virtually all of its nonperforming assets, many with full interest. Included in the allowance for loan losses is an allocation of $.458 million to provide for possible losses of nonperforming loans.

                                              December 31
                                1998     1997     1996     1995     1994
                               -------  -------  -------  -------  -------
                                             (In thousands)
Nonaccruing loans ........     $14,654  $16,281  $14,906  $17,066  $15,286
Restructured loans........       2,441    4,861    5,537    4,260    2,478
Properties acquired
 by foreclosure...........       4,695    5,282    5,140    7,680    8,478
                               -------  -------  -------  -------  -------
  Total...................     $21,790  $26,424  $25,583  $29,006  $26,242
                               =======  =======  =======  =======  =======
Percentage of total loans and
 foreclosed real estate            .36%     .44%     .48%     .57%     .52%


Loans 90 days past due....     $17,162  $14,734  $ 8,919  $ 6,262  $ 4,881
                               =======  =======  =======  =======  =======

Percentage of total loans.         .29%     .25%     .17%     .12%     .10%

     Loans past due 90 days or more have increased steadily over the past five years and rose $2.428 million to $17.162 million at the end of 1998. This represented .29% of outstanding loans, a four-basis-point increase compared to the end of 1997. Most of the increase in 1997 and 1998 came from the inclusion of loans from Premier Bankshares, which had higher risk profiles and delinquency rates than loans traditionally originated by First Virginia. Despite the increase, these levels of delinquencies are significantly below industry averages and reflect the high overall quality of the corporation's loan portfolio.
     A loan generally is classified as nonaccrual when full collectibility of principal or interest is in doubt; when repossession, foreclosure or bankruptcy proceedings are initiated; or when other legal actions are taken. In the case of installment loans, a loan is placed in nonaccrual if payments are delinquent 120 days, and for other loans, after payments are delinquent for 90 days. Credit card loans are charged off if they are 180 days past due. If collateral on a loan is sufficient to ensure full collection of principal and interest, an exception to the general policy might be made. Loans are also placed in a nonaccruing status at any time prior to that indicated above if the corporation anticipates that interest or principal will not be collected.
     Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. At the end of 1998, loans of this type that are not included in the preceding table of nonperforming and past due loans amounted to approximately $33.384 million. The majority of these loans represent commercial or property-related loans. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be reclassified as nonperforming loans in the future.

ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses is maintained at a level that management believes is adequate to absorb inherent losses in the loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. Due to the homogeneous nature of a large percentage of the corporation's outstanding loans, a significant portion of the allowance is not determined by individual loan reviews. Rather the adequacy of the allowance and related provision for loan losses are evaluated by management based on the value of underlying collateral, economic conditions and unique marketplace factors that might affect the collectibility of the loans. As a result, these judgments involve an inherently higher degree of uncertainty. Historical results and loss experience may not reflect this risk to the extent it might currently exist. For other portions of the corporation's loan portfolio, management assesses the adequacy of the allowance based on a review of individual loans and commitments where internal credit evaluations result in ratings that are below standards adopted and periodically updated by the corporation. Other risk factors taken into account include recent loss experience in specific portfolio segments, underwriting standards and changes in credit quality, and changes in volumes or concentrations of credit risk.

Reserve Coverage Ratios
(the higher, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1998          411%       377%      338%
 1997          322        359       307
 1996          307        364       326
 1995          272        354       326
 1994          331        336       321


Net Charge-Off Ratios
(the lower, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1998         0.32%      0.29%     0.29%
 1997         0.31       0.30      0.29
 1996         0.25       0.29      0.27
 1995         0.19       0.22      0.20
 1994         0.11       0.17      0.20

     In the case of construction, commercial and commercial real estate loans, each loan is reviewed and rated at least annually, and trends in the total portfolio are examined for potential deterioration in overall quality. Each loan in excess of $25,000 is examined individually and a specific allocation determined if full collectibility is in doubt. This component of the overall allowance is relatively small and totaled $3.590 million at the end of 1998, including $.458 million for loans classified as nonperforming. These loans comprise 23% of the total loan portfolio, and the allocated allowance for these loans represented approximately 5% of the total allowance for loan losses.
     The remainder of the allowance is a general reserve that is determined considering macro and micro economic conditions, past loss experience, the nature of credit and geographic concentration risks and collateral value inherent in the corporation's portfolio of direct and indirect auto lending, credit card and other consumer loans that are homogenous in nature and comprise over 77% of the corporation's loan portfolio. No specific allocation of the allowance is made for individual loans in these categories and they are evaluated as a common group with similar characteristics. These loans tend to be for relatively short durations of two to seven years and are either unsecured or secured by automobiles or residential real estate and have fairly consistent charge-off experience. In 1998, net charge-offs were up one basis point to .32% of average loans compared to 1997, after increasing six basis points to .25% in 1996. Over the past ten years, the annual net charge-off rate has averaged .27%. Based on the stability of the corporation's actual experience with its homogeneous loans, stable economic conditions and the relatively small component required for specifically allocated loans, the allowance for loan losses remained at 1.15% of average outstanding loans in 1998 compared to the end of 1997. The allowance covered net charge-offs 3.66 times at the end of 1998 compared to 3.91 times at the end of 1997. This is approximately equal to the average duration of the corporation's loan portfolio.

   An analysis of the activity in the allowance for loan losses for each of the last five years is presented in the following table.


                                               December 31
                                1998     1997     1996     1995     1994
                               -------  -------  -------  -------  -------
                                            (In thousands)
Balance at beginning of year   $68,064  $62,761  $57,922  $58,860  $50,927
Increase attributable
 to acquisitions............       679    5,551     -        -       6,412
Provision charged to
 operating expense..........    20,800   17,177   17,734    8,341    6,463
                               -------  -------  -------  -------  -------
  Total ....................    89,543   85,489   75,656   67,201   63,802
                               -------  -------  -------  -------  -------
Charge-offs:
  Credit card...............     9,594    9,675    7,744    6,326    4,677
  Indirect automobile.......     9,743    7,706    5,539    3,288    2,396
  Other consumer............     3,644    2,640    2,287    1,551    1,222
  Real estate...............       215      113      176      155       98
  Commercial................       384    1,412      865    1,401      363
                               -------  -------  -------  -------  -------
    Total ..................    23,580   21,546   16,611   12,721    8,756
                               -------  -------  -------  -------  -------
Recoveries:
  Credit card...............     1,273    1,195      979      845      856
  Indirect automobile.......     2,034    1,581    1,595    1,644    1,988
  Other.....................       925      739      655      696      730
  Real estate...............        47      242        1        6        3
  Commercial................        70      364      486      251      237
                               -------  -------  -------  -------  -------
    Total ..................     4,349    4,121    3,716    3,442    3,814
                               -------  -------  -------  -------  -------
 Net charge-offs deducted...    19,231   17,425   12,895    9,279    4,942
                               -------  -------  -------  -------  -------
Balance at end of year .....   $70,312  $68,064  $62,761  $57,922  $58,860
                               =======  =======  =======  =======  =======


Net Loan Losses (Recoveries) to
 Average Loans by Category:
  Credit card...............      5.66%    4.81%    3.75%    3.19%    2.61%
  Indirect automobile.......       .32      .29      .22      .10      .03
  Other consumer............       .19      .13      .11      .06      .03
  Real estate...............       .02     (.01)     .02      .02      .01
  Commercial................       .03      .12      .05      .16      .02
Total Loans.................       .32%     .31%     .25%     .19%     .11%

Percentage of allowance for loan
 losses to year-end loans.        1.15%    1.15%    1.17%    1.15%    1.18%








LIQUIDITY AND SENSITIVITY TO INTEREST RATES
-------------------------------------------

  The primary functions of asset/liability management are to ensure adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities. Interest-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Liquidity management involves the ability to meet the cash flow requirements of the corporation's loan and deposit customers. Interest-rate-sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The corporation does not hedge its position with swaps, options or futures but instead maintains a highly liquid and short-term position in substantially all of its earning assets and interest-bearing liabilities.
     One of the primary ways the corporation meets its liquidity needs is by scheduling the maturity of its investment securities so that approximately an equal amount will mature each month. The weighted-average life of the securities portfolio at the end of 1998 was 34 months, a slight increase from the 29 months at the end of 1997. Because the corporation views its securities portfolio primarily as a source of liquidity and safety, it does not necessarily react to changes in the yield curve in an attempt to enhance its yield. Accordingly, the average life of the portfolio remains relatively stable as the corporation maintains a constant approach to its portfolio and invests primarily in U.S. Government and agency securities with a life generally no greater than five years. Municipal securities are also generally limited to lives of no more than five years, but availability and other factors mean they are occasionally purchased in serial issues with longer lives.
     A cash reserve consisting primarily of overnight investments is also maintained by the parent company to meet any contingencies and to provide additional capital, if needed, to the member banks.
     Most of the corporation's loans are fixed-rate installment loans to consumers and mortgage loans with maturities longer than the deposits by which they are funded. A degree of interest-rate risk is incurred if the interest rate on deposits should rise before the loans mature. However, the substantial liquidity provided by the monthly repayments on these loans can be reinvested at higher rates that largely reduce the interest-rate risk.

Home equity lines of credit have adjustable rates that are tied to the prime rate. Many of the loans not in the installment or mortgage categories have maturities of less than one year or have floating rates that may be adjusted periodically to reflect current market rates. These loans are summarized in the following table.

                                                   Between
                                         1 year    1 and 5   After
                                         or less    years   5 years    Total
                                        --------  --------  -------  --------
                                                 (In thousands)

Maturity ranges:
 Commercial, financial and other...    $357,255  $244,379  $ 84,024  $685,658
 Construction and land development.      45,028    68,341    12,298   125,667
                                       --------  --------  --------  --------
Total .............................    $402,283  $312,720  $ 96,322  $811,325
                                       ========  ========  ========  ========

Floating-rate loans:
 Commercial, financial,
  Agricultural and other...........              $148,253  $ 28,739  $176,992
 Construction and land development.                10,747     2,365    13,112
                                                 --------  --------  --------
Total .............................              $159,000  $ 31,104  $190,104
                                                 ========  ========  ========


      First Virginia's Asset/Liability Committee is responsible for reviewing the corporation's liquidity requirements and maximizing the corporation's net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Liquidity requirements are reviewed in detail for each of the corporation's individual banks; however, overall asset/liability management is performed on a consolidated basis to achieve a consistent and coordinated approach.
     One of the tools the corporation uses to determine its interest-rate risk is gap analysis. Gap analysis attempts to examine the volume of interest-rate-sensitive assets minus interest- rate-sensitive liabilities. The difference between the two is the interest-sensitivity gap, and it indicates how future changes in interest rates may affect net interest income. Regardless of whether interest rates are expected to increase or decrease, the objective is to maintain a gap position that will minimize any changes in net interest income. A negative gap exists when the corporation has more interest-sensitive liabilities maturing within a certain time period than interest-sensitive assets. Under this scenario, if interest rates were to increase it would tend to reduce net interest income.
     At December 31, 1998, the corporation was liability-sensitive in the short term (under six months) by approximately 28% of earning assets, which declines to 22% in 12 months. Technically, the corporation may reprice interest checking, savings and insured money markets at any time and, accordingly, they have been classified in the 1-30 day sensitivity category in the accompanying table. While these accounts have in the last two years been somewhat more subject to repricing than in prior years, the degree and frequency of movement is limited, and they are much less sensitive than contractually possible.

     The table below shows the corporation's interest-sensitivity position at December 31, 1998:


INTEREST-SENSITIVITY ANALYSIS

                                    1 to 30-Day  1 to 90-Day  1 to 180-Day
                                    Sensitivity   Sensitivity  Sensitivity
                                    ------------ ------------ ------------
                                             (Dollars in thousands)
Earning assets:
  Loans, net of unearned income.... $   917,682  $ 1,326,739  $ 1,859,805
  Investment securities............     368,735      436,986      564,816
  Money market investments.........     265,557      265,557      265,557
  Other earning assets.............        -            -            -
                                    ------------ ------------ ------------
      Total earning assets.........   1,551,974    2,029,282    2,690,178
                                    ------------ ------------ ------------

Funding sources:
  Noninterest bearing
    demand deposits................        -            -            -
  Interest checking/savings plan...   1,508,511    1,508,511    1,508,511
  Money market accounts............     958,966      958,966      958,966
  Savings deposits.................   1,134,108    1,134,108    1,134,108
  Consumer certificates of deposit.     227,839      512,461      944,361
  Large denomination certificates
    of deposit.....................      57,641      135,257      239,060
  Short-term borrowings............     385,996      385,996      385,996
  Long-term indebtedness...........        -            -            -
                                    ------------ ------------ ------------
      Total funding sources........   4,273,061    4,635,299    5,171,002
                                    ------------ ------------ ------------
Interest-sensitivity gap........... $(2,721,087) $(2,606,017) $(2,480,824)
                                    ============ ============ ============
Interest-sensitivity gap as a
  percentage of earning assets.....      (31.21)%     (29.89)%     (28.45)%

Ratio of interest-sensitive assets
  to interest-sensitive liabilities         .36x         .44x         .52x

                                                   Beyond One
                                    1 to 365-Day    Year or
                                     Sensitivity  Nonsensitive     Total
                                    ------------  -----------  -----------
                                             (Dollars in thousands)
Earning assets:
  Loans, net of unearned income....  $2,856,275   $3,251,677   $6,107,952
  Investment securities............     794,574    1,528,478    2,323,052
  Money market investments.........     265,557         -         265,557
  Other earning assets.............        -          22,427       22,427
                                    ------------  -----------  -----------
      Total earning assets.........   3,916,406    4,802,582    8,718,988
                                    ------------  -----------  -----------

Funding sources:
  Noninterest-bearing
    demand deposits................                1,601,041    1,601,041
  Interest checking/savings plan...   1,508,511         -       1,508,511
  Money market accounts............     958,966         -         958,966
  Savings deposits.................   1,134,108         -       1,134,108
  Consumer certificates of deposit.   1,475,131      939,235    2,414,366
  Large denomination certificates
    of deposit.....................     352,075       86,011      438,086
  Short-term borrowings............     385,996         -         385,996
  Long-term indebtedness...........                    3,217        3,217
  Other funding sources............                  274,697      274,697
                                    ------------  -----------  -----------
      Total funding sources........   5,814,787    2,904,201    8,718,988
                                    ------------  -----------  -----------
Interest-sensitivity gap........... $(1,898,381)  $1,898,381   $        0
                                    ============  ===========  ===========
Interest-sensitivity gap as a
  percentage of earning assets.....      (21.77)%      21.77%        0.00%

Ratio of interest-sensitive assets
  to interest-sensitive liabilities         .67x        1.65x        1.00x

     First Virginia also uses simulation analysis to monitor and manage interest rate sensitivity. Under this analysis, changes in interest rates and volumes are used to test the sensitivity of First Virginia's net interest income. Simulation analysis uses a more detailed version of the information shown in the table on pages 41 and 42 that includes adjustments for the expected timing and magnitude of changes in assets and liabilities. These adjustments take into account that interest rates on individual asset and liability categories may change at a different pace from their contractual rate. A large part of First Virginia's loans and deposits come from its retail base, and they do not automatically reprice on a contractual basis in reaction to changes in interest rates. While First Virginia's liability sensitivity in the short term indicates that an increase in interest rates may negatively affect short-term net interest income, management would likely take actions to minimize its exposure to negative results and within a relatively short period of time would make adjustments so that net interest income would not be materially impacted. For example, despite wide changes in rates since 1978, First Virginia has maintained a net interest margin above 5.00% every year and has been able to maintain adequate liquidity to provide for changes in loan and deposit demands.
     Using shock analysis of a hypothetical, immediate increase in all interest rates of 200 basis points and comparing that to a stable interest-rate environment over the next 12 months indicates that net interest income would decrease by 10% while an immediate and hypothetical decrease in rates of 200 basis points would increase net interest income by 6%. Such an immediate change in all rates would be highly unlikely in management's opinion. The corporation's dynamic simulation modeling takes into account the effects such changes may have on overall economic activity, the reaction of individual categories of assets and liabilities, and the impact that different management actions may have on net interest income. Accordingly, First Virginia has not experienced the volatility its interest-sensitive gap position or shock analysis may indicate.
     Over time, or under stable interest rate conditions, net interest income will tend to be greater at higher interest rate levels. This is due to the large proportion of low-cost core deposits such as demand, interest checking, savings and money market accounts comprising the corporation's funding sources, which can be invested in relatively higher-yielding loans and investments.

YEAR 2000

      The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Any of the corporation's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.
     First Virginia began preparing its computer systems and applications for the Year 2000 in 1993. This process involves modifying or replacing the corporation's affected hardware and software as well as ensuring that external service providers, significant vendors and large customers are taking the appropriate action to remedy their own Year 2000 issues. First Virginia developed a five-phase approach to resolve its Year 2000 issues. This approach involves the following phases: awareness, assessment, renovation, validation and implementation. The awareness and assessment phases involve identifying the systems affected, analyzing the scope and magnitude of the problem, and developing an action plan to address each area affected. Management has identified 66 systems as "mission-critical," which are defined as those systems that would severely impair operations or cause a significant loss of revenue if not remediated. The 66 systems include those maintained on the corporation's own computers as well as those systems processed by external service providers. To date, First Virginia has completed all aspects of the awareness and assessment phases.
     The renovation phase involves modifying or replacing the corporation's affected systems. Of the systems identified as mission-critical, 94% have completed the renovation phase. The final two phases, validation and implementation, involve testing and certification that the mission-critical systems are compliant with all Year 2000 issues and 91% are completed. The remainder of the mission-critical systems are expected to be tested and certified by the end of March 1999.
    First Virginia has contacted non-mission-critical external service providers, significant suppliers and large customers to determine the extent to which they may be affected by Year 2000 issues and to determine whether they are taking the appropriate steps to remedy their own Year 2000 issues. To date, First Virginia is not aware of any external service providers, vendors or large customers whose failure to resolve their own Year 2000 issues would have a material adverse effect on First Virginia's results of operations. However, the corporation has no means of ensuring that external agents or large customers will be ready and the effect of their noncompliance is not determinable. The corporation will continue to monitor the progress of non-mission-critical external service providers, significant suppliers and large customers throughout 1999 and will determine if a contingency plan is necessary for those external parties by September 30, 1999.
   Management of the corporation believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. The services of an independent third party have been engaged to review the corporation's plan and readiness for Year 2000 mission-critical issues. In addition, the corporation's primary regulator, the Federal Reserve, conducts a quarterly examination and evaluation of the corporation's progress.
   As noted above, all phases have not yet been completed. In the event that First Virginia is unable to complete all necessary phases of the plan, First Virginia may be unable to process transactions, invoice customers or collect payments and perform other operations. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the corporation. The corporation has developed contingency plans for 80% of its mission-critical systems and is developing plans for the remaining systems that will be completed by June 30, 1999. These plans involve, among other actions, manual work-arounds, temporary postponement of certain functions and alternative computer systems. Some of these plans incorporate parts of the corporation's existing disaster recovery programs involving offsite data processing and detailed plans for each function within the corporation.
   First Virginia estimates that the total cumulative cost of the project will be approximately $22 million of which $20 million has already been expended. This includes both internal and external personnel costs related to modifying the systems and the cost of purchasing or leasing hardware or software. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. These costs are not expected to have a material effect on the corporation's results of operations.
   The cost of the project and the expected completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that could influence the results may include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the availability of alternative systems in the event of failure of mission-critical systems, the ability of third-party intermediaries to be Year 2000 ready, and similar uncertainties.

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


Quarterly Results
-----------------

   The results of operations for the first three quarters of 1998 have been analyzed in quarterly reports to shareholders. The results of operations for each of the quarters during the two years ended December 31, 1998, are summarized in the table on pages 46 and 47. The results of operations for the fourth quarter are highlighted below.
   Earnings per share in the 1998 fourth quarter rose 21% to a record $.68 compared to $.56 earned in the prior year's quarter. Net income rose 17% to $34.232 million compared to $29.377 million earned in the fourth quarter of 1997. A lower number of outstanding shares, a direct result of the corporation's share repurchase program, caused diluted earnings per share to increase at the faster pace. The return on assets during the fourth quarter was 1.45% compared to the 1.31% earned in the prior year, while the return on equity was 13.92% compared to 11.71% in the prior year's fourth quarter. Total assets at the end of 1998 were $9.565 billion, an increase of 6% compared to the $9.012 billion at the end of 1997.
   Loans grew at an annualized rate of increase of 6% over the end of the third quarter. All categories of loans increased with loans to automobile dealers to finance inventory rising a seasonally strong 42% (unannualized) over the third quarter and automobile loans to consumers rising at a 10% annualized pace over the third quarter. The net interest margin declined 13 basis points to 5.05% compared to the prior year's fourth quarter of 5.18% and was down from the 5.14% achieved in the third quarter. During the last four months of the year there were three quarter-point drops in the prime rate and reductions in interest rates in general, the result of the international bond crisis, which caused yields on the corporation's earning assets to decline at a faster pace than the cost of funds.
    Noninterest income increased 26% in the fourth quarter compared to the 1997 fourth quarter. A one-time gain of $1.364 million was recorded on the sale of $51.5 million in credit card loans that were required to be sold by the bank's affinity card partner. Excluding the nonrecurring gain, noninterest income was up 21%. During the quarter, a customer value-based approach to service charges was implemented, resulting in a 27% increase in service charges on deposits. Insurance activities were also strong with insurance premiums and commissions up 16%. Electronic banking income rose 14% during the quarter as ATM and POS income increased and the corporation's PC-based home banking products increased in popularity.
   Noninterest expense declined slightly compared to the third quarter and was up 2% over the prior year's fourth quarter. The prior year's noninterest expense had included a $2.2 million charge for stock-related employee compensation as performance targets for the vesting of certain stock options were met.
   Total shareholders' equity increased slightly to $.990 billion at December 31, 1998, compared to $.985 billion at the end of September, but was down slightly compared to the $ 1.011 billion at the end of 1997. During the fourth quarter of 1998, 266,200 shares were purchased under the company's share repurchase program.

QUARTERLY RESULTS
                                                 1998
                                --------------------------------------
                                             Quarter Ended
                                --------------------------------------
                                 Dec. 31  Sept. 30   June 30   Mar. 31
                                --------  --------  --------  --------
Condensed Statements of Income
                          (Dollar amounts in thousands, except per-share data)

Interest and fees on loans      $128,999  $131,467  $128,951  $127,349
Interest on loans
  held for sale                      630       275       330       268
Income from securities-
  available for sale                 271       239       232       141
  held to maturity                28,892    29,844    30,119    26,584
Other interest income              6,556     7,313     7,441     7,730
                                --------  --------  --------  --------
 Total interest income           165,348   169,138   167,073   162,072
                                --------  --------  --------  --------
Interest on deposits              53,977    56,093    55,143    54,152
Interest on borrowed funds         3,995     4,199     3,515     3,258
                                --------  --------  --------  --------
 Total interest expense           57,972    60,292    58,658    57,410
                                --------  --------  --------  --------
Net interest income              107,376   108,846   108,415   104,662
Provision for loan losses          5,149     5,512     6,055     4,084
Noninterest income                32,243    28,913    29,172    26,447
Noninterest expense               82,962    83,023    80,933    78,760
Provision for income taxes        17,276    17,280    18,155    16,723
                                --------  --------  --------  --------
Net income                      $ 34,232  $ 31,944  $ 32,444  $ 31,542
                                ========  ========  ========  ========
Net income per share
  Basic                         $    .68  $    .62  $    .63  $    .61
  Diluted                            .68       .62       .62       .61

Average Quarterly Balances (in millions):
 Securities                     $  2,008  $  2,003  $  2,031  $  1,800
 Loans                             6,060     6,018     5,890     5,901
 Total earning assets              8,609     8,553     8,469     8,289
 Total assets                      9,411     9,356     9,275     9,063

 Demand deposits                   1,542     1,513     1,515     1,428
 Interest-bearing deposits         6,392     6,355     6,309     6,212
 Total deposits                    7,934     7,869     7,823     7,639
 Total shareholders' equity          984     1,020     1,037     1,020

Key Ratios

 Rates earned on assets             7.72%     7.94%     7.97%     7.95%
 Rates paid on liabilities          3.40      3.57      3.56      3.59
 Net interest margin                5.05      5.14      5.19      5.14

 Return on average assets           1.45      1.37      1.40      1.39
 Return on average equity          13.92     12.53     12.51     12.37

                                                 1997
                                --------------------------------------
                                             Quarter Ended
                                --------------------------------------
                                 Dec. 31  Sept. 30   June 30   Mar. 31
                                --------  --------  --------  --------
Condensed Statements of Income
                          (Dollar amounts in thousands, except per-share data)

Interest and fees on loans      $129,655  $131,226  $122,607  $114,297
Interest on loans
  held for sale                      380       241       302       166
Income from securities-
  available for sale                -         -         -           -
  held to maturity                26,488    27,182    29,116    27,064
Other interest income              6,793     6,252     4,316     5,034
                                --------  --------  --------  --------
 Total interest income           163,316   164,901   156,341   146,561
                                --------  --------  --------  --------
Interest on deposits              54,929    55,130    51,638    48,974
Interest on borrowed funds         3,339     3,275     3,009     2,633
                                --------  --------  --------  --------
 Total interest expense           58,268    58,405    54,647    51,607
                                --------  --------  --------  --------
Net interest income              105,048   106,496   101,694    94,954
Provision for loan losses          4,756     3,831     5,248     3,342
Noninterest income                25,505    29,807    25,007    23,233
Noninterest expense               81,251    78,891    73,360    69,741
Provision for income taxes        15,169    18,863    16,740    15,707
                                --------  --------  --------  --------
Net income                      $ 29,377  $ 34,718  $ 31,353  $ 29,397
                                ========  ========  ========  ========
Net income per share:
  Basic                         $    .57  $    .67  $    .63  $    .60
  Diluted                            .56       .66       .63       .60

Average Quarterly Balances (in millions):
 Securities                     $  1,763  $  1,803  $  1,920  $  1,821
 Loans                             5,935     5,954     5,611     5,338
 Total earning assets              8,202     8,218     7,858     7,550
 Total assets                      8,962     8,974     8,532     8,169

 Demand deposits                   1,424     1,402     1,341     1,248
 Interest-bearing deposits         6,155     6,187     5,938     5,725
 Total deposits                    7,579     7,589     7,279     6,973
 Total shareholders' equity        1,004     1,000       913       872

Key Ratios

 Rates earned on assets             8.00%     8.08%     8.02%     7.87%
 Rates paid on liabilities          3.60      3.59      3.54      3.51
 Net interest margin                5.18      5.26      5.23      5.10

 Return on average assets           1.31      1.55      1.47      1.44
 Return on average equity          11.71     13.89     13.74     13.49

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

CONSOLIDATED BALANCE SHEETS


                                                          December 31
                                                       1998          1997
                                                    ----------    ----------
                                                         (In thousands)
ASSETS
Cash and due from banks.......................      $  377,374    $  386,832
Money market investments......................         265,557       243,162
                                                    ----------    ----------
   Total cash and cash equivalents - Note 3            642,931       629,994
                                                    ----------    ----------
Loans held for sale...........................          14,737        18,953
Investment securities-available for sale
   -Note 4....................................          20,580           -
Investment securities-held to maturity (market
   value-$2,316,922-1998 and
   $1,954,155-1997)- Note 4...................       2,302,472     1,946,944
Loans, net of unearned income - Note 5........       6,093,215     5,937,978
Allowance for loan losses - Note 6............         (70,312)      (68,064)
                                                    ----------    ----------
   Net loans..................................       6,022,903     5,869,914
                                                    ----------    ----------
Other earning assets..........................          22,427        21,444
Premises and equipment - Note 7...............         160,781       164,301
Intangible assets - Note 8....................         184,695       174,976
Accrued income and other assets...............         193,170       185,111
                                                    ----------    ----------
   Total Assets...............................      $9,564,696    $9,011,637
                                                    ==========    ==========

                                                        December 31
                                                     1998          1997
                                                  ----------    ----------
                                                      (In thousands)
LIABILITIES
Deposits:
   Noninterest-bearing........................    $1,601,041    $1,460,784
   Interest-bearing:
      Interest checking/savings plan..........     1,508,511     1,391,962
      Money market accounts...................       958,966       772,067
      Savings deposits........................     1,134,108     1,124,058
      Consumer certificates of deposit........     2,414,366     2,444,132
      Large denomination CDs..................       438,086       426,839
                                                  ----------    ----------
         Total deposits.......................     8,055,078     7,619,842
Short-term borrowings - Note 9................       385,996       251,687
Long-term indebtedness........................         3,217         2,826
Accrued interest and other liabilities........       130,077       126,126
                                                  ----------    ----------
   Total Liabilities..........................     8,574,368     8,000,481
                                                  ----------    ----------
SHAREHOLDERS' EQUITY
Preferred stock - Note 10.....................           534           583
Common stock - Note 10........................        50,094        51,817
Capital surplus...............................         4,004        92,971
Retained earnings.............................       934,703       865,785
Accumulated other comprehensive income........           993          -
                                                  ----------    ----------
   Total Shareholders' Equity.................       990,328     1,011,156
                                                  ----------    ----------
   Total Liabilities and Shareholders' Equity.    $9,564,696    $9,011,637
                                                  ==========    ==========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME


                                                   Year Ended December 31

                                                 1998       1997       1996
                                               --------   --------   --------
                                          (In thousands, except per share data)
Interest income:
   Loans.................................      $516,766   $497,785   $448,900
   Loans held for sale...................         1,503      1,089      1,209
   Investment securities-available for sale         883       -         1,152
   Investment securities-held to maturity       115,439    109,850    117,744
   Money market investments..............        27,530     20,944     17,195
   Other earning assets..................         1,510      1,451      1,016
                                               --------   --------   --------
        Total interest income............       663,631    631,119    587,216
                                               --------   --------   --------

Interest expense:
   Deposits..............................       219,365    210,671    202,370
   Short-term borrowings.................        14,660     12,040      9,712
   Long-term indebtedness................           307        216        216
                                               --------   --------   --------
        Total interest expense...........       234,332    222,927    212,298
                                               --------   --------   --------
Net interest income......................       429,299    408,192    374,918
Provision for loan losses................        20,800     17,177     17,734
                                               --------   --------   --------
Net interest income after provision
 for loan losses.........................       408,499    391,015    357,184
                                               --------   --------   --------

                                                   Year Ended December 31

                                                 1998       1997       1996
                                               --------   --------   --------
                                          (In thousands, except per share data)

Net interest income after provision
 for loan losses.........................      $408,499   $391,015   $357,184
                                               --------   --------   --------
Noninterest income:
   Service charges on deposit accounts...        47,078     42,340     39,791
   Insurance premiums and commissions....         7,191      6,407      6,573
   Credit card service charges and fees..        12,235     11,866     11,576
   Trust services........................        10,192      9,317      7,749
   Electronic banking service fees.......        11,962     10,195      7,390
   Income from other customer services...        14,116     14,224     14,125
   Securities gains before income tax
     provisions of $352-1998, $18-1997,
     and $626-1996.......................         1,007         51      1,789
   Other.................................        12,994      9,152      9,457
                                               --------   --------   --------
        Total noninterest income.........       116,775    103,552     98,450
                                               --------   --------   --------
Noninterest expense:
   Salaries and employee benefits-Notes 11/12   180,163    171,578    158,966
   Occupancy.............................        24,870     24,217     23,000
   Equipment.............................        29,218     26,067     22,816
   Advertising...........................         8,863      7,790      7,476
   Printing and supplies.................         7,131      7,167      6,882
   Credit card processing fees...........         8,884      8,430      8,299
   Amortization of intangibles...........        14,624     11,327      8,039
   Other.................................        51,925     46,667     43,832
                                               --------   --------   --------
        Total noninterest expense........       325,678    303,243    279,310
                                               --------   --------   --------
Income before income taxes...............       199,596    191,324    176,324
Provision for income taxes - Note 13.....        69,434     66,479     59,983
                                               --------   --------   --------
NET INCOME...............................      $130,162   $124,845   $116,341
                                               ========   ========   ========
Net income per share of common stock
   Basic.................................      $   2.54   $   2.47   $   2.34
    Diluted..............................          2.53       2.45       2.32

Average shares of common stock outstanding
   Basic.................................        51,233     50,622     49,788
   Diluted...............................        51,529     50,880     50,042

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                                              Accumul-
                                                              ated
                             Pre-                             Other    Total
                            ferred   Common                   Compre-  Share-
                             Stock    Stock  Capital Retained hensive holders'
                            $10 Par  $1 Par  Surplus Earnings Income   Equity
                            ------- ------- -------- -------- ------- --------
                                           (Dollars in thousands)

Balance January 1, 1996...  $   695 $50,927 $ 90,136 $726,255 $ 1,634 $869,647

Comprehensive income:
    Net income............       -     -        -     116,341   -      116,341
    Unrealized gains on
    securities available for
    sale, net of tax of $(880)                                 (1,634)  (1,634)
                                                                      --------
Total comprehensive income.                                            114,707
Conversion of preferred
  to common stock.........      (48)     10       38     -      -         -
Issuance of shares for
  stock options and stock
  appreciation rights.....       -       72    1,067     -      -        1,139
Common stock purchased
  and retired.............       -   (2,397) (63,914)    -      -      (66,311)
Dividends declared:
  Preferred stock.........       -      -       -         (44)  -          (44)
  Common stock $0.96 per share   -      -       -     (47,861)  -      (47,861)
                            ------- ------- -------- -------- ------- --------
Balance December 31, 1996.      647  48,612   27,327  794,691   -      871,277
Increase attributable to
  an acquisition..........       -    5,431  157,193     -      -      162,624
Net income................                            124,845          124,845
Conversion of preferred
  to common stock.........      (64)     14       50     -      -         -
Issuance of shares for
  stock options and stock
  appreciation rights.....       -       48      885     -      -          933
Common stock purchased
  and retired.............       -   (2,288) (92,484)    -      -      (94,772)
Dividends declared:
  Preferred stock.........       -      -       -         (41)  -          (41)
  Common stock
    $1.05 per share              -      -       -     (53,710)  -      (53,710)
                            ------- ------- -------- -------- ------- --------
Balance December 31, 1997.  $   583 $51,817 $ 92,971 $865,785 $  -  $1,011,156

                                                            Accumul-
                                                            ated
                           Pre-                             Other    Total
                          ferred   Common                   Compre-  Share-
                           Stock    Stock  Capital Retained hensive holders'
                          $10 Par  $1 Par  Surplus Earnings Income   Equity
                          ------- ------- -------- -------- ------- ----------
Balance December 31, 1997.$   583 $51,817 $ 92,971 $865,785 $ -     $1,011,156

Comprehensive income:
   Net income............      -     -        -     130,162   -        130,162
   Unrealized gains on
   securities available
   for sale, net of tax
   of $543...............                                       993        993
                                                                    ----------
Total comprehensive income                                             131,155
Conversion of preferred
  to common stock.........    (49)     11       38     -      -           -
Issuance of shares for
  stock options and stock
  appreciation rights.....     -       47      850     -      -            897
Common stock purchased
  and retired.............     -   (1,781) (89,855)    -      -        (91,636)
Dividends declared:
  Preferred stock.........     -      -       -         (35)  -            (35)
  Common stock
     $1.20 per share......     -      -       -     (61,209)  -        (61,209)
                          ------- ------- -------- -------- ------- ----------
Balance December 31, 1998.$   534 $50,094 $  4,004 $934,703 $   993 $  990,328
                          ======= ======= ======== ======== ======= ==========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31

                                                 1998       1997       1996

                                               --------   --------   --------
                                                       (In thousands)
Operating activities
--------------------
Net income.................................... $130,162   $124,845   $116,341
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation of premises and equipment.....   13,842     13,838     13,488
   Gain on sale of premises and equipment.....   (2,438)    (2,331)    (1,263)
   Provision for loan losses..................   20,800     17,177     17,734
   Amortization of investment
      securities premiums.....................    5,656      6,431      9,965
   Accretion of investment
      securities discounts....................   (3,568)    (2,608)    (3,426)
   Net decrease (increase) in loans held for
      sale....................................    4,216     (6,182)     6,445
   Gain on sale of securities.................   (1,007)       (51)    (1,789)
   Amortization of goodwill and other
      intangible assets.......................   14,624     11,327      8,039
   Deferred income taxes......................   (1,672)      (319)    (1,123)
   Increase in prepaid expenses...............   (9,883)    (2,801)    (5,840)
   Decrease (increase) in interest receivable.     (944)      (426)    11,110
   Increase (decrease) in interest payable....     (134)       754     (4,320)
   Increase in other accrued expenses.........    5,443      8,152      4,309
                                               --------   --------   --------
     Net cash provided by operating activities  175,097    167,806    169,670
                                               --------   --------   --------
Investing activities
--------------------
Proceeds from the sale of available
  for sale securities.........................    2,641       -        64,682
Proceeds from the maturity of held
  to maturity securities......................3,099,834  1,324,632    790,173
Purchase of available for sale securities.....  (12,853)      -          -
Purchase of held to maturity securities......(3,457,337)(1,289,206)  (489,422)
Net increase in loans......................... (173,790)   (80,751)  (339,606)
Purchases of premises and equipment...........  (15,977)   (14,849)   (14,860)
Sales of premises and equipment...............    6,675      3,891      4,506
Mortgage servicing rights acquired............     (158)      (267)    (1,351)
Other intangible assets acquired..............  (22,790)      (179)    (5,869)
Net cash of acquired banks....................      -       38,908       -
Other.........................................   (7,884)    (5,987)    (8,774)
                                               --------   --------   --------
     Net cash used for investing activities... (581,639)   (23,808)      (521)
                                               --------   --------   --------

                                                   Year Ended December 31

                                                 1998       1997       1996
                                               --------   --------   --------
                                                       (In thousands)
Financing activities
--------------------
Net (decrease) increase in deposits...........$ 435,236   $(76,309)  $(13,457)
Net increase in short-term borrowings.........  134,309      7,027     24,769
Principal payments on long-term borrowings....     (937)    (1,050)    (2,097)
Proceeds from long-term borrowings............    1,328       -         3,263
Common stock purchased and retired............  (91,636)   (94,772)   (66,311)
Proceeds from issuance of common stock........      897        819      1,139
Cash dividends paid:
  Common $1.16 per share-1998, $1.02 per
   share-1997 and $.95 per share-1996........   (59,682)   (51,468)   (47,477)
  Preferred...................................      (36)       (42)       (45)
                                               --------   --------   --------
     Net cash (used for) provided
       by financing activities................  419,479   (215,795)  (100,216)
                                               --------   --------   --------
     Net increase (decrease) in cash and
         cash equivalents.....................   12,937    (71,797)    68,933
     Cash and cash equivalents at
       beginning of year......................  629,994    701,791    632,858
                                               --------   --------   --------
     Cash and cash equivalents at end of year. $642,931   $629,994   $701,791
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

    Principles of Consolidation: The consolidated financial statements include the accounts of the corporation and all of its subsidiaries. All material intercompany transactions and accounts have been eliminated. Certain amounts for years prior to 1998 have been reclassified for comparative purposes.

    Cash and Cash Equivalents: Cash and cash equivalents include cash and due from banks, federal funds sold, securities purchased under agreement to resell and other short-term investments.

    Securities Available for Sale: Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities available for sale are stated at the estimated fair value, with the unrealized gains and losses, net of tax, reported as a net amount in accumulated other comprehensive income. Quoted market prices are used to determine the estimated fair value. The adjusted cost basis of a specific security is used to compute gains or losses on the sale or early redemption of these securities.

    Securities Held to Maturity: Debt securities are classified as held to maturity when the corporation has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. The adjusted carrying value of a specific security is used to compute gains or losses on the early redemption of these securities.

    Loans Held for Sale: Loans held for sale consist mainly of mortgage loans, which are carried at the lower of cost (net of discounts) or market, as determined in the aggregate. Market is determined by investor commitment prices or current auction rates at the date of the financial statements.

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

    Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered adequate to absorb inherent losses in the loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. Due to the homogeneous nature of a large percentage of the corporation's outstanding loans, a significant portion of the allowance is not determined by individual loan reviews. Rather the adequacy of the allowance and related provision for loan losses are evaluated by management based on the value of the underlying collateral, the economic conditions and factors unique to their marketplaces that might affect the collectibility of the loans as well as other factors. As a result, these judgments involve an inherently higher degree of uncertainty. Historical results and loss experience may not reflect this risk to the extent it might currently exist. For other portions of the corporation's loan portfolio, management assesses the adequacy of the allowance based on a review of individual loans and commitments where internal credit evaluations result in ratings that are below certain standards adopted and periodically updated by the corporation. Other risk factors taken into account include recent loss experience in specific portfolio segments, underwriting standards and changes in credit quality, and changes in volumes or concentrations of credit risks.

    Premises and Equipment: Premises and equipment are carried at cost less accumulated depreciation computed principally on the straight-line method over lives not exceeding 50 and 20 years for buildings and equipment, respectively. Gains and losses on disposition are reflected in current operations. Maintenance and repairs are charged to operating expenses, and major alterations and renovations are capitalized.

     Other Real Estate Owned: Other real estate owned is stated at the lesser of the loan balance prior to foreclosure plus the costs incurred for improvements to the property, or fair value, less the estimated selling costs of the property. At the time of foreclosure, any excess of cost over the estimated fair value is charged to the allowance for loan losses. After foreclosure, the estimated fair value is reviewed periodically by management. Any further declines in fair value are charged against current earnings.

    Income Taxes: Deferred tax assets and liabilities are based on the difference between financial reporting and tax bases of assets and liabilities and are measured at the enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.

    Net Income per Share: Basic net income per share of common stock is computed on the basis of the weighted average number of shares of common stock outstanding. Diluted net income per share is computed based on the weighted-average number of common and common equivalent shares and dilutive stock options outstanding during the year.

    Comprehensive Income: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for the reporting and display of the components of comprehensive income. The corporation adopted the provisions of this standard in 1998, which require unrealized gains and losses from available for sale securities, net of taxes, be included in other comprehensive income. Prior to the adoption, such amounts were reported separately in shareholders' equity. The provisions of SFAS 130 were applied retroactively.

    Business Segments: Effective January 1, 1998, the corporation adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expenses, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. Pursuant to this definition the corporation maintains two segments: retail banking done through its affiliated banks in Virginia, Maryland and Tennessee, and "other," consisting primarily of nonbanking services. Since each of the affiliated banks in the retail banking segment offer similar products and services to similar types and classes of customers, operate in the same regulatory environment and have similar economic characteristics, all the affiliated banks have been aggregated into one reportable segment, retail banking. Substantially all the corporation's consolidated assets, revenues and income are derived from this segment. The corporation has no foreign operations.


2. ACQUISITIONS

      On June 19, 1998, five branches were acquired by Atlantic Bank from the Bank of Maryland. On February 6, 1998, seven branches were acquired from the former Signet Bank by Atlantic Bank, Farmers Bank of Maryland and First Virginia Bank of Tidewater. These transactions resulted in the acquisition of an aggregate of $238 million in deposits and $58 million in loans. Core deposit premiums of $23 million were recorded and are being amortized over ten years.
      On May 24, 1997, the merger of Premier Bankshares Corporation into the corporation was consummated. Premier Bankshares Corporation was the bank holding company for Premier Bank-South, N.A., in Wytheville, Virginia; Premier Bank- Central, N.A., in Honaker, Virginia; and Premier Bank, N.A., in Tazewell, Virginia. These banks became wholly owned subsidiary banks and have merged into various existing banks of First Virginia. Shares of the corporation's stock totaling 5.431 million were issued and were valued at $29.96 per share. The acquisition was accounted for using the purchase method of accounting, and goodwill and other intangible assets of $82.701 million were recorded and are being amortized over 10 to 25 years. The allocated fair value of other assets and liabilities acquired, which generally approximated carrying value, was $756.130 million and $676.205 million, respectively. The results of operations of the acquisition are included in the consolidated statements of income from the date of acquisition.


3. CASH AND CASH EQUIVALENTS

      All securities underlying the money market investments were under the corporation's control, and the maximum amount of outstanding money market investments at any month end during 1998 and 1997 was $654.339 million and $527.729 million, respectively.
      The corporation's banking affiliates are required by Federal Reserve regulations to maintain certain minimum cash balances consisting of vault cash and deposits in the Federal Reserve Bank or in other commercial banks. Such restricted balances totaled $44.798 million and $73.637 million as of December 31, 1998 and 1997, respectively.

4. INVESTMENT SECURITIES

     The following reflects the carrying amounts of investment securities and the related approximate market values (in thousands):

                                   Amortized Unrealized Unrealized  Market
                                      Cost      Gains     Losses    Value
                                   ---------- --------  --------  ----------

Available for sale:
December 31, 1998:
U.S. Government and its agencies.. $   12,053 $    130  $   -     $   12,183
Other.............................      6,991    1,406      -          8,397
                                   ---------- --------  --------  ----------
    Total......................... $   19,044 $  1,536  $   -     $   20,580
                                   ========== ========  ========  ==========
Investment securities held
 to maturity:
December 31, 1998:
U.S. Government and its agencies.. $2,002,528 $ 13,651  $  3,492  $2,012,687
State and municipal obligations..     299,662    4,396       109     303,949
Other............................         282        4      -            286
                                   ---------- --------  --------  ----------
    Total........................  $2,302,472 $ 18,051  $  3,601  $2,316,922
                                   ========== ========  ========  ==========
December 31,1997:
U.S. Government and its agencies...$1,783,106 $  6,177   $ 1,868  $1,787,415
State and municipal obligations....   162,242    2,932        34     165,140
Other .............................     1,596        5         1       1,600
                                   ---------- --------   -------  ----------
  Total............................$1,946,944 $  9,114   $ 1,903  $1,954,155
                                   ========== ========   =======  ==========
December 31,1996:
U.S. Government and its agencies...$1,673,069 $  4,729   $ 4,476  $1,673,322
State and municipal obligations....   146,872    2,378       191     149,059
Other .............................     1,008       15      -          1,023
                                   ---------- --------   -------  ----------
  Total............................$1,820,949 $  7,122   $ 4,667  $1,823,404
                                   ========== ========   =======  ==========

   Securities having a carrying value of $653.484 million and $578.886 million at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes required by law. The maturity ranges of securities, excluding equity securities, average yield and fair value by maturity range as of December 31, 1998, are as follows (in thousands):

                                              U.S. Government
                                              and its Agencies
                                        -----------------------------
                                        Amortized
                                          Cost      Fair Value  Yield
                                        ----------  ----------  -----
Available for sale:
One year or less......................  $    5,266  $    5,282   5.4%
After one through five years..........       6,787       6,901   5.6
                                         ---------  ----------
   Total..............................      12,053      12,183   5.5
                                         ---------  ----------
Weighted average maturity                15 months

Held to maturity:
One year or less........................$  758,716  $  761,627   5.5%
After one year through five years.......   562,247     572,336   5.8
After five through ten years............   670,734     667,897   5.8
After ten years.........................    10,831      10,827   7.2
                                        ----------  ----------
   Total................................$2,002,528  $2,012,687   5.7%
                                        ----------  ----------
Weighted average maturity............... 34 months

   Total................................$2,014,581  $2,024,870  5.7%
                                        ==========  ==========
Weighted average maturity............... 34 months

                                                   State and
                                             Municipal Obligations
                                        -----------------------------
                                         Amortized
                                           Cost     Fair Value  Yield
                                        ----------  ----------  -----
Held to maturity:
One year or less........................$   30,592  $   30,756   4.8%
After one year through five years.......   258,434     262,190   4.6
After five through ten years............     8,646       8,905   5.3
After ten years.........................     1,990       2,098   6.1
                                        ----------  ----------
   Total................................   299,662     303,949   4.6
                                        ==========  ==========
Weighted average maturity............... 36 months

                                                     Other
                                        -----------------------------
                                        Amortized
                                          Cost      Fair Value  Yield
                                        ----------  ----------  -----
Held to maturity:
After one year through five years.......$      282  $      286   6.0%
                                        ----------  ----------  -----
   Total................................$      282  $      286   6.0%
                                        ==========  ==========  =====
Weighted average maturity...............15 months

5. LOANS

Loans consisted of (in thousands):                        December 31
                                                         1998       1997
                                                     ----------  ----------
Consumer:
  Automobile installment ........................... $2,711,582  $2,445,958
  Home equity, fixed and variable rate...............   892,246   1,054,522
  Revolving credit loans, including credit cards.....   136,474     201,830
  Other..............................................   340,424     354,944
Real estate:
  Construction and land development..................   125,667     124,366
  Commercial mortgage................................   581,628     572,961
  Residential mortgage...............................   637,239     528,218
  Other, including Industrial Development Authority..   104,066      94,964
Commercial...........................................   563,889     560,215
                                                     ----------  ----------
Total loans, net of unearned income
  of $147,659 and $185,895                            6,093,215   5,937,978
Less allowance for loan losses.......................    70,312      68,064
                                                     ----------  ----------
  Net loans .........................................$6,022,903  $5,869,914
                                                     ==========  ==========

   Loans on which interest is not being accrued or whose terms have been modified to provide for a reduced rate of interest because of financial difficulties of borrowers, and interest income earned with respect to such loans were (in thousands):
                                                      December 31
                                               1998       1997       1996
                                             -------    -------    -------
Nonaccruing loans........................    $14,654    $16,281    $14,906
Restructured loans ......................      2,441      4,861      5,537
                                             -------    -------    -------
 Total...................................    $17,095    $21,142    $20,443
                                             =======    =======    =======
Average balance of nonaccruing loans.....    $15,245    $15,511    $15,814
Allocation of the allowance for loan
  losses for nonaccruing loans...........        458        362      1,273
Income recorded..........................        169        415        256
Income anticipated under
  original loan agreements.....                1,342      1,771      1,504


      There were no formal commitments of a material amount to lend additional funds under these agreements, but additional advances may be made in the future if it is in the interest of the corporation to do so. Loans modified for reasons other than a reduction in the interest rate were not material in amount.
      The corporation's loans are widely dispersed among individuals and industries. On December 31, 1998, there was no concentration of loans in any single industry that exceeded 10% of total loans.


      The corporation, in the normal course of business, has made commitments to extend loans and has written standby letters of credit that are not recognized in the financial statements. On December 31, 1998 and 1997, standby letters of credit totaled $23.109 million and $21.231 million, respectively, and the unfunded amounts of loan commitments were (in thousands):

                                                          December 31
                                                        1998        1997

                                                     ----------  ----------
Fixed-rate revolving credit lines .................. $  389,296  $  699,758
Adjustable-rate loans:
   Home equity lines ...............................    452,369     421,925
   Commercial loans.................................    568,937     579,727
   Construction and land development loans..........    118,624      77,254
   Other ...........................................     75,784      52,153
                                                     ----------  ----------
    Total .......................................... $1,605,010  $1,830,817
                                                     ==========  ==========

      As of December 31, 1998, the corporation had mortgage loans held for sale of $14.737 million and additional commitments to fund mortgage loans totaling $18.435 Million, with a corresponding commitment to purchase by outside investors. The commitments to sell mortgage loans to outside investors are intended to reduce the corporation's interest rate exposure.
      Mortgage loans being serviced for the benefit of nonaffiliated parties were $341.426 million, $346.483 million and $613.568 million at December 31, 1998, 1997 and 1996, respectively.
      A majority of the commercial, construction and land development commitments and letters of credit will expire within one year, and all loan commitments can be terminated by the corporation if the borrower violates any condition of the commitment agreement.
      The credit risk associated with loan commitments and letters of credit is essentially the same as that involved with loans that are funded and outstanding. The corporation uses the same credit standards on a case-by-case basis in evaluating loan commitments and letters of credit as it does when funding loans, including the determination of the type and amount of collateral, if required.


6. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was (in thousands):
                                                  Year ended December 31
                                                  1998     1997     1996
                                                -------  -------  -------
Balance January 1...............................$68,064  $62,761  $57,922
Increase attributable to acquisitions.. ........    679    5,551     -
Provision charged to operating expense ......... 20,800   17,177   17,734
                                                -------  -------  -------
                                                 89,543   85,489   75,656
                                                -------  -------  -------
Deduct:
  Loans charged off............................. 23,580   21,546   16,611
  Less recoveries...............................  4,349    4,121    3,716
                                                -------  -------  -------
  Net charge-offs............................... 19,231   17,425   12,895
                                                -------  -------  -------
Balance December 31.............................$70,312  $68,064  $62,761
                                                =======  =======  =======
7. PREMISES, EQUIPMENT AND LEASES

Premises and equipment consisted of (in thousands):
                                                          December 31
                                                        1998       1997
                                                      --------   --------
Land .................................................$ 37,021   $ 38,099
Premises and improvements............................. 170,910    169,101
Furniture and equipment............................... 115,858    113,855
                                                      --------   --------
   Total cost......................................... 323,789    321,055
Accumulated depreciation.............................. 163,008    156,754
                                                      --------   --------
  Carrying value ..................................... 160,781   $164,301
                                                      ========   ========

      The corporation's subsidiaries have entered into lease agreements with unaffiliated persons for premises, principally banking offices. Many of the leases have one or more renewal options, generally for five or ten years, and some contain a provision for increased rent during the renewal period. Leases containing a provision for contingent payments are not significant in either number or amount. Portions of a few premises are subleased, and the amount of rent received is not material. There are no significant restrictions imposed on the corporation or its subsidiaries by the lease agreements. The subsidiaries also lease a portion of their computer systems and other equipment. Leases on five banking offices have been recorded as capital leases. The effect of capitalizing such leases on net income has not been material.
      During 1998, 1997 and 1996, occupancy and equipment expense included the rent paid on operating leases of $16.073 million, $14.472 million and $12.541 million, respectively, and was reduced by rental income of $2.016 million, $1.906 million and $1.792 million, respectively, applicable to leases to unaffiliated persons, generally for a five-to-ten-year duration.
       Minimum rental payments over the noncancelable term of operating and capital leases having a remaining term in excess of one year are (in thousands):

1999..............................................$11,369
2000..............................................  8,034
2001..............................................  5,147
2002..............................................  3,936
2003..............................................  3,256
Thereafter........................................ 15,876
                                                  -------
Total minimum lease payments......................$47,618
                                                  =======
8. INTANGIBLE ASSETS

   Total intangible assets were (in thousands):
                                                         December 31
                                                      1998         1997
                                                    --------      --------
Goodwill ...........................................$130,251      $136,640
Core deposit premiums...............................  53,186        36,937
Other...............................................   1,258         1,399
                                                    --------      --------
Total intangible assets.............................$184,695      $174,976
                                                    ========      ========

      Goodwill related to acquisitions prior to 1976 is being amortized on a straight-line basis over 40 years, and goodwill related to acquisitions after 1975 is being amortized over 10 to 25 years. Core deposit premiums are being amortized over 10 years. Other intangible assets are being amortized over 5 to 20 years.


9. SHORT-TERM BORROWINGS

Short-term borrowings consisted of (in thousands):
                                                          December 31
                                                        1998       1997
                                                      --------   --------
Securities sold under agreements to repurchase .......$319,069   $203,310
Commercial paper .....................................  66,927     48,377
                                                      --------   --------
Total short-term borrowings...........................$385,996   $251,687
                                                      ========   ========

      Securities sold under agreements to repurchase generally mature within one business day from the transaction date. The maximum amount of outstanding agreements for any month-end during 1998 and 1997 was $319.069 million and $226.805 million, respectively. The securities underlying the agreements were under the corporation's control. Commercial paper maturities range from 1 to 270 days. Bank lines of credit available to the corporation amounted to $50 million at December 31, 1998 and 1997. Such lines were not being used on either of those dates.
 Interest paid on deposits and indebtedness during the years 1998, 1997 and 1996 totaled $234.466 million, $219.623 million and $216.618 million, respectively.


10. PREFERRED AND COMMON STOCK

     The corporation is authorized to issue three million shares of preferred stock, par value $10 per share. As of December 31, the following four series of cumulative convertible preferred stock were outstanding:

                                                       Number of Shares
         Series              Dividends                  1998       1997
                                                       ------     ------
           A                     5%                    18,615     20,111
           B                     7%                     3,340      4,890
           C                     7%                     9,788      9,788
           D                     8%                    21,612     23,534

      The Series A, Series B and Series D shares are convertible into two and one-fourth shares of common stock, and the Series C shares are convertible into one and eight-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share.
      The corporation is authorized to issue 175 million shares of common stock, par value $1 per share, and 50.094 million shares and 51.817 million shares were outstanding on December 31, 1998 and 1997, respectively. At December 31, 1998, 3,258,131 shares of common stock were reserved: 115,642 for the conversion of preferred stock and 3,142,489 for stock options.
      The corporation has adopted a shareholder rights plan that, under certain circumstances, will give the holders of the corporation's common stock the right to purchase shares of its preferred stock or other securities. The rights will become exercisable if a person or entity acquires 20% or more of the corporation's voting Stock, unless it is acquired pursuant to an offer for all outstanding shares of common stock at a price and on terms determined by the Board of Directors to be adequate and in the best interests of the corporation and its shareholders.
      If the rights become exercisable, the holder of each share of common stock, except the person or entity acquiring 20% or more of the voting stock, will have the right to receive upon exercise that number of one one-hundredths share of preferred stock equal to the number of shares of common stock having a market value of two times the exercise price of the right, to the extent available, and then an equal number of an equivalent security. The exercise price for each right is $450.00.
      The corporation may redeem the rights, at its option, at any time prior to the date they become exercisable. The rights expire on August 8, 2008. As of December 31, 1998, each outstanding share of common stock had 4/9 of a right attached thereto.


11. STOCK INCENTIVE PLANS

      On December 31, 1998, options to purchase 787,014 shares of common stock were outstanding under employee stock option plans. An additional 2,355,475 shares are authorized for further granting of options. Options for 245,805 shares were exercisable on December 31, 1998, at a weighted-average price of $19.31. Additional options becoming exercisable in subsequent years, including those options whose exercisability depends on achieving performance targets as discussed below, total 150,296 in 1999 at an average price of $38.63; 115,363 in 2000 at an average price of $42.69; 112,300 in 2001 at an average price of $42.34; 89,050 in 2002 at an average price of $46.11; and 74,200 in 2003 at an average price of $48.54. For options outstanding at December 31, 1998, the option price per share ranged from $10.17 to $52.31.


                              Options    Unexercised    Average
                             Available       Or         Option
                                To       Outstanding   Price Per
                               Grant       Options       Share
                             ---------     --------     --------
Balance, January 1, 1996.....  303,150      480,428      $19.49
Forfeited....................    5,625       (5,625)      24.45
Granted......................  (59,250)      59,250       31.25
Exercised....................    -          (77,367)      14.37
                             ---------     --------
Balance, December 31, 1996...  249,525      456,686       22.41
Forfeited....................    -           (4,815)      14.94
Granted...................... (195,000)     195,000       52.31
Attributable to
   an acquisition............    -           46,266       18.29
Exercised ...................    -          (49,495)      16.12
                             ---------     --------
Balance, December 31, 1997...   54,525      643,642       31.30
Authorized under 1998 plan...2,500,000         -            -
Forfeited....................    1,450       (9,928)      22.66
Granted...................... (200,500)     200,500       44.63
Exercised....................     -         (47,200)      20.13
                             ---------     --------
Balance, December 31, 1998...2,355,475      787,014      $35.47
                             =========     ========

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires entities that have followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations to either adopt a fair value method of accounting for stock-based compensation (as described by SFAS 123) or continue to follow APB 25 and provide additional pro forma disclosures in the footnotes to the financial statements.
      Pro forma information regarding net income and earnings per share as required by SFAS 123 has been determined as if the corporation had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model. The weighted average remaining contractual life of these options is 8.8 years. A summary of the assumptions used and pro forma results for 1998, 1997 and 1996 is as follows:


                                                       December 31
                                                1998       1997      1996

Assumptions                                   --------  --------  --------
   Risk-free interest rate                       5.02%     5.93%     6.81%
   Dividend yield                                4.20%     2.70%     3.30%
   Volatility factor                             .163      .194      .193
   Weighted average expected life (years)         8.0       8.0       8.0
Pro forma results
   Net income (millions)                     $130.659  $126.657  $116.182
   Basic earnings per share                      2.55      2.50      2.33
   Diluted earnings per share                    2.54      2.49      2.32
   Fair value of options                         6.42     13.38      7.76

      The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.
      The corporation continues to follow APB 25 in accounting for its stock options. All options are granted at full market price on the date of the grant and generally vest within five years of the grant date and expire after ten years. In certain instances, the corporation must achieve established performance targets in order for the options to become exercisable. In those instances where vesting is dependent upon achieving certain performance targets, the corporation begins recognizing compensation expense when it becomes probable that the targets will be achieved and the options will become exercisable, for the difference between the exercise price and the current market price.
      In some cases, an option holder could elect to exercise the option as a stock appreciation right. Compensation expense was recognized in connection with stock appreciation rights based on the difference in the current market value of the common stock and the previously accrued amounts.
      In 1997, the corporation redeemed all stock appreciation rights. As a result, the corporation had no stock appreciation rights or options that could be exercised as stock appreciation rights as of December 31, 1997. Total stock-related compensation expense for 1998, 1997 and 1996 was $1,316,000, $3,351,000, and ($216,000), respectively.

12. EMPLOYEE BENEFIT PLANS

      The corporation has a noncontributory, defined-benefit pension plan covering substantially all qualified employees. The benefits are based on years of service and the employee's compensation during the last ten years of employment. The corporation's funding policy is to make annual contributions in amounts necessary to satisfy the Internal Revenue Service's funding standards to the extent they are deductible against taxable income. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Contributions include normal costs of the plan and amortization for periods of up to 40 years of unfunded past service cost.
      The corporation also has an unfunded nonqualified plan that provides retirement benefits to certain officers in accordance with the same computational terms as the qualified plan when those terms provide benefits in excess of the amounts payable under the IRS-qualified rules. The projected and accumulated benefit obligations under this plan were $2.248 million and $1.247 million, respectively, at December 31, 1998.
      The corporation sponsors a defined-benefit health care plan that provides postretirement medical benefits to full-time employees who have worked at least ten years and have attained age 55 while in service with the corporation. The benefits are based on years of service and are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. Employees hired after December 31, 1993, may participate in the plan but must pay 100% of the cost. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with the corporation's expressed intent to increase the retiree contribution rate annually for the expected increase in medical costs for that year. The corporation has set a maximum amount that it will contribute per year of approximately three times the 1993 contribution level. Terminated employees may elect to receive medical benefits for a limited period.

     The benefit obligation and plan asset activity for each of the plans is summarized below (in thousands):

                                                        Postretirement
                                   Pension Benefits    Medical Benefits
                                   -----------------   ----------------
                                     1998      1997      1998      1997
                                   -------   --------  --------  --------
Change in benefit obligation:
 Benefit obligation at beginning
 year............................ $115,231   $ 97,788 $ 17,884   $ 15,755
 Service cost....................    4,751      3,667      712        687
 Interest cost...................    8,117      7,556    1,188      1,190
 Plan participants'contributions.      -          -        351        332
 Actuarial loss (gain)...........    8,798     10,383     (353)       663
 Benefits paid...................   (4,178)    (4,163)    (655)      (743)
                                  --------   --------  -------   --------
 Benefit obligation at end of
 year............................  132,719    115,231   19,127     17,884
                                  --------   --------  -------   --------
Change in plan assets:
 Fair value of plan assets at
 beginning of year...............  119,172    102,869
 Actual return on plan assets....   19,834     16,638
 Company contributions...........     -         3,828
 Plan participants' contributions     -           -
 Benefits paid...................   (4,178)    (4,163)
                                   --------  --------
 Fair value of plan assets at end
 of year.........................  134,828    119,172
                                   --------  --------
 Funded (unfunded) status........    2,109      3,941  (19,127)    (17,884)
 Unrecognized actuarial loss
 (gain)..........................   11,499     12,012   (1,296)     (1,000)
 Unamortized prior service cost..     (240)      (367)    -            -
 Unrecognized transition obli-
 gation........................         16         30    8,547       9,157
                                   --------  --------  -------     -------
 Prepaid (accrued) benefit cost.. $ 13,384   $ 15,616 $(11,876)    $(9,727)
                                   ========   =======  =======     =======
Weighted average assumptions as
 of December 31:
 Discount rate...................     6.75%      7.25%    6.75%       7.25%
 Expected return on plan assets..     9.00       9.00
 Rate of compensation increase...     4.75       4.75


      The assets of the pension plan consist of U.S. Government and agency securities - 48.4%, other debt obligations - 9.3%, stocks - 40.5%, and cash and equivalents - 1.8%.
   The net periodic benefit cost of the plans includes the following components (in thousands):


                                               Pension Benefits
                                               ----------------
                                         1998        1997      1996
                                       --------    --------  --------

Service cost....................       $  4,751    $  3,667  $  3,840
Interest cost...................          8,117       7,556     6,989
Expected return on plan assets..        (10,541)     (9,288)   (8,278)
Amortization of prior service
 cost and net transition obli-
 gation........................            (113)       (113)     (113)
Recognized actuarial loss (gain).            18          34       847
                                       --------    --------   -------
Net periodic benefit cost........      $  2,232    $  1,856   $ 3,285
                                       ========    ========   =======

                                                Postretirement
                                               Medical Benefits
                                               ----------------
                                         1998        1997      1996
                                       --------    --------  --------

Service cost....................       $    712    $    687  $    768
Interest cost...................          1,188       1,190     1,120
Expected return on plan assets..            -           -         -
Amortization of prior service
 cost and net transition obli-
 gation........................             610         611       611
Recognized actuarial loss (gain).           (58)        (36)       -
                                       --------    --------   -------
Net periodic benefit cost........      $  2,452    $  2,452   $ 2,499
                                       ========    ========   =======

      The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health Care cost-trend rate) is 9.2% for 1998 and is assumed to decrease gradually to 5.0% for 2005 and to remain at that level thereafter. The health care cost-trend rate assumption has a significant effect on the amounts reported. The corporation has limited its exposure to increases in health care cost-trend rates by setting a cap on the maximum amount it will ever pay on any one retiree and by passing through 100% of the cost of retiree health care to new employees hired after December 31, 1993. The following table represents the effect of a one percentage - point change in the assumed health care cost trend rate (in thousands):

                                                    One-Percent One-Percent
                                                     Increase    Decrease
                                                    ----------- -----------
Effect on service and interest cost components......$      80   $    (106)
Effect on benefit obligation........................      887      (1,108)

      The corporation has deferred compensation agreements with certain officers and directors. Benefits under these agreements are being funded by life insurance policies. The accrued liability for these agreements as of December 31, 1998, and 1997, was $21.440 million and $19.965 million, respectively. For the years ended December 31, 1998, 1997, and 1996, expenses related to these agreements were $1.356 million, $0.868 million, and $1.038 million, respectively.
      The corporation has a thrift plan to which employees with one year of service may elect to contribute up to 12% of their salary. The corporation contributes to the plan to the extent of 50% of the employees' first 6% of contributions, and an additional 25% contribution is made if a specified profit objective is met. A 75% employer match was made in each of the years 1998, 1997 and 1996 when the corporation's contributions to the plan totaled $4.252 million, $3.989 million and $3.713 million, respectively. The plan is administered under the provisions of Section 401(k) of the Internal Revenue Code.


13. INCOME TAXES

      The provision for income taxes includes amounts currently payable and amounts deferred to or from other years as a result of differences in the timing of the recognition of income and expense for financial reporting and tax purposes. The income tax provision includes the following amounts (in thousands):
                                                     Year Ended December 31
                                                       1998    1997     1996
                                                     -------  -------  -------
Current:
  Federal income taxes ..............................$69,819  $65,108  $59,529
  State income taxes.................................  1,287    1,690    1,577
                                                     -------  -------  -------
  Total current...................................... 71,106   66,798   61,106
                                                     -------  -------  -------
Deferred (benefit):
  Federal income taxes .............................. (1,555)    (336)  (1,206)
  State income taxes.................................   (117)      17       83
                                                     -------  -------  -------
  Total deferred .................................... (1,672)    (319)  (1,123)
                                                     -------  -------  -------
Provision for income taxes...........................$69,434  $66,479  $59,983
                                                     =======  =======  =======
Income taxes paid during the year....................$72,485  $69,540  $59,100
                                                     =======  =======  =======

   The exclusion of certain categories of income and expense from taxable net income results in an effective tax rate that is lower than the statutory federal rate. The differences in the rates are as follows (dollars in thousands):

                                          Year Ended December 31
                                   1998            1997            1996
                              --------------- --------------- ---------------
                              Amount  Percent Amount  Percent Amount  Percent
                              ------- ------- ------- ------- ------- -------
Statutory rate................$69,859   35.0% $66,963   35.0% $61,713   35.0%
Nontaxable interest on
  municipal obligations....... (3,992)  (2.0)  (3,958)  (2.1)  (3,769)  (2.1)
Other items ..................  3,567    1.8    3,474    1.9    2,039    1.1
                              ------- ------- ------- ------- ------- -------
Effective rate................$69,434   34.8% $66,479   34.8% $59,983   34.0%
                              ======= ======= ======= ======= ======= =======

     The corporation's federal income tax returns are closed through December 31, 1994. Significant components of the corporation's deferred-tax liabilities and assets are as follows (in thousands):

                                                            December 31
                                                           1998     1997
                                                         -------   -------
Deferred-tax assets:
  Allowance for loan losses..............................$24,021   $23,472
  Deferred compensation..................................  6,943     6,700
  Other..................................................  6,212     5,708
                                                         -------   -------
  Total deferred-tax assets.............................. 37,176    35,880
                                                         -------   -------
Deferred-tax liabilities:
  Depreciation..........................................   5,717     5,742
  Core deposit intangibles...............................  2,731     3,082
  Life insurance reserves................................  2,671     2,671
                                                         -------   -------
  Total deferred-tax liabilities......................... 11,119    11,495
                                                         -------   -------
Net deferred-tax assets .................................$26,057   $24,385
                                                         =======   =======

14. NET INCOME PER SHARE

     Net income per share computations are as follows (in thousands, except per share data):

                                             1998      1997      1996
                                           --------  --------  --------
Basic:
     Average common shares outstanding       51,233    50,622    49,788
                                           ========  ========  ========
Net income                                 $130,162  $124,845  $116,341
Preferred stock dividends                        35        41        44
                                           --------  --------  --------
     Net income applicable to
        common stock                       $130,127  $124,804  $116,297
                                           ========  ========  ========
     Net income per share of common stock  $   2.54  $   2.47  $   2.34
Diluted:
     Average common shares outstanding       51,233    50,622    49,788
     Dilutive effect of stock options           177       123       108
     Conversion of preferred stock              119       135       146
                                           --------  --------  --------
        Total average common shares          51,529    50,880    50,042
                                           ========  ========  ========
Net income                                 $130,162  $124,845  $116,341
                                           ========  ========  ========
     Net income per share of common stock  $   2.53  $   2.45  $   2.32
                                           ========  ========  ========


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


                                     1998                     1997
                            ----------------------   ----------------------
                             Carrying      Fair       Carrying      Fair
                              Amount       Value       Amount       Value
                            ----------  ----------   ----------  ----------
Financial assets:
 Cash and cash equivalent    $ 642,931  $ 642,931    $ 629,944   $ 629,994
 Investment securities....   2,323,052  2,337,502    1,946,944   1,954,155
 Loans, net...............   6,037,640  6,172,091    5,888,867   6,021,649
 Other earning assets.....      22,427     22,427       21,444      21,444
Financial liabilities:
 Deposits.................   8,055,078  8,080,408    7,619,842   7,640,492
 Short-term borrowings....     385,996    385,996      251,687     251,687
 Long-term indebtedness...       2,648      2,648        2,241       2,241
      SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The disclosures also do not include certain intangible assets such as core deposit intangibles, mortgage servicing rights and goodwill. Accordingly, the aggregate fair value amount presented should not be interpreted as representing the underlying value of the corporation.
      The following methods and assumptions were used by the corporation in estimating the fair value of its financial instruments. All of the corporation's financial instruments were held or issued for purposes other than trading.

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

    Long-term Indebtedness: The corporation's long-term indebtedness includes capital leases, which are exempt from the disclosure requirements of SFAS 107. The fair value of the remaining long-term debt is estimated based on interest rates currently available for debt with similar terms and remaining maturities.

    Off-Balance Sheet Instruments: The estimated fair value of off- balance sheet items was not material at December 31, 1998. The corporation does not engage in hedging or swap transactions nor does it employ any derivative securities.





16. CONTINGENCIES

      The corporation, in the normal course of its business, is the subject of legal proceedings instituted by customers and others. In the opinion of the corporation's management, there were no legal matters pending as of December 31, 1998, that would have a material effect on its financial statements.


17. RELATED-PARTY TRANSACTIONS

      Directors and officers of the corporation and their affiliates were customers of, and had other transactions with, the corporation in the ordinary course of business. The corporation has made residential mortgage loans at favorable rates to officers of the corporation and its subsidiaries who have been relocated for the convenience of the corporation. Other loan transactions with directors and officers were made on substantially the same terms as those prevailing for comparable loans to other persons and did not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 1998 and 1997, loans to directors and executive officers of the corporation and its three largest subsidiary banks, First Virginia Bank, First Virginia Bank-Southwest and Farmers Bank of Maryland, where the aggregate of such loans exceeded $60 thousand, totaled $38.803 million and $53.350 million, respectively. During 1998, $161.236 million of new loans were made and repayments totaled $179.383 million. These totals include loans to certain business interests and family members of the directors and executive officers, and no losses are anticipated in connection with any of the loans.


18. RESTRICTIONS ON LOANS AND DIVIDENDS FROM SUBSIDIARIES

      The corporation's banking affiliates and its life insurance subsidiary are subject to federal and/or state statutes that prohibit or restrict certain of their activities, including the transfer of funds to the corporation. There are restrictions on loans from banks to their parent company, and banks and life insurance companies are limited as to the amount of cash dividends that they can pay. As of December 31, 1998, the corporation's equity in the net assets of its subsidiaries, after elimination of intercompany deposits and loans, totaled $761.634 million. Of that amount, $745.930 million was restricted as to the payment of dividends.


19. REGULATORY CAPITAL ADEQUACY REQUIREMENTS

      The corporation and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the corporation and its subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the corporation and its subsidiary banks meet all capital adequacy requirements to which it is subject.
   The most recent notification from the federal banking agencies categorized the corporation and its subsidiaries as well capitalized under the regulatory framework. There are no conditions or events since that notification that management believes have changed the institution's category. To be categorized as adequately capitalized, the corporation and its subsidiary banks must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The regulatory requirement for the Tier 1 leverage ratio is 3% for the highest-rated banks with an additional 100-200 basis points for all other banks.
      The actual capital amounts and ratios of the corporation and its largest subsidiary bank are presented in the following table (in thousands):


                                                   For          To Be Well
                                                 Capital     Capitalized Under
                                                 Adequacy    Prompt Corrective
                                  Actual         Purposes    Action Provisions
                              --------------  --------------  ---------------
                              Capital  Ratio  Capital  Ratio  Capital   Ratio
                              -------- -----  -------- -----  --------  -----

As of December 31, 1998:
  Tier 1 leverage ratio:
    Consolidated............. $805,842  8.73% $276,840 3.00%  $461,400   5.00%
    Largest subsidiary bank..  234,643  7.13    98,733 3.00    164,555   5.00
  Tier 1 risk-based capital:
    Consolidated.............  805,842 12.14   265,469 4.00    398,204   6.00
    Largest subsidiary bank..  234,643  8.93   105,070 4.00    157,605   6.00
  Total risk-based capital:
    Consolidated.............  876,154 13.20   530,938 8.00    663,673  10.00
    Largest subsidiary bank..  262,812 10.01   210,140 8.00    262,675  10.00

As of December 31, 1997:
  Tier 1 leverage ratio:
    Consolidated............. $837,522  9.53% $263,640 3.00%  $439,400  5.00%
    Largest subsidiary bank..  234,363  7.58    92,731 3.00    154,522  5.00
  Tier 1 risk-based capital:
    Consolidated.............  837,522 12.94   258,954 4.00    388,431  6.00
    Largest subsidiary bank..  234,363  9.79    95,764 4.00    143,646  6.00
  Total risk-based capital:
    Consolidated.............  905,586 13.99   517,908 8.00    647,385 10.00
    Largest subsidiary bank..  260,367 10.88   191,528 8.00    239,410 10.00

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

21. FIRST VIRGINIA BANKS, INC. (PARENT COMPANY ONLY)
    CONDENSED FINANCIAL INFORMATION (IN THOUSANDS)

                                  BALANCE SHEETS
                                                              December 31
                                                           1998        1997
                                                        ----------   --------
Assets
  Cash and noninterest-bearing deposits
    principally in affiliated banks.....................$      276   $  2,795
  Money market investments..............................    68,038    110,748
  Investment in affiliates based on the corporation's
    equity in their net assets:
     Banking companies..................................   748,768    699,985
     Bank-related companies.............................    12,866     13,916
  Investment securities - (market value $23,061 and
     $24,138)...........................................    23,028     21,554
  Loans (including $18,903-1998 and $15,671-1997
       to affiliated companies) ........................    29,674     30,700
  Premises and equipment................................    33,251     34,990
  Intangible assets.....................................   135,787    142,993
  Accrued income and other assets.......................    51,394     44,566
                                                        ----------   --------
    Total Assets .......................................$1,103,082 $1,102,247
                                                        ========== ==========

Liabilities and Shareholders' Equity
  Commercial paper......................................$   66,927   $ 48,377
  Accrued interest and other liabilities................    45,827     42,714
                                                        ----------   --------
    Total Liabilities ..................................   112,754     91,091
                                                        ----------   --------
 Shareholders' Equity                                      990,328  1,011,156
                                                        ----------   --------
    Total Liabilities and Shareholders' Equity..........$1,103,082 $1,102,247
                                                        ==========  =========

                               STATEMENTS OF INCOME

                                                    Year Ended December 31
                                                    1998      1997      1996
                                                  --------  --------  --------
Income
Dividends from affiliates:
  Banking companies...............................$112,337  $169,459  $108,016
  Bank-related companies .........................   2,000     1,400     1,700
Service fees from affiliates......................  15,540    11,360    12,364
Rental income:
  Affiliates .....................................   5,457     5,624     5,662
  Other ..........................................   1,585     1,450     1,327
Interest and dividends on investment securities...   6,192     5,699     5,884
Other income:
  Affiliates .....................................   2,495     2,259     1,356
  Other ..........................................   1,125     1,175       368
                                                  --------  --------  --------
    Total income.................................. 146,731   198,426   136,677
                                                  --------  --------  --------
Expenses
Salaries and employee benefits....................  19,269   20,754    15,257
Interest .........................................   2,552    2,006     1,484
Other expense:
  Paid to affiliates..............................     877      692       674
  Other ..........................................  17,973   15,853    13,003
                                                  --------  --------  --------
    Total expense.................................  40,671   39,305    30,418
                                                  --------  --------  --------
Income before income taxes and equity in
     undistributed income of affiliates .......... 106,060  159,121   106,259
Federal income tax (credits)......................  (1,023)  (2,459)     (492)
                                                  --------  --------  --------
Income before equity in
     undistributed income of affiliates........... 107,083  161,580   106,751
Equity in undistributed income of affiliates .....  23,079  (36,735)    9,590
                                                  --------  --------  --------
Net income........................................$130,162 $124,845  $116,341
                                                  ========  ========  ========

                             STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31
                                                     1998     1997      1996

                                                   --------  -------- --------
Net cash provided by operating activities..........$110,833  $173,404 $113,975
                                                   --------  -------- --------
Investing activities:
  Proceeds from the sale of available for sale
     securities...................................    1,891      -        -
  Proceeds from maturity of
     held to maturity securities...................  22,250    12,035   10,917
  Purchase of investment securities ............... (23,270)  (20,150)  (7,097)
  Net (increase) decrease in loans.................   1,431    (7,023)   1,586
  Purchases of premises and equipment .............    (568)   (4,540)    (999)
  Sales of premises and equipment .................      96       (60)      22
  Investment in affiliates......................... (25,750)     (164)  (9,140)
  Other............................................     170    (2,244)  (8,699)
                                                   --------  -------- --------
     Net cash used for investing activities........ (23,750)  (22,146) (13,410)
                                                   --------  -------- --------
Financing activities:
  Net increase in short-term borrowings............  18,145    12,195    4,252
  Common stock purchased and retired............... (91,636)  (94,772) (66,311)
  Proceeds from issuance of common stock...........     897       819    1,139
  Cash dividends - common.......................... (59,682)  (51,468) (47,477)
  Cash dividends - preferred.......................     (36)      (42)     (45)
                                                   --------  -------- --------
     Net cash used for financing activities .......(132,312) (133,268)(108,442)
                                                   --------  -------- --------
     Net increase (decrease) in cash and
                cash equivalents................... (45,229)   17,990   (7,877)
     Cash and cash equivalents at beginning of year 113,543    95,553  103,430
                                                   --------  -------- --------
     Cash and cash equivalents at end of year......$ 68,314  $113,543 $ 95,553
                                                   ========  ======== ========
Net cash provided by operating activities has been
    reduced (increased) by the following
    cash payments (receipts):
  Interest on indebtedness.........................$  2,551  $  1,934 $  1,431
    Income taxes..................................... 1,676    (3,355)     705

22. SUBSEQUENT EVENTS

     On February 25, 1999, the corporation reached a preliminary agreement with MBNA America Bank, N.A. for MBNA to acquire the corporation's $103 million portfolio of credit card loans. The sale is expected to occur in the first quarter, subject to regulatory approval. In connection with the sale, the corporation expects to recognize a net after-tax gain of approximately $11 million. As part of the agreement, MBNA will offer credit card products to the corporation's customers using the corporation's existing brand names.

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


                                                /S/ Barry J. Fitzpatrick
                                                ________________________
                                                Barry J. Fitzpatrick
                                                Chairman, President and
                                                Chief Executive Officer



                                               /S/ Richard F. Bowman
                                               ________________________
                                               Richard F. Bowman
                                               Senior Vice President,
                                               Treasurer and
                                               Chief Financial Officer

REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS
-------------------------------------------------

To the Shareholders and Board of Directors
First Virginia Banks, Inc.

     We have audited the accompanying consolidated balance sheets of First Virginia Banks, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Virginia Banks, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                    /S/ Ernst & Young LLP



Washington, D.C.
January 19, 1999

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

     Incorporated by reference from the corporation's Form 8-K/A dated February 24, 1999.


                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     Incorporated by reference from the corporation's proxy statement dated March 9, 1999.



ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     Incorporated by reference from the corporation's proxy statement dated March 9, 1999.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

     The corporation has two classes of stock, common and convertible preferred. No person is known by management to own beneficially, directly or indirectly, more than five percent of the common stock. One person is known to own, as of February 28, at least five percent of the convertible preferred stock, as follows:

                    Title          Name and        Amount and       Percent
      of           Address of       Nature of          of
     Class           Owner          Ownership         Class
  -----------   ---------------    ------------      -------
  Convertible   Mary S. Harvell    2,636 Shares       5.07%
   Preferred    7129 Taylor Rd        Owned
     Stock      Lynchburg, VA        Directly

     The number of shares of the corporation's voting securities beneficially owned by each of the corporation's directors and by all of its directors and officers as a group is incorporated by reference from the corporation's proxy statement dated March 9, 1999.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     Incorporated by reference from the corporation's proxy statement dated March 9, 1999.
                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

FINANCIAL STATEMENTS:

     The following consolidated financial statements and report of independent auditors of the Corporation and its subsidiaries are in Part II, item 8 on the following pages:
                                                                        Page
     Consolidated Balance Sheets - December 31, 1998 and 1997          48/49

     Consolidated Statements of Income - Three Years Ended
       December 31, 1998                                               50/51

     Consolidated Statements of Shareholders' Equity - Three Years
       Ended December 31, 1998                                         52/53

     Consolidated Statements of Cash Flows - Three Years Ended
       December 31, 1998                                               54/55

     Notes to Consolidated Financial Statements                        56/78

     Report of Ernst & Young LLP Independent Auditors                    80

EXHIBITS:

     The following exhibits are filed as a part of this report:

     (3)(i)  Restated Articles of Incorporation are incorporated by reference to Exhibit 3 of Form 10Q for June 30, 1998.

     (3)(ii) Restated Bylaws are incorporated by reference to Exhibit 3 of Form 10Q for September 30, 1998.

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

    (12)  Statement RE: Computation of Ratios.

    (13) First Virginia Banks, Inc., 1998 Annual Report to its Shareholders . (Not included in the electronic filing).

    (16)  Letter re Change in Certifying Accountants.
             Incorporated by reference from the corporation's Form 8-K/A dated February 24, 1999.

    (21)  Subsidiaries of the Registrant.

    (23)  Consent of Independent Auditors.

    (27)  Financial Data Schedule.


REPORTS ON FORM 8-K:

  No reports on Form 8-K were required to be filed during the last quarter of 1998.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed as of March 24, 1999, on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST VIRGINIA BANKS, INC.


                                      /s/ Barry J. Fitzpatrick
                                     ___________________________________
                                     Barry J. Fitzpatrick, Chairman, President
                                     and Chief Executive Officer


                                      /s/ Richard F. Bowman
                                     ___________________________________
                                     Richard F. Bowman, Senior Vice President,
                                     Treasurer and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as of March 24, 1999 on behalf of the registrant and in the capacities indicated.

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


          /s/ T. Keister Greer
         ____________________________            Director
           T. Keister Greer


          /s/ Elsie C. Gruver
         ____________________________            Director
           Elsie C. Gruver


          /s/ Edward M. Holland
         ____________________________            Director
           Edward M. Holland


          /s/ Eric C. Kendrick
         ____________________________            Director
           Eric C. Kendrick


           /s/ W. Lee Phillips, Jr.
         ____________________________            Director
            W. Lee Phillips, Jr.


           /s/ Robert M. Rosenthal
         ____________________________            Director
            Robert M. Rosenthal


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

                       For the Year Ended December 31, 1998

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























                            FIRST VIRGINIA BANKS, INC.
                             6400 Arlington Boulevard
                        Falls Church, Virginia 22042-2336

                                                                 EXHIBIT 12
                            FIRST VIRGINIA BANKS, INC.
                       STATEMENT RE: COMPUTATION OF RATIOS


                                         Year Ended December 31
                            1998       1997       1996       1995       1994
                         ---------- ---------- ---------- ---------- ----------
                            (in thousands, except per share data and ratios)
Ratios - Page 11
----------------
 Book Value Per Share:
  Total shareholders'
    equity               $  990,328 $1,011,156 $  871,277 $  869,647 $  806,888
  Preferred stock               534        583        647        695        746
                         ---------- ---------- ---------- ---------- ----------
  Common shareholders'
    equity                  989,794  1,010,573    870,630    868,952    806,142
  Common shares
    outstanding              50,094     51,817     48,612     50,927     51,075

  Book value per share   $    19.76 $    19.50 $    17.91 $    17.06 $    15.79
                         ========== ========== ========== ========== ==========

Ratios - Page 11
----------------
 Return on Average Assets:
  Net income             $  130,162 $  124,845 $  116,341 $  111,599 $  113,221
  Average assets          9,278,046  8,659,845  8,145,963  7,941,224  7,157,784

  Return on average
    assets ratio              1.40%      1.44%      1.43%      1.41%      1.58%
                         ========== ========== ========== ========== ==========

 Return on Average Equity:
  Net income             $  130,162 $  124,845 $  116,341 $  111,599 $  113,221
  Average shareholders'
    equity                1,016,102    953,109    869,791    836,387    718,442

  Return on average
    equity ratio             12.81%     13.10%     13.38%     13.34%     15.76%
                         ========== ========== ========== ========== ==========

 Net Interest Margin:
  Net interest income
    (taxable equivalent) $  434,902 $  414,198 $  380,510 $  365,142 $  349,469
  Total average
    earning assets        8,481,071  7,957,748  7,521,408  7,291,540  6,619,785

  Net interest margin
    ratio                     5.13%      5.20%      5.06%      5.00%      5.28%
                         ========== ========== ========== ========== ==========

                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE: COMPUTATION OF RATIOS (Continued)


                                         Year Ended December 31
                            1998       1997       1996       1995       1994
                         ---------- ---------- ---------- ---------- ----------
                                       (in thousands, except ratios)
 Risk-Based Capital:
  Tier 1:
   Tier 1 risk-based
     capital             $  805,842 $  837,522 $  780,695 $  777,501 $  725,258
   Risk weighted assets   6,636,728  6,473,851  5,754,997  5,042,824  4,912,312

   Tier 1 risk-based
     capital ratio           12.14%     12.94%     13.57%     15.42%     14.76%
                         ========== ========== ========== ========== ==========

  Total Capital:
   Total risk-based
     capital             $  876,154 $  905,586 $  843,456 $  835,423 $  784,118
   Risk weighted assets   6,636,728  6,473,851  5,754,997  5,042,824  4,912,312

   Total risk-based
     capital ratio           13.20%     13.99%     14.66%     16.57%     15.96%
                         ========== ========== ========== ========== ==========

 Tier 1 Leverage Ratio:
  Tier 1 risk-based
    capital              $  805,842 $  837,522 $  780,695 $  777,501 $  725,258
  Total quarterly
    average assets        9,228,001  8,788,009  8,055,381  8,071,746  7,078,376

  Tier 1 leverage ratio       8.73%      9.53%      9.69%      9.63%     10.25%
                         ========== ========== ========== ========== ==========

 Capital Strength:
  Average shareholders'
    equity                1,016,102    953,109    869,791    836,387    718,442
  Average assets          9,278,046  8,659,845  8,145,963  7,941,224  7,157,784

  Capital strength ratio     10.95%     11.01%     10.68%     10.53%     10.04%
                         ========== ========== ========== ========== ==========

 Dividends Declared:
  Common dividends
    declared, per share        1.20       1.05       0.96       0.91       0.85
  Net income, per share        2.54       2.47       2.34       2.19       2.34

  Dividends as percent
    of net income            47.24%     42.59%     41.24%     41.42%     36.41%
                         ========== ========== ========== ========== ==========

                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE: COMPUTATION OF RATIOS (Continued)


                                        Year Ended December 31
                           1998       1997       1996       1995       1994
                        ---------- ---------- ---------- ---------- ----------
                                      (in thousands, except ratios)
Ratios - Page 38
----------------
 Net Loan Losses to Average Loans:
  Net charge-offs:
   Credit card          $    8,321 $    8,480 $    6,765 $    5,481 $    3,821
   Indirect automobile       7,709      6,125      3,944      1,644        408
   Other                     2,719      1,901      1,632        855        492
   Real estate                 168       (129)       175        149         95
   Commercial                  314      1,048        379      1,150        126
                        ---------- ---------- ---------- ---------- ----------
  Net charge-offs       $   19,231 $   17,425 $   12,895 $    9,279 $    4,942
                        ---------- ---------- ---------- ---------- ----------


  Average loans:
   Credit card          $  147,104 $  176,296 $  180,577 $  171,585 $  146,429
   Indirect automobile   2,390,889  2,111,638  1,812,105  1,666,029  1,493,932
   Other                 1,462,509  1,478,092  1,463,948  1,454,779  1,448,672
   Real estate           1,066,779  1,096,448    962,891    924,763    667,382
   Commercial              900,794    849,224    752,135    738,337    630,724
                        ---------- ---------- ---------- ---------- ----------
  Average loans         $5,968,075 $5,711,698 $5,171,656 $4,955,493 $4,387,139
                        ---------- ---------- ---------- ---------- ----------


  Ratios by category:
   Credit card               5.66%      4.81%      3.75%      3.19%      2.61%
   Indirect automobile       0.32       0.29       0.22       0.10       0.03
   Other                     0.19       0.13       0.11       0.06       0.03
   Real estate               0.02      (0.01)      0.02       0.02       0.01
   Commercial                0.03       0.12       0.05       0.16       0.02
                        ---------- ---------- ---------- ---------- ----------
  Total net charge-offs
    to average loans         0.32       0.31%      0.25% $    0.19%      0.11%
                        ========== ========== ========== ========== ==========

                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE: COMPUTATION OF RATIOS (Continued)

                                                   1998
                              ----------------------------------------------
                                              Quarter Ended
                              ----------------------------------------------
                                Dec. 31    Sept. 30    June 30      Mar. 31
                              ----------  ----------  ----------  ----------
                                       (in thousands, except ratios)
Ratios - Page 46
----------------
  Rates Earned on Assets:
    Interest income
      (taxable equivalent)    $  166,878  $  170,457  $  168,430  $  163,470
    Total earning assets       8,609,006   8,553,295   8,468,660   8,289,012

    Rates earned on assets          7.72%       7.94%       7.97%       7.95%
                              ==========  ==========  ==========  ==========

  Rates Paid on Liabilities:
    Interest expense          $   57,973  $   60,291  $   58,658  $   57,410
    Total interest-bearing
      liabilities              6,758,642   6,695,840   6,599,980   6,487,545

    Rates paid on liabilities       3.40%       3.57%       3.56%       3.59%
                              ==========  ==========  ==========  ==========

  Net Interest Margin:
    Net interest income
      (taxable equivalent)    $  108,905  $  110,166  $  109,772  $  106,060
    Total average
      earning assets           8,609,006   8,553,295   8,468,660   8,289,012

  Net interest margin ratio         5.05%       5.14%       5.19%       5.14%
                              ==========  ==========  ==========  ==========

  Return on Average Assets:
    Net income                $   34,232  $   31,944  $   32,444  $   31,542
    Average assets             9,411,494   9,356,096   9,274,741   9,063,163

  Return on average
    assets ratio                    1.45%       1.37%       1.40%       1.39%
                              ==========  ==========  ==========  ==========

  Return on Average Equity:
    Net income                $   34,232  $   31,944  $   32,444  $   31,542
    Average shareholders'
      equity                     983,522   1,019,750   1,037,212   1,020,276

    Return on average
      equity ratio                 13.92%      12.53%      12.51%      12.37%
                              ==========  ==========  ==========  ==========

                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE: COMPUTATION OF RATIOS (Continued)

                                                   1997
                              ----------------------------------------------
                                              Quarter Ended
                              ----------------------------------------------
                                Dec. 31    Sept. 30    June 30      Mar. 31
                              ----------  ----------  ----------  ----------
                                       (in thousands, except ratios)
Ratios - Page 47
----------------
  Rates Earned on Assets:
    Interest income
      (taxable equivalent)    $  164,890  $  166,587  $  157,787  $  146,561
    Total earning assets       8,202,358   8,217,963   7,857,720   7,550,354

    Rates earned on assets          8.02%       8.08%       8.02%       7.87%
                              ==========  ==========  ==========  ==========

  Rates Paid on Liabilities:
    Interest expense          $   58,268  $   58,405  $   54,647  $   51,607
    Total interest-bearing
      liabilities              6,429,625   6,455,955   6,192,191   5,959,376

    Rates paid on liabilities       3.60%       3.59%       3.54%       3.46%
                              ==========  ==========  ==========  ==========

  Net Interest Margin:
    Net interest income
      (taxable equivalent)    $  106,621  $  108,181  $  103,141  $   96,245
    Total average
      earning assets           8,202,358   8,217,963   7,857,720   7,550,354

  Net interest margin ratio         5.20%       5.26%       5.23%       5.10%
                              ==========  ==========  ==========  ==========

  Return on Average Assets:
    Net income                $   29,377  $   34,718  $   31,353  $   29,397
    Average assets             8,961,643   8,974,147   8,532,192   8,169,319

  Return on average
    assets ratio                    1.31%       1.55%       1.47%       1.44%
                              ==========  ==========  ==========  ==========

  Return on Average Equity:
    Net income                $   29,377  $   34,718  $   31,353  $   29,397
    Average shareholders'
      equity                   1,003,669     999,916     912,709     871,591

    Return on average
      equity ratio                 11.71%      13.89%      13.74%      13.49%
                              ==========  ==========  ==========  ==========

                    SUBSIDIARIES OF THE REGISTRANT        EXHIBIT 21
                           December 31, 1998
                                                  State of Incorporation and
                                                    Headquarters Location
                                                 ---------------------------
First Virginia Banks, Inc.                       Falls Church, Virginia
  Banking Subsidiaries:
     Northern Region:
       First Virginia Bank                       Falls Church, Virginia
         First General Mortgage Company          Falls Church, Virginia
         First Virginia Mortgage Company         Falls Church, Virginia
         First Virginia Commercial Corporation   Falls Church, Virginia
         First Virginia Card Services, Inc.      Falls Church, Virginia
         First Virginia Credit Services, Inc.    Falls Church, Virginia
     Maryland Region:
       First Virginia Bank-Maryland              Upper Marlboro, Maryland
       Farmers Bank of Maryland                  Annapolis, Maryland
         Colonial Securities Corporation         Wilmington, Delaware
       Atlantic Bank                             Ocean City, Maryland
     Eastern Region:
       First Virginia Bank of Tidewater          Norfolk, Virginia
       First Virginia Bank-Colonial              Richmond, Virginia
       First Virginia Bank-Commonwealth          Grafton, Virginia
     Southwest Region:
       First Virginia Bank-Southwest             Roanoke, Virginia
       First Virginia Bank-Franklin County       Rocky Mount, Virginia
       First Virginia Bank-Piedmont              Lynchburg, Virginia
       First Virginia Bank-Clinch Valley         Tazewell, Virginia
     Shenandoah Valley Region:
       First Virginia Bank-Blue Ridge            Staunton, Virginia
     Tennessee-Western Virginia Region:
       First Virginia Bank-Mountain Empire       Abingdon, Virginia
       Tri-City Bank and Trust Company           Blountville, Tennessee
       First Vantage Bank-Tennessee              Knoxville, Tennessee
  Nonbanking Subsidiaries
       First Virginia Insurance Services, Inc.   Falls Church, Virginia
         First Virginia Insurance Services of
            Maryland, Inc.                       Falls Church, Virginia
       First Virginia Services, Inc.             Falls Church, Virginia
       First Virginia Life Insurance Company     Falls Church, Virginia
       Springdale Advertising Agency, Inc.       Falls Church, Virginia
       Northern Operations Center, Inc.          Falls Church, Virginia
       Southwest Operations Center, Inc.         Falls Church, Virginia
       Eastern Operations Center, Inc.           Falls Church, Virginia
       United Land Corporation                   Upper Marlboro, Maryland
       Springdale Temporary Services, Inc.       Falls Church, Virginia
       First General Leasing Company             Falls Church, Virginia
       Farmers National Land Corporation         Annapolis, Maryland
       Maryland Operations Center, Inc.          Annapolis, Maryland

All of the organizations listed above are 100% owned by First Virginia Banks, Inc., or one of its subsidiary banks.

                                                                   Exhibit 23

                       Consent of Independent Auditors

Board of Directors
First Virginia Banks, Inc.

We consent to the incorporation by reference in the Registration Statement Number 33-30465 on Form S-8 dated June 30, 1997, Post-effective Amendment No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994, Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993, Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992, Registration Statement Number 33-31890 on form S-3 dated November 1, 1989, Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987, and Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987, and related prospectuses, of our report dated January 19, 1999, with respect to the consolidated financial statements of First Virginia Banks, Inc. included in this Annual Report
(Form 10-K) for the year ended December 31, 1998.



                                             /s/ Ernst & Young LLP



Washington, D.C.
March 24, 1999