Form 10-Q
period 1999-03-31
FIRST VIRGINIA BANKS INC
filed 1999-05-14
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                 Commission file number 1-6580
         March 31, 1999


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


               On April 30, 1999, there were 50,125,490 shares of common stock outstanding.



     This report contains a total of 22 pages.

                                    INDEX
                                                                  Page

                                                               ---------
     PART I - Financial Information


        Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - March 31, 1999
              and 1998, (Unaudited), and December 31, 1998        3/ 4

           Condensed Consolidated Statements of Income - Three
              months ended March 31, 1999 and 1998 (Unaudited)    5/ 6

           Condensed Consolidated Statements of Shareholders'
              Equity - Three months ended March 31, 1999
              and 1998 (Unaudited)                                7/ 8

           Condensed Consolidated Statements of Cash Flows - Three
              months ended March 31, 1999 and 1998 (Unaudited)       9

           Notes to Condensed Consolidated Financial
              Statements (Unaudited)                             10/13

        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         13/20

        Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                        21

     PART II - Other Information


        Item 6.  Exhibits and Reports on Form 8-K

           Signatures                                               21

           Exhibit 27 - Financial Data Schedule                     22

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

                                               March 31 December 31  March 31
                                                 1999       1998       1998
                                              ---------- ---------- ----------
                                             (Unaudited)            (Unaudited)
                                                       (In thousands)
ASSETS
Cash and due from banks                       $  359,388 $  377,374 $  398,354
Money market investments                         245,067    265,557    340,263
                                              ---------- ---------- ----------
        Total cash and cash equivalents          604,455    642,931    738,617
                                              ---------- ---------- ----------
Loans held for sale                               10,580     14,737     21,084
Investment securities - available for sale        17,122     20,580     23,437
Investment securities - held to maturity
   (fair values of $2,405,810, $2,316,922
           and $2,146,904)                     2,403,099  2,302,472  2,141,825

Loans, net of unearned income                  6,004,017  6,093,215  5,858,520
Allowance for loan losses                        (66,200)   (70,312)   (67,117)
                                              ---------- ---------- ----------
        Net loans                              5,937,817  6,022,903  5,791,403
                                              ---------- ---------- ----------
Other earning assets                              23,123     22,427     21,473
Premises and equipment                           158,043    160,781    165,441
Intangible assets                                181,354    184,695    186,257
Accrued income and other assets                  205,321    193,170    180,209
                                              ---------- ---------- ----------
   Total Assets                               $9,540,914 $9,564,696 $9,269,746
                                              ========== ========== ==========

                                               March 31 December 31  March 31
                                                 1999       1998       1998
                                              ---------- ---------- ----------
                                             (Unaudited)            (Unaudited)
                                                        (In thousands)
LIABILITIES
Deposits:
   Noninterest-bearing                        $1,598,379 $1,601,041 $1,520,248
   Interest-bearing:
        Interest checking                      1,477,151  1,508,511  1,406,234
        Money market accounts                    992,647    958,966    849,106
        Savings deposits                       1,148,087  1,134,108  1,160,411
        Consumer certificates of deposit       2,373,928  2,414,366  2,461,759
        Large denomination
          certificates of deposit                432,387    438,086    423,693
                                              ---------- ---------- ----------
           Total deposits                      8,022,579  8,055,078  7,821,451

Short-term borrowings                            349,093    385,996    274,476
Long-term debt                                     2,971      3,217      3,875
Accrued interest and other liabilities           146,933    130,077    139,315
                                              ---------- ---------- ----------
   Total Liabilities                           8,521,576  8,574,368  8,239,117
                                              ---------- ---------- ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       502        534        551
Common stock, $1 par value                        50,125     50,094     51,841
Capital surplus                                    5,074      4,004     93,359
Retained earnings                                962,938    934,703    882,803
Accumulated other comprehensive income               699        993      2,075
                                              ---------- ---------- ----------
   Total Shareholders' Equity                  1,019,338    990,328  1,030,629
                                              ---------- ---------- ----------
   Total Liabilities and Shareholders' Equity $9,540,914 $9,564,696 $9,269,746
                                              ========== ========== ==========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                             Three Months Ended
                                                March 31
                                             1999       1998
                                           --------   --------
                                  (In thousands, except per-share data)

Interest income:
     Loans                                 $125,309   $127,349
     Loans held for sale                        231        268
     Investment securities -
      available for sale                        224        141
     Investment securities -
      held to maturity                       29,193     26,584
     Money market investments                 5,183      7,363
     Other earning assets                       393        367
                                            -------    -------
        Total interest income               160,533    162,072
                                            -------    -------

Interest expense:
     Deposits                                50,102     54,152
     Short-term borrowings                    3,549      3,211
     Long-term debt                              75         47
                                            -------    -------
        Total interest expense               53,726     57,410
                                            -------    -------
Net interest income                         106,807    104,662
Provision for loan losses                     3,956      4,084
                                            -------    -------
Net interest income after provision
 for loan losses                            102,851    100,578
                                            -------    -------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued) (Unaudited)


                                            Three Months Ended
                                                March 31
                                             1999       1998
                                            -------    -------
                                  (In thousands, except per-share data)

Net interest income after provision
 for loan losses                            102,851    100,578
                                            -------    -------
Noninterest income:
    Service charges on deposit
      accounts                               13,641     10,873
    Electronic banking service fees           2,674      2,734
    Trust services                            2,732      2,601
    Credit card service charges
      and fees                                2,504      2,768
    Insurance premiums and
      commissions                             1,964      1,770
    Other customer services                   3,458      3,464
    Other                                     2,590      1,731
    Gain on sale of credit card portfolio    16,467         -
    Securities gains before income tax
      provisions of $288 and $177               822        506
                                            -------    -------
        Total noninterest income             46,852     26,447
                                            -------    -------
Noninterest expense:
     Salaries and employee benefits          44,412     43,632
     Occupancy                                6,307      6,353
     Equipment                                7,487      6,915
     Credit card processing fees              1,843      1,936
     Advertising                              1,272      2,225
     Amortization of intangibles              3,827      3,421
     Other                                   16,783     14,278
                                            -------    -------
        Total noninterest expense            81,931     78,760
                                            -------    -------
Income before income taxes                   67,772     48,265
Provision for income taxes                   23,488     16,723
                                            -------    -------
Net income                                  $44,284    $31,542
                                            =======    =======
Net income per share of common stock
  Basic                                        $.88       $.61
  Diluted                                       .88        .61

Average shares of common stock outstanding
  Basic                                      50,103     51,828
  Diluted                                    50,391     52,110


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
                           ======= ======= ======== ======== ====== ==========


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(Cont.)(Unaudited)

                                                             Accum-
                                                             ulated
                            Pre-                             Other    Total
                           ferred   Common                   Compre-  Share-
                            Stock    Stock  Capital Retained hensive holders'
                           $10 Par  $1 Par  Surplus Earnings Income   Equity
                           ------- ------- -------- -------- ------ ----------
                                           (Dollars in thousands)

Balance January 1, 1999... $   534 $50,094 $  4,004 $934,703 $  993 $  990,328

Comprehensive income:
  Net income..............      -     -        -      44,284   -        44,284
  Unrealized gains on
    securities, net of
    tax of $(158)               -     -        -        -      (294)      (294)
                                                                    ----------
Total comprehensive income      -     -        -        -      -        43,990
                                                                    ----------
Conversion of preferred
  to common stock.........     (18)      4       14     -      -          -
Preferred stock retired...     (14)   -         (26)    -      -           (40)
Issuance of shares for
 stock options............      -       29    1,206     -      -         1,235
Common stock repurchases
 and related transactions       -       (2)    (124)    -      -          (126)
Dividends declared:
  Preferred stock.........      -     -        -          (9)  -            (9)
  Common stock
    $0.32 per share             -     -        -     (16,040)  -       (16,040)
                           ------- ------- -------- -------- ------ ----------
Balance March 31, 1999.... $   502 $50,125 $  5,074 $962,938 $  699 $1,019,338
                           ======= ======= ======== ======== ====== ==========


See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                            Three Months Ended
                                                                 March 31
                                                             1999       1998
                                                           --------   --------
                                                              (In thousands)

Net cash provided by operating activities                  $ 62,604   $ 54,124
                                                           --------   --------
Investing activities:
     Proceeds from the maturity of
        held to maturity securities                         512,263    604,304
     Proceeds from the maturity or sale of
        available for sale securities                         3,800        538
     Purchases of held to maturity securities              (614,059)  (806,080)
     Purchases of available for sale securities                -       (14,077)
     Net decrease in loans                                   81,130     74,426
     Net increase in other earning assets                      (696)       (29)
     Purchases of premises and equipment                     (3,448)    (4,862)
     Proceeds from sale of premises and equipment             2,580        351
     Increase in intangible assets                             (482)   (14,698)
     Other                                                    2,455      3,323
                                                           --------   --------
        Net cash provided by (used for)
          investing activities                              (16,457)  (156,804)
                                                           --------   --------
Financing activities:
     Net increase (decrease) in deposits                    (32,499)   201,609
     Net increase (decrease) in short-term borrowings       (36,903)    22,789
     Principal payments on long-term debt                      (246)      (279)
     Proceeds from long-term debt                              -         1,328
     Cash dividends - common, $.32 and $.28 per share       (16,035)   (14,515)
     Cash dividends - preferred                                  (9)        (9)
     Stock repurchases and related transactions                (166)        99
     Proceeds from issuance of common stock                   1,235        281
                                                           --------   --------
        Net cash provided by (used for)
          financing activities                              (84,623)   211,303
                                                           --------   --------
        Net increase (decrease) in cash and
          cash equivalents                                  (38,476)   108,623
        Cash and cash equivalents at beginning of year      642,931    629,994
                                                           --------   --------
        Cash and cash equivalents at end of period         $604,455   $738,617
                                                           ========   ========

Net cash provided by operating activities has been
 reduced by the following cash payments:
    Interest on deposits and borrowings                    $ 54,891   $ 59,615
    Income Taxes                                                625      1,390


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

     The foregoing unaudited consolidated financial statements include the accounts of the corporation and all of its subsidiaries. The corporation's subsidiaries are predominantly engaged in banking. Operations other than banking are not significant. All material intercompany transactions and accounts have been eliminated. The unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for each of the periods presented. Certain amounts previously reported in 1998 have been reclassified for comparative purposes.


2. INVESTMENT SECURITIES

     The following reflects the amortized cost of securities and the related approximate fair values (in thousands):

                                    March 31, 1999           March 31, 1998
                                Amortized      Fair      Amortized      Fair
                                   Cost        Value        Cost        Value
                                ----------  ----------   ----------  ----------
Securities available for sale:
U.S. Government and
   its agencies                 $   10,539  $   10,607   $   12,847  $   12,809
Other                                5,503       6,515        7,399      10,628
                                ----------  ----------   ----------  ----------
                                $   16,042  $   17,122   $   20,246  $   23,437
                                ==========  ==========   ==========  ==========

Securities held to maturity:
U.S. Government and
   its agencies                 $2,087,003  $2,087,520   $1,991,437  $1,994,046
State and municipal obligations    315,848     318,039      148,914     151,376
Other                                  248         251        1,474       1,482
                                ----------  ----------   ----------  ----------
                                $2,403,099  $2,405,810   $2,141,825  $2,146,904
                                ==========  ==========   ==========  ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

3. LOANS

     Loans consisted of (in thousands):
                                                     March 31
                                                1999          1998
                                             ----------    ----------
Consumer:
   Automobile installment                    $2,778,587    $2,464,160
   Home equity, fixed- and variable-rate        855,532     1,005,351
   Revolving credit plans,
     including credit cards                      26,845       184,674
   Other                                        317,497       351,559
Real estate:
   Construction and land development            129,060       112,513
   Commercial mortgage                          570,323       567,498
   Residential mortgage                         639,490       518,048
   Other, including Industrial
     Development Authority loans                109,854        94,142
Commercial                                      576,829       560,575
                                             ----------    ----------
   Loans, net of unearned income
     of $142,764 and $174,774                $6,004,017    $5,858,520
                                             ==========    ==========



4. ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses was (dollars in thousands):
                                       Three Months Ended
                                            March 31
                                        1999       1998
                                       -------    -------

Balance at beginning of period         $70,312    $68,064
Provision charged to expense             3,956      4,084
Decrease attributable to loans sold     (4,323)      -
                                       -------    -------
                                        69,945     72,148
Less:
     Loans charged off, net of
      recoveries of $1,084 and $1,010    3,745      5,031
                                       -------    -------
Balance at March 31                    $66,200    $67,117
                                       =======    =======
Percentage of annualized net
   charge-offs to average loans            .25%       .34%
Percentage of allowance for loan
   losses to period-end loans             1.10       1.15
Percentage of nonperforming assets
   to period-end loans                     .34        .41

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


5. FEDERAL INCOME TAX

        The reconcilement of income tax computed at the federal statutory tax rates to the provision for income taxes was as follows (dollars in thousands):

                                Three Months Ended
                                      March 31
                                1999           1998
                            -------------  -------------
                            Amount Percent Amount Percent
                            ------- -----  ------- -----

Statutory rate              $23,720 35.0%  $16,893 35.0%
Nontaxable interest on
 municipal obligations       (1,251)(1.8)   (1,000)(2.1)
Other items                   1,019  1.5       830  1.8
                            ------- ----   ------- ----
Effective rate              $23,488 34.7%  $16,723 34.7%
                            ======= ====   ======= ====


6. PREFERRED AND COMMON STOCK

     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:


                                             March 31  December 31   March 31
              Series   Dividends               1999       1998         1998
            ---------  ---------             --------  -----------   --------

                A           5%                17,429       18,615     19,704
                B           7%                 3,340        3,340      3,340
                C           7%                 8,212        9,788      9,788
                D           8%                21,172       21,612     22,276
                                             -------       ------     ------
                                              50,153       53,355     55,108
                                             =======       ======     ======
     The Series A, Series B and Series D shares are convertible into two and one fourth shares of common stock, and the Series C shares are convertible into one and eight-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share.
     There are 175,000,000 shares of common stock, par value $1.00 per share, authorized and 50,125,000, 50,094,000 and 51,841,000 shares were outstanding at March 31, 1999, December 31, 1998, and March 31, 1998, respectively. Options to purchase 756,868 shares of common stock were outstanding on March 31, 1999. A total of 3,222,391 shares of common stock were reserved at March 31, 1999: 109,148 shares for the conversion of preferred stock and 3,113,243 shares for stock options.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

7. EARNINGS PER SHARE

     Earnings per share computations are as follows (in thousands, except per share data):

                                              Three Months Ended
                                                   March 31
                                                1999      1998
                                              --------  --------
Basic:
     Average common shares outstanding          50,103    51,828
                                              ========  ========
Net income                                    $ 44,284  $ 31,542
Preferred stock dividends                            9         9
                                              --------  --------
     Net income applicable to
        common stock                          $ 44,275  $ 31,533
                                              ========  ========
     Net income per share of common stock     $    .88  $    .61
                                              ========  ========
Diluted:
     Average common shares outstanding          50,103    51,828
     Dilutive effect of stock options              175       157
     Conversion of preferred stock                 113       125
                                              --------  --------
        Total average common shares             50,391    52,110
                                              ========  ========
Net income                                    $ 44,284  $ 31,542
                                              ========  ========
     Net income per share of common stock     $    .88  $    .61
                                              ========  ========




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTERLY RESULTS

     Net income in the first quarter was $44.284 million, an increase of 40% compared to the $31.452 million earned in the prior year's first quarter. Earnings per share increased 44% to $.88 compared to $.61 in the prior year's first quarter. Included in income was an after-tax gain of $10.7 million or $.21 per share on the sale of the corporation's credit card loan portfolio. Excluding the gain on the sale of the credit card portfolio in March, earnings per share increased 10% to $.67 or $33,581,000. The return on average assets was 1.87% in the first quarter of 1999 including the gain on the sale of the credit card portfolio, and 1.42% excluding the gain on sale compared to 1.39% in the prior year's first quarter. The return on average shareholders' equity was 17.67% including the gain on the sale of the credit card portfolio and 13.40% excluding the sale, a 103 basis point improvement compared to the 12.37% earned in 1998.

     The credit card industry has been consolidating rapidly over the last several years, and the large companies specializing in credit cards have been able to offer a superior level of product features and service. Credit cards made up less than 2% of First Virginia's loans and the lack of growth and increasing costs of fraud and bankruptcy had diminished the potential for this part of First Virginia's business, leading to the decision to sell the remaining $101.8 million of the corporation's credit card portfolio. First Virginia will continue to offer credit cards to its customers in partnership with MBNA, a company specializing in credit card lending.

     The first quarter witnessed a continuation of the strength in the U.S. economy. Automobile sales were particularly strong, which helped First Virginia post a 26% increase in the production of automobile loans compared to the prior year's first quarter, and achieving a record volume in March. During the first quarter, First Virginia opened new automobile loan production offices in Pittsburgh, Pennsylvania and Atlanta, Georgia, and it is anticipated that they will contribute to growth in future quarters.

     Average loans increased 3.0% to $6.079 billion compared to $5.901 billion in the prior year's first quarter. Average indirect automobile loans increased 14.1% compared to the first quarter of 1998, while average real estate loans increased 9.4% and average commercial loans increased 5.9%. In addition to the decline in credit card loans as a result of the sale, overall loan growth was constrained by a 19.9% decline in average home equity loans as low interest rates continued to fuel home mortgage refinancing activity. Average deposits increased 4.2% in the 1999 first quarter to $7.964 billion including a 7.6% increase in low-cost transaction accounts and a 20.6% increase in money market accounts. At the end of the quarter, total assets were $9.541 billion, a 2.9% increase compared to $9.270 billion at the end of the 1998 first quarter, but down slightly compared to the $9.565 billion at the end of 1998. The net interest margin in the first quarter was 5.04%, virtually unchanged from the fourth quarter margin of 5.05%. First Virginia has achieved a net interest margin of 5.00% or better every year since 1978.

     Asset quality remains at an excellent level. Nonperforming assets declined to $20.232 million at March 31, representing a record low .34% of outstanding loans. This compares to $23.998 million or .41% of loans at March 31, 1998, and $21.790 million or .36% of loans at December 31, 1998. Potential problem loans, those loans which are currently performing in accordance with contractual terms but where management has concerns over the ability of the borrower to continue to comply with those terms, totaled $31.885 million at March 31, 1999, compared to $33.201 million at March 31, 1998. Loans past due 90 days or more of $18.250 million represented .30% of loans, up slightly compared to the $17.162 million or .29% of loans at the end of 1998.

     A summary of nonperforming assets and delinquent loans is as follows:
                                                   March 31
                                              1999        1998
                                            -------     -------
                                           (Dollars in thousands)
          Nonaccruing loans                 $14,018     $17,284
          Restructured loans                  2,386       1,978
          Foreclosed real estate              3,828       4,736
                                            -------     -------
          Total nonperforming assets        $20,232     $23,998
                                            =======     =======

          Percentage of total loans             .34%        .41%
                                            =======     =======

          Loans past due 90 days or more    $18,250     $14,451
                                            =======     =======

          Percentage of total loans             .30%        .25%
                                            =======     =======

     Net charge-offs in the first quarter declined to $3.744 million or an annualized .25% of average loans compared to $5.032 million or .34% in the prior year's first quarter. The provision for loan losses in the first quarter of $3.956 million covered net charge-offs and provided for new loan growth. This compares to the $4.084 million provision for loan loss expense in the first quarter of 1998. The allowance for loan losses was $66.200 million at March 31, 1999, and represented 1.10% of outstanding loans compared to $67.117 million and 1.15% of loans at March 31, 1998. The allowance was reduced as a consequence of the sale of the corporation's credit card loans during the quarter. Credit card loans had a significantly higher net charge-off rate than other loans in the corporation's loan portfolio and it is anticipated that net charge-offs will decline in future quarters.

     Noninterest income increased 77% to $46.852 million compared to $26.447 million in the first quarter of 1998. Excluding the pre-tax gain of $16.467 million on the sale of the corporation's remaining credit card loan portfolio in the 1999 first quarter, noninterest income increased 15%. The corporation is continuing to increase the proportion of the income it receives from noninterest sources. In the first quarter of 1999, noninterest income comprised 22% of revenue compared to 20% in the 1998 first quarter. Service charges on deposit accounts increased 25% compared to the prior year's first quarter, attributable to the late-1998 implementation of a customer value-based approach to service charges. Income from insurance activities increased 11% with continued strong growth expected as the corporation's insurance agency added new agents to its commercial sales force. The corporation recognized a gain on the sale of some equity securities which contributed to a net gain on securities transactions of $.822 million in the first quarter of 1999 compared to $.506 million in 1998.

     Noninterest expense declined compared to the third and fourth quarters of 1998 and was up only 4.0% compared to the prior year's first quarter. The corporation's practice of continually examining and evaluating its operating systems and processes controls increases in operating expenses. As part of this ongoing review, the corporation recently eliminated a level of management within the corporation, giving the chief executive officers of the corporation's community banks direct lines of communication with senior management and empowering them to make even more decisions at the local level. In addition, several smaller banks with overlapping markets were consolidated, forming larger and more market-dominant banks in their communities. The back office operations continue to be concentrated for efficiency, and the corporation recently combined all the service operations into one organization to achieve even higher cost savings as new technology and changes in procedures permit. These moves combined to improve the efficiency ratio further to 56.6% in the first quarter compared to the 57.0% achieved in the prior year's first quarter and full year of 1998.

     Total shareholders' equity was $1.019 billion at March 31, 1999, compared to $1.031 billion at March 31, 1998. First Virginia continues to be one of the best capitalized among the 100 largest banks in the country. At March 31, 1999, the corporation's leverage ratio was 9.05% compared to 8.73% at the end of 1998, significantly higher than regulatory requirements or peer group averages. No shares were repurchased during the 1999 first quarter under the corporation's share repurchase plan. There are 1.487 million shares remaining under the currently authorized plan. As a result of shares repurchased in the third and fourth quarters of 1998, average diluted shares outstanding in the first quarter of 1999 declined 3.3% to 50.391 million compared to 52.110 million in the 1998 first quarter.

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

     First Virginia began preparing its computer systems and applications for the Year 2000 in 1993. This process involves modifying or replacing the corporation's affected hardware and software as well as ensuring that external service providers, significant vendors and large customers are taking the appropriate action to remedy their own Year 2000 issues. First Virginia developed a five-phase approach to resolve its Year 2000 issues. This approach involves the following phases: awareness, assessment, renovation, validation and implementation. The awareness and assessment phases involve identifying the systems affected, analyzing the scope and magnitude of the problem, and developing an action plan to address each area affected. Management has identified 64 systems as "mission-critical," which are defined as those systems that would severely impair operations or cause a significant loss of revenue if not remediated. The renovation phase involves modifying or replacing the corporation's affected systems. The final two phases, validation and implementation, involve testing and certification that the mission-critical systems are compliant with all Year 2000 issues. As of March 31, 1999, the corporation has completed all phases for these 64 mission-critical systems.

     First Virginia has contacted non-mission-critical external service providers, significant suppliers and large customers to determine the extent to which they may be affected by Year 2000 issues and to determine whether they are taking appropriate steps to remedy their own Year 2000 issues. To date, First Virginia is not aware of any external service providers, vendors or large customers whose failure to resolve their own Year 2000 issues would have a material adverse effect on First Virginia's results of operations. However, the corporation has no means of ensuring that external agents or large customers will be ready and the effect of their noncompliance is not determinable. The corporation will continue to monitor the progress of non-mission-critical external service providers, significant suppliers and large customers throughout 1999 and will determine if a contingency plan is necessary for those external parties by September 30, 1999.

     Management of the corporation believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. An independent third party has been engaged to review the corporation's plan and readiness for Year 2000 mission-critical issues. In addition, the corporation's primary regulator, the Federal Reserve, conducts quarterly examinations and evaluations of the corporation's progress.

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

     First Virginia estimates that the total cumulative cost of the project will be approximately $22 million of which $19 million has already been expended. This includes both internal and external personnel costs related to modifying the systems and the cost of purchasing or leasing hardware or software. Purchased hardware and software is being capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. These costs are not expected to have a material effect on the corporation's results of operations.

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

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollars in thousands)
                                             Three Months Ended March 31
                                                        1999
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government and its agencies       $   11,911   $    161     5.46%
    Other                                       7,831         63     3.22
  Investment securities-held to maturity:
    U.S. Government and its agencies        1,760,329     25,494     5.84
    State and municipal obligations
      (Fully taxable-equivalent basis)        314,812      4,771     6.06
    Other (Fully taxable-equivalent basis)        247          4     6.58
                                           ----------   --------
      Total investment securities           2,095,130     30,493     5.86
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,014,264     83,678     8.45
    Real estate                             1,122,020     23,284     8.30
    Other (Fully taxable-equivalent basis)    942,412     19,033     8.25
                                           ----------   --------
      Total loans                           6,078,696    125,995     8.36
                                           ----------   --------
  Loans held for sale                          12,191        231     7.59
  Money market investments                    443,510      5,183     4.74
  Other earning assets                         22,491        393     7.00
                                           ----------   --------
      Total earning assets and income      $8,652,018    162,295     7.56
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,478,747      3,558     0.98
  Money market accounts                       981,518      7,452     3.08
  Savings deposits                          1,135,516      5,423     1.94
  Consumer certificates of deposit          2,396,125     28,443     4.81
  Large denomination
    certificates of deposit                   434,375      5,226     4.88
                                           ----------   --------
      Total interest-bearing deposits       6,426,281     50,102     3.16
  Short-term borrowings                       366,410      3,549     3.93
  Long-term indebtedness                        3,129         75     9.57
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,795,820     53,726     3.21
                                           ==========   --------
Net interest income and net interest margin             $108,569     5.04%
                                                        ========
Other average balances:
  Demand deposits                          $1,537,769
  Common shareholders' equity               1,001,683
  Total shareholders' equity                1,002,207
  Total assets                              9,452,236

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollars in thousands)
                                             Three Months Ended March 31
                                                        1998
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government and its agencies       $    4,982   $     68     5.57%
    Other                                      10,217         73     2.86
  Investment securities-held to maturity:
    U.S. Government and its agencies        1,628,619     24,561     6.08
    State and municipal obligations
      (Fully taxable-equivalent basis)        154,664      2,763     7.14
    Other (Fully taxable-equivalent basis)      1,550         24     6.24
                                           ----------   --------
      Total investment securities           1,800,032     27,489     6.16
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,985,723     86,530     8.80
    Real estate                             1,025,922     22,154     8.64
    Other (Fully taxable-equivalent basis)    889,704     19,299     8.86
                                           ----------   --------
      Total loans                           5,901,349    127,983     8.74
                                           ----------   --------
  Loans held for sale                          15,164        268     7.06
  Money market investments                    551,011      7,363     5.42
  Other earning assets                         21,456        367     6.85
                                           ----------   --------
      Total earning assets and income      $8,289,012    163,470     7.95
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,376,652      5,247     1.55
  Money market accounts                       814,002      6,757     3.37
  Savings deposits                          1,138,173      6,451     2.30
  Consumer certificates of deposit          2,455,885     30,091     4.97
  Large denomination
    certificates of deposit                   426,850      5,606     5.33
                                           ----------   --------
      Total interest-bearing deposits       6,211,562     54,152     3.54
  Short-term borrowings                       273,260      3,211     4.77
  Long-term indebtedness                        2,723         47     6.89
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,487,545     57,410     3.59
                                           ==========   --------
Net interest income and net interest margin             $106,060     5.14%
                                                        ========

Other average balances:
  Demand deposits                          $1,427,853
  Common shareholders' equity               1,019,704
  Total shareholders' equity                1,020,276
  Total assets                              9,063,163

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

            There have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 1998 in the corporation's anual report on Form 10-K to March 31, 1999.





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

     a)  Exhibit 27  - Financial Data Schedule (Page 22)

     b) Incorporated by reference from the corporation's Form 8-K/A dated February 24, 1999.








     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.



                                               FIRST VIRGINIA BANKS, INC.


                                                 /s/ Richard F. Bowman
May 13, 1999                               __________________________
                                                Richard F. Bowman,
                                                Senior Vice President,
                                                Treasurer and
                                                Chief Financial Officer