Form 10-Q
period 1999-06-30
FIRST VIRGINIA BANKS INC
filed 1999-08-12
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                 Commission file number 1-6580
         June 30, 1999


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


               On July 31, 1999, there were 50,149,696 shares of common stock outstanding.



     This report contains a total of 28 pages.



                                         1

                                    INDEX
                                                                  Page

                                                               ---------
     PART I - Financial Information


        Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - June 30, 1999
              and 1998, (Unaudited), and December 31, 1998        3/ 4

           Condensed Consolidated Statements of Income - Three
              months and Six months ended June 30, 1999
              and 1998 (Unaudited)                                5/ 6

           Condensed Consolidated Statements of Shareholders'
              Equity - Six months ended June 30, 1999
              and 1998 (Unaudited)                                7/ 8

           Condensed Consolidated Statements of Cash Flows - Six
              months ended June 30, 1999 and 1998 (Unaudited)        9

           Notes to Condensed Consolidated Financial
              Statements (Unaudited)                             10/13

        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         13/21

        Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                        22

     PART II - Other Information

        Item 4.  Submission of Matters to a Vote of
                   Security Holders                              23/26

        Item 6.  Exhibits and Reports on Form 8-K

           Signatures                                               27

           Exhibit 27 - Financial Data Schedule                     28














                                         2
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                               June 30  December 31  June 30
                                                 1999       1998       1998
                                              ---------- ---------- ----------
                                                       (In thousands)
ASSETS
Cash and due from banks                        $ 365,599 $  377,374 $  401,251
Money market investments                         140,765    265,557    196,095
                                              ---------- ---------- ----------
        Total cash and cash equivalents          506,364    642,931    597,346
                                              ---------- ---------- ----------
Loans held for sale                               10,619     14,737     16,110
Investment securities - available for sale       115,578     20,580     23,333
Investment securities - held to maturity
   (fair values of $2,114,206, $2,316,922
           and $2,265,828)                     2,139,209  2,302,472  2,260,462

Loans, net of unearned income                  6,194,322  6,093,215  5,984,827
Allowance for loan losses                        (68,313)   (70,312)   (68,533)
                                              ---------- ---------- ----------
        Net loans                              6,126,009  6,022,903  5,916,294
                                              ---------- ---------- ----------
Other earning assets                              23,098     22,427     21,981
Premises and equipment                           157,336    160,781    163,722
Intangible assets                                177,624    184,695    191,413
Accrued income and other assets                  190,010    193,170    186,584
                                              ---------- ---------- ----------
   Total Assets                               $9,445,847 $9,564,696 $9,377,245
                                              ========== ========== ==========

                                               June 30  December 31  June 30
                                                 1999       1998       1998
                                              ---------- ---------- ----------
                                                        (In thousands)
LIABILITIES
Deposits:
   Noninterest-bearing                        $1,601,573 $1,601,041 $1,559,495
   Interest-bearing:
        Interest checking                      1,448,258  1,508,511  1,385,978
        Money market accounts                    978,218    958,966    883,221
        Savings deposits                       1,145,711  1,134,108  1,159,151
        Consumer certificates of deposit       2,324,304  2,414,366  2,472,052
        Large denomination
          certificates of deposit                423,477    438,086    436,240
                                              ---------- ---------- ----------
           Total deposits                      7,921,541  8,055,078  7,896,137

Short-term borrowings                            367,318    385,996    311,241
Long-term debt                                     2,804      3,217      3,659
Accrued interest and other liabilities           116,998    130,077    123,695
                                              ---------- ---------- ----------
   Total Liabilities                           8,408,661  8,574,368  8,334,732
                                              ---------- ---------- ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       496        534        542
Common stock, $1 par value                        50,135     50,094     51,848
Capital surplus                                    6,130      4,004     88,424
Retained earnings                                980,124    934,703    899,683
Accumulated other comprehensive income               301        993      2,016
                                              ---------- ---------- ----------
   Total Shareholders' Equity                  1,037,186    990,328  1,042,513
                                              ---------- ---------- ----------
   Total Liabilities and Shareholders' Equity $9,445,847 $9,564,696 $9,377,245
                                              ========== ========== ==========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                       Three Months Ended    Six Months Ended
                                            June 30               June 30
                                        1999       1998       1999       1998
                                      --------   --------   --------   --------
                                         (In thousands, except per-share data)

Interest income:
     Loans                            $123,729   $128,951   $249,038   $256,300
     Loans held for sale                   179        330        410        598
     Investment securities -
      available for sale                 1,035        232      1,259        373
     Investment securities -
      held to maturity                  30,471     30,119     59,664     56,703
     Money market investments            3,785      7,073      8,968     14,436
     Other earning assets                  384        368        777        735
                                      --------   --------   --------   --------
        Total interest income          159,583    167,073    320,116    329,145
                                      --------   --------   --------   --------

Interest expense:
     Deposits                           47,525     55,143     97,627    109,295
     Short-term borrowings               3,529      3,427      7,078      6,638
     Long-term indebtedness                 62         88        137        135
                                      --------   --------   --------   --------
        Total interest expense          51,116     58,658    104,842    116,068
                                      --------   --------   --------   --------
Net interest income                    108,467    108,415    215,274    213,077
Provision for loan losses                4,433      6,055      8,389     10,139
                                      --------   --------   --------   --------
Net interest income after provision
 for loan losses                       104,034    102,360    206,885    202,938
                                      --------   --------   --------   --------

                                       Three Months Ended    Six Months Ended
                                            June 30               June 30
                                        1999       1998       1999       1998
                                      --------   --------   --------   --------
                                         (In thousands, except per-share data)

Net interest income after provision
 for loan losses                       104,034    102,360    206,885    202,938
                                      --------   --------   --------   --------
Noninterest income:
    Service charges on deposit
      accounts                          13,909     10,926     27,550     21,799
    Electronic banking service fees      3,011      3,079      5,685      5,813
    Trust services                       2,716      2,634      5,448      5,235
    Credit card service charges
      and fees                           1,734      3,217      4,238      5,985
    Insurance premiums and
      commissions                        1,797      1,575      3,761      3,345
    Other customer services              3,590      3,642      7,048      7,106
    Other                                2,043      4,094      4,633      5,825
    Gain on sale of credit card
      portfolio                              0          0     16,467          0
    Investment securities gains             10          5        832        511
                                      --------   --------   --------   --------
        Total noninterest income        28,810     29,172     75,662     55,619
                                      --------   --------   --------   --------
Noninterest expense:
     Salaries and employee benefits     44,829     44,568     89,241     88,200
     Occupancy                           6,117      6,171     12,424     12,524
     Equipment                           7,606      7,132     15,093     14,047
     Credit card processing fees         1,520      2,374      3,363      4,310
     Advertising                         1,586      2,486      2,858      4,711
     Amortization of intangibles         3,783      3,638      7,610      7,059
     Other                              15,197     14,564     31,980     28,842
                                      --------   --------   --------   --------
        Total noninterest expense       80,638     80,933    162,569    159,693
                                      --------   --------   --------   --------
Income before income taxes              52,206     50,599    119,978     98,864
Provision for income taxes              17,966     18,155     41,454     34,878
                                      --------   --------   --------   --------
Net income                            $ 34,240   $ 32,444   $ 78,524   $ 63,986
                                      ========   ========   ========   ========
Net income per share of common stock
  Basic                               $    .68   $    .63   $   1.57   $   1.23
  Diluted                                  .68        .62       1.56       1.23

Average shares of common stock outstanding
  Basic                                 50,129     51,843     50,116     51,835
  Diluted                               50,406     52,118     50,399     52,114

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

                                                             Accum-
                                                             ulated
                            Pre-                             Other    Total
                           ferred   Common                   Compre-  Share-
                            Stock    Stock  Capital Retained hensive holders'
                           $10 Par  $1 Par  Surplus Earnings Income   Equity
                           ------- ------- -------- -------- ------ ----------
                                           (Dollars in thousands)

Balance January 1, 1998    $   583 $51,817 $ 92,971 $865,785 $      $1,011,156
Comprehensive income:
  Net income                                          63,986            63,986
  Unrealized gains on
    investment securities
    available for sale,
    net of tax of $1,085                                      2,016      2,016
                                                                    ----------
Total comprehensive income                                              66,002
                                                                    ----------
Conversion of preferred
  to common stock              (41)      9       32                       -
Issuance of shares for
 stock options                          22      354                        376
Common stock repurchases
 and related transactions                    (4,933)                    (4,933)
Dividends declared:
  Preferred stock                                        (18)              (18)
  Common stock
    $0.58 per share                                  (30,070)          (30,070)
                           ------- ------- -------- -------- ------ ----------
Balance June 30, 1998      $   542 $51,848 $ 88,424 $899,683 $2,016 $1,042,513
                           ======= ======= ======== ======== ====== ==========



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(Continued)(Unaudited)

                                                             Accum-
                                                             ulated
                            Pre-                             Other    Total
                           ferred   Common                   Compre-  Share-
                            Stock    Stock  Capital Retained hensive holders'
                           $10 Par  $1 Par  Surplus Earnings Income   Equity
                           ------- ------- -------- -------- ------ ----------
                                           (Dollars in thousands)

Balance January 1, 1999    $   534 $50,094 $  4,004 $934,703 $  993 $  990,328

Comprehensive income:
  Net income                                          78,524            78,524
  Unrealized gains on
    investment securities
    available for sale, net
    of tax benefit of $373                                     (692)      (692)
                                                                    ----------
Total comprehensive income                                              77,832
                                                                    ----------
Conversion of preferred
  to common stock              (24)      5       19                       -
Preferred stock retired        (14)             (26)                       (40)
Issuance of shares for
 stock options                          39    2,286                      2,325
Common stock repurchases
 and related transactions               (3)    (153)                      (156)
Dividends declared:
  Preferred stock                                        (17)              (17)
  Common stock
    $0.66 per share                                  (33,086)          (33,086)
                           ------- ------- -------- -------- ------ ----------
Balance June 30, 1999      $   496 $50,135 $  6,130 $980,124 $  301 $1,037,186
                           ======= ======= ======== ======== ====== ==========


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                              Six Months Ended
                                                                 June 30
                                                             1999       1998
                                                           --------   --------
                                                              (In thousands)

Net cash provided by operating activities                  $ 92,696   $ 82,167
                                                           --------   --------
Investing activities:
     Proceeds from the maturity of
        held to maturity investment securities              837,469  1,444,519
     Proceeds from the maturity or sale of
        available for sale investment securities              6,050        538
     Purchases of held to maturity investment securities   (677,107)(1,767,003)
     Purchases of available for sale investment securities (101,482)   (14,077)
     Net increase in loans                                 (111,494)   (56,520)
     Net increase in other earning assets                      (671)      (537)
     Purchases of premises and equipment                     (6,095)    (9,247)
     Proceeds from sale of premises and equipment             3,202      2,510
     Increase in intangible assets                             (531)   (22,877)
     Other                                                    3,986      4,796
                                                           --------   --------
        Net cash used for investing activities              (46,671)  (417,898)
                                                           --------   --------
Financing activities:
     Net increase (decrease) in deposits                   (133,537)   276,295
     Net increase (decrease) in short-term borrowings       (18,678)    59,554
     Principal payments on long-term debt                      (413)      (494)
     Proceeds from long-term debt                              -         1,328
     Cash dividends - common, $.64 and $.56 per share       (32,076)   (29,024)
     Cash dividends - preferred                                 (17)       (19)
     Stock repurchases and related transactions                (196)    (4,933)
     Proceeds from issuance of common stock                   2,325        376
                                                           --------   --------
        Net cash provided by (used for)
          financing activities                             (182,592)   303,083
                                                           --------   --------
        Net decrease in cash and cash equivalents          (136,567)   (32,648)
        Cash and cash equivalents at beginning of year      642,931    629,994
                                                           --------   --------
        Cash and cash equivalents at end of period         $506,364   $597,346
                                                           ========   ========

Net cash provided by operating activities has been
 reduced by the following cash payments:
    Interest on deposits and borrowings                    $109,104   $118,741
    Income taxes                                             47,525     34,816


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


2. INVESTMENT SECURITIES

     The following reflects the amortized cost of securities and the related approximate fair values (in thousands):

                                    June 30, 1999             June 30, 1998
                                Amortized      Fair      Amortized      Fair
                                   Cost        Value        Cost        Value
                                ----------  ----------   ----------  ----------
Securities available for sale:
U.S. Government and
   its agencies                 $  109,613  $  108,511   $   12,833  $   12,829
Other                                5,503       7,067        7,399      10,504
                                ----------  ----------   ----------  ----------
                                $  115,116  $  115,578   $   20,232  $   23,333
                                ==========  ==========   ==========  ==========

Securities held to maturity:
U.S. Government and
   its agencies                 $1,770,284  $1,747,662   $2,115,782  $2,118,885
State and municipal obligations    368,677     366,294      143,847     146,101
Other                                  248         250          833         842
                                ----------  ----------   ----------  ----------
                                $2,139,209  $2,114,206   $2,260,462  $2,265,828
                                ==========  ==========   ==========  ==========


















                                          10
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

3. LOANS

     Loans consisted of (in thousands):
                                                      June 30
                                                1999          1998
                                             ----------    ----------
Consumer:
   Automobile installment                    $2,962,126    $2,534,985
   Home equity, fixed- and variable-rate        845,588       976,986
   Revolving credit plans,
     including credit cards                      27,989       186,650
   Other                                        318,390       355,961
Real estate:
   Construction and land development            138,885       118,100
   Commercial mortgage                          565,122       578,336
   Residential mortgage                         632,807       572,743
   Other, including Industrial
     Development Authority loans                108,559       100,156
Commercial                                      594,856       560,910
                                             ----------    ----------
   Loans, net of unearned income
     of $142,764 and $161,225                $6,194,322    $5,984,827
                                             ==========    ==========



4.ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses was (dollars in thousands):

                                       Three Months Ended     Six Months Ended
                                             June 30               June 30
                                        1999       1998       1999      1998
                                       -------    -------    -------   -------
Balance at beginning of period         $66,200    $67,117    $70,312   $68,064
Increase attributable to
    acquired loans                         -          679        -         679
Decrease attributable to
    loans sold                             -           -      (4,323)      -
Provision charged to expense             4,433      6,055      8,389    10,139
                                       -------    -------    -------   -------
                                        70,633     73,851     74,378    78,882
Less:
     Loans charged off, net of
      recoveries of $1,173, $1,241,
      $2,257 and $2,251                  2,320      5,318      6,065    10,349
                                       -------    -------    -------   -------
Balance at June 30                     $68,313    $68,533    $68,313   $68,533
                                       =======    =======    =======   =======
Percentage of annualized net
   charge-offs to average loans            .15%       .36%       .20%      .35%
Percentage of allowance for loan
   losses to period-end loans                                   1.10      1.15
Percentage of nonperforming assets
   to period-end loans                                           .37       .34

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


5.FEDERAL INCOME TAX

        The reconcilement of income tax computed at the federal statutory tax rates to the provision for income taxes was as follows (dollars in thousands):

                           Three Months Ended            Six Months Ended
                                June 30                      June 30
                         1999           1998           1999           1998
                     -------------  -------------  -------------  -------------
                     Amount   Pct   Amount   Pct   Amount   Pct   Amount   Pct
                     ------- -----  ------- -----  ------- -----  ------- -----

Statutory rate       $18,272 35.0%  $17,710 35.0%  $41,992 35.0%  $34,602 35.0%
Nontaxable interest on
 municipal obligations(1,290)(2.5)     (970)(1.9)   (2,541)(2.1)   (1,970)(2.0)
Other items              984  1.9     1,415  2.8     2,003  1.7     2,246  2.3
                     ------- -----  ------- -----  ------- -----  ------- -----
Effective rate       $17,966 34.4%  $18,155 35.9%  $41,454 34.6%  $34,878 35.3%
                     ======= =====  ======= =====  ======= =====  ======= =====

6. PREFERRED AND COMMON STOCK

     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:


                                              June 30  December 31    June 30
              Series   Dividends               1999       1998         1998
            ---------  ---------             --------  -----------   --------

                A           5%                17,242       18,615     18,942
                B           7%                 3,340        3,340      3,340
                C           7%                 8,108        9,788      9,788
                D           8%                20,942       21,612     22,122
                                             -------       ------     ------
                                              49,632       53,355     54,192
                                             =======       ======     ======
     The Series A, Series B and Series D shares are convertible into two and one fourth shares of common stock, and the Series C shares are convertible into one and eight-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share.
     There are 175,000,000 shares of common stock, par value $1.00 per share, authorized and 50,135,000, 50,094,000 and 51,848,000 shares were outstanding at June 30, 1999, December 31, 1998, and June 30, 1998, respectively. Options to purchase 738,818 shares of common stock were outstanding on June 30, 1999. A total of 3,208,215 shares of common stock were reserved at June 30, 1999:
108,022 shares for the conversion of preferred stock and 3,100,193 shares for stock options.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

7.EARNINGS PER SHARE

     Earnings per share computations are as follows (in thousands, except per share data):

                                       Three Months Ended    Six Months Ended
                                             June 30             June 30
                                         1999     1998       1999      1998
                                        -------  -------    -------   -------
Basic:
   Average common shares outstanding     50,129   51,843     50,116    51,835
                                        =======  =======    =======   =======
Net income                              $34,240  $32,444    $78,524   $63,986
Preferred stock dividends                     8        9         17        18
                                        -------  -------    -------   -------
   Net income applicable to
      common stock                      $34,232  $32,435     78,507    63,968
                                        =======  =======    =======   =======
   Net income per share of common stock $   .68  $   .63    $  1.57   $  1.23
                                        =======  =======    =======   =======
Diluted:
   Average common shares outstanding     50,129   51,843     50,116    51,835
   Dilutive effect of stock options         168      157        171       157
   Conversion of preferred stock            109      118        112       122
                                        -------  -------    -------   -------
      Total average common shares        50,406   52,118     50,399    52,114
                                        =======  =======    =======   =======
Net income                              $34,240  $32,444    $78,524   $63,986
                                        =======  =======    =======   =======
   Net income per share of common stock $   .68  $   .62    $  1.56   $  1.23
                                        =======  =======    =======   =======







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTERLY RESULTS

     Earnings per share in the second quarter of 1999 rose 10% to $.68 compared to the $.62 earned in the prior year. Net income totaled $34.240 million compared to the $32.444 million earned in the second quarter of 1998. The rise in earnings for the quarter increased the return on average assets to 1.44% compared to the prior year's 1.40%, and the return on average shareholders' equity increased to 13.29% compared to 12.51% in the 1998 second quarter.

     For the first six months of 1999, earnings per share rose 27% to $1.56 compared to the $1.23 earned in the comparable period in 1998. Net income for the first six months of 1999 totaled $78.524 million compared to $63.986 million in 1998. The return on average assets and the return on average shareholders' equity for the six-month periods were 1.66% and 15.45% in 1999, respectively, and 1.40% and 12.44% in 1998. Excluding an after-tax gain recognized in the first quarter of 1999 of $.21 per share on the sale of the corporation's credit card loans, earnings per share increased 10% to $1.35 or $67.820 million, the return on assets was 1.43% and the return on equity was 13.34%.

     Loan growth was strong in the second quarter, and outstanding loans increased at an annualized pace of 13% to $6.194 billion at June 30 compared to $6.004 billion at March 31. The increase in loans was primarily fueled by a 28% advance in indirect automobile loans. New indirect loan production offices were opened in Pittsburgh and Atlanta late in the first quarter and achieved good volumes in the second quarter, and production from existing offices remains very strong. In June, First Virginia's new monthly indirect loan production exceeded $200 million for the first time. First Virginia is one of the 20 largest automobile lenders in the United States and will continue to evaluate new markets and expand its capabilities as part of a strategy to gradually extend its geographic scope beyond the footprint of its banking markets. The technological and organizational leadership that First Virginia commands in this area has produced strong growth while simultaneously reducing total expenses and improving credit quality. Commercial loans rose 7% during the quarter, highlighting the increasing importance of this segment of the corporation's business.

     The Federal Reserve Board has been concerned over the growth of the economy and its impact on inflation. As a consequence, interest rates began to move up during the quarter in anticipation of a Federal Reserve move to increase rates and slow down the economic growth rate. In late June, the Federal Reserve increased interest rates by 1/4% and may increase rates further as the year progresses. First Virginia's balance sheet has been constructed to be relatively unaffected by changes in the absolute levels of interest rates without the use of derivatives or other hedging devices. During the second quarter, the net interest margin increased three basis points to 5.07% compared to 5.04% in the first quarter. First Virginia has achieved a net interest margin of at least 5.00% every year since 1978 despite wide movements in interest rates.

     Asset quality remains excellent. Net loan charge-offs declined significantly during the 1999 second quarter to $2.320 million, representing an annualized .15% of average loans compared to $5.318 million or .36% of loans in the 1998 second quarter. Credit quality in the automobile portfolio improved as the charge-off rate declined 10 basis points to .27% for the first six months of the year despite a 16% increase in average outstanding loans. Over the past two years, the corporation's automotive lending activities have been consolidated into one unit and, when combined with improvements in technological servicing, have resulted in a more consistent application of credit standards and improved the overall quality of the loan portfolio. In addition, the sale of the credit card loans at the end of the first quarter of 1999 removed the highest loss component of the portfolio and contributed to the improvement in the charge-off rate. The provision for loan losses in the second quarter of 1999 dropped 27% to $4.433 million compared to $6.055 million in the prior year's second quarter. The allowance for loan losses equaled 1.10% of outstanding loans at June 30, 1999, unchanged from the first quarter. Total nonperforming assets at June 30, 1999, increased to $23.078 million or
 .37% of outstanding loans compared to $20.384 million or .34% of loans at June 30, 1998.

     A summary of nonperforming assets and delinquent loans is as follows:
                                                   June 30
                                              1999        1998
                                            -------     -------
                                           (Dollars in thousands)
          Nonaccruing loans                 $17,572     $13,476
          Restructured loans                  1,898       2,262
          Foreclosed real estate              3,608       4,646
                                            -------     -------
          Total nonperforming assets        $23,078     $20,384
                                            =======     =======

          Percentage of total loans             .37%        .34%
                                            =======     =======

          Loans past due 90 days or more    $13,986     $14,398
                                            =======     =======

          Percentage of total loans             .23%        .24%
                                            =======     =======


     Noninterest income declined 1% in the second quarter of 1999 compared to 1998. However, the second quarter of 1998 included a gain of $2.081 million on the sale of seven branches in Maryland, while the second quarter of 1999 reflected a decline in fee income from credit cards as a result of the sale of the credit card loan portfolio on March 31, 1999. Excluding these two items, noninterest income increased 13%, with service charges on deposits increasing 27% as the corporation implemented a value-based approach to service charges in late 1998. Income from insurance activities increased 14% in the second quarter compared to 1998 as a consequence of increased sales of commercial insurance lines, investment products and a higher volume of title insurance sales on real estate loans.

     Noninterest expense in the second quarter of 1999 declined slightly compared to the prior year's second quarter and was down 6% on an annualized basis compared to the first quarter of 1999. Salaries and employee benefits rose less than 1% compared to the 1998 second quarter, a result of efficiencies achieved with the merger of several of the First Virginia member banks, organizational changes and consolidation of operational areas. Equipment expense increased 7% in the second quarter and in the first six months as a result of preparations in connection with Year 2000 readiness.

     Total shareholders' equity was $1.037 billion at June 30, 1999, compared to $1.043 billion at June 30, 1998. First Virginia continues to be one of the best capitalized among the 100 largest banks in the country. At June 30, 1999, the corporation's leverage ratio was 9.23% compared to 8.73% at the end of 1998, significantly higher than regulatory requirements or peer group averages. No shares were repurchased during the first half of 1999, and there are 1.487 million shares remaining in the corporation's currently authorized share repurchase plan. As a result of shares repurchased in the third and fourth quarters of 1998, average diluted shares outstanding in the second quarter of 1999 declined 3.3% to 50.406 million compared to 52.118 million in the 1998 first quarter.

YEAR 2000:

     The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Any of the corporation's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     First Virginia began preparing its computer systems and applications for the Year 2000 in 1993. This process involves modifying or replacing the corporation's affected hardware and software, as well as ensuring that external service providers, significant vendors and large customers are taking the appropriate actions to remedy their own Year 2000 issues. First Virginia developed a five-phase approach to resolve its Year 2000 issues. This approach involves the following phases: awareness, assessment, renovation, validation and implementation. The awareness and assessment phases involve identifying the systems affected, analyzing the scope and magnitude of the problem, and developing an action plan to address each area affected. Management has identified 64 systems as "mission-critical," which are defined as those systems that would severely impair operations or cause a significant loss of revenue if not remediated. The renovation phase involves modifying or replacing the corporation's affected systems. The final two phases, validation and implementation, involve testing and certification that the mission-critical systems are compliant with all Year 2000 issues. As of June 30, 1999, the corporation has completed all phases for these 64 mission-critical systems.

     First Virginia has contacted non-mission-critical external service providers, significant suppliers and large customers to determine the extent to which they may be affected by Year 2000 issues and to determine whether they are taking the appropriate steps to remedy their own Year 2000 issues. To date, First Virginia is not aware of any external service providers, vendors or large customers whose failure to resolve their own Year 2000 issues would have a material adverse effect on First Virginia's results of operations. However, the corporation has no means of ensuring that external agents or large customers will be ready and the effect of their noncompliance is not determinable. The corporation will continue to monitor the progress of non-mission- critical external service providers, significant suppliers and large customers throughout 1999 and will determine if a contingency plan is necessary for those external parties by September 30, 1999.

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

     In the event that First Virginia is unable to complete all necessary phases of the plan, First Virginia may be unable to process transactions, invoice customers or collect payments and perform other operations. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the corporation. The corporation has developed contingency plans for all of its mission-critical systems. These plans involve, among other actions, manual work-arounds, temporary postponement of certain functions and alternative computer systems. Some of these plans incorporate parts of the corporation's existing disaster recovery programs involving offsite data processing and detailed plans for each function within the corporation.

     First Virginia estimates that the total cumulative cost of the project will be approximately $22 million, of which $20 million has already been expended. This includes both internal and external personnel costs related to modifying the systems and the cost of purchasing or leasing hardware or software. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. These costs are not expected to have a material effect on the corporation's results of operations.

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

FORWARD-LOOKING STATEMENTS:

     Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest-rate fluctuations, competition within and without the banking industry, new products and services in the banking industry, risks inherent in making loans, including repayment risks and fluctuating collateral values, changing trends in customer profiles, and changes in laws and regulations applicable to the corporation. Although the corporation believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the corporation will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollars in thousands)
                                             Three Months Ended June 30
                                                        1999
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government and its agencies       $   76,607   $    980     5.14%
    Other                                       6,521         55     3.34
  Investment securities-held to maturity:
    U.S. Government and its agencies        1,843,252     26,506     5.76
    State, municipal and other
      (Fully taxable-equivalent basis)        344,063      5,078     5.90
                                           ----------   --------
      Total investment securities           2,270,443     32,619     5.75
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,007,295     82,011     8.21
    Real estate                             1,117,892     23,047     8.25
    Other (Fully taxable-equivalent basis)    965,749     19,377     8.11
                                           ----------   --------
      Total loans                           6,090,936    124,435     8.19
                                           ----------   --------
  Loans held for sale                           8,815        179     8.09
  Money market investments                    318,107      3,785     4.77
  Other earning assets                         23,114        385     6.65
                                           ----------   --------
      Total earning assets and income      $8,711,415    161,403     7.42
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,480,770      3,112     0.84
  Money market accounts                       985,781      7,424     3.02
  Savings deposits                          1,147,974      4,670     1.63
  Consumer certificates of deposit          2,348,415     27,334     4.67
  Large denomination
    certificates of deposit                   424,393      4,985     4.71
                                           ----------   --------
      Total interest-bearing deposits       6,387,333     47,525     2.98
  Short-term borrowings                       361,894      3,529     3.91
  Long-term indebtedness                        2,883         62     8.53
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,752,110     51,116     3.04
                                           ==========   --------
Net interest income and net interest margin             $110,287     5.07%
                                                        ========
Other average balances:
  Demand deposits                          $1,598,557
  Common shareholders' equity               1,029,993
  Total shareholders' equity                1,030,493
  Total assets                              9,504,937

AVERAGE BALANCES AND INTEREST RATES (Continued) (Unaudited)
(Dollars in thousands)
                                             Three Months Ended June 30
                                                        1998
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government and its agencies       $   12,805   $    178     5.54%
    Other                                      10,626         54     2.05
  Investment securities-held to maturity:
    U.S. Government and its agencies        1,859,369     28,162     6.07
    State, municipal and other
      (Fully taxable-equivalent basis)        148,159      2,658     7.18
                                           ----------   --------
      Total investment securities           2,030,959     31,052     6.12
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,960,195     86,463     8.78
    Real estate                             1,028,486     23,038     8.96
    Other (Fully taxable-equivalent basis)    901,647     20,106     9.02
                                           ----------   --------
      Total loans                           5,890,328    129,607     8.81
                                           ----------   --------
  Mortgage loans held for sale                 16,595        330     7.96
  Money market investments                    508,896      7,073     5.58
  Other earning assets                         21,882        368     6.74
                                           ----------   --------
      Total earning assets and income      $8,468,660    168,430     7.97
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plan           $1,407,157      5,019     1.43
  Money market accounts                       865,344      7,428     3.44
  Savings deposits                          1,155,942      6,609     2.29
  Consumer certificates of deposit          2,458,894     30,408     4.97
  Large denomination
     certificates of deposit                  421,341      5,679     5.41
                                           ----------   --------
      Total interest-bearing deposits       6,308,678     55,143     3.51
  Short-term borrowings                       287,503      3,427     4.78
  Long-term indebtedness                        3,799         88     9.31
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,599,980     58,658     3.56
                                           ==========   --------
Net interest income and net interest margin             $109,772     5.19%
                                                        ========
Other average balances:
  Demand deposits                          $1,514,818
  Common shareholders' equity               1,036,666
  Total shareholders' equity                1,037,212
  Total assets                              9,274,741

AVERAGE BALANCES AND INTEREST RATES (Continued) (Unaudited)
(Dollars in thousands)
                                              Six Months Ended June 30
                                                        1999
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
 Investment Securities-available for sale:
    U.S. Government and its agencies       $   44,436    $ 1,141     5.18%
    Other                                       7,173        118     3.28
  Investment Securities-held to maturity:
    U.S. Government and its agencies        1,802,019     52,000     5.80
    State, municipal and other
      (Fully taxable-equivalent basis)        329,642      9,853     5.98
                                           ----------   --------
      Total investment securities           2,183,270     63,112     5.80
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,010,760    165,689     8.31
    Real estate                             1,119,945     46,331     8.27
    Other (Fully taxable-equivalent basis)    954,145     38,410     8.16
                                           ----------   --------
      Total loans                           6,084,850    250,430     8.27
                                           ----------   --------
  Mortgage loans held for sale                 10,494        410     7.81
  Money market investments                    380,462      8,968     4.75
  Other earning assets                         22,805        778     6.82
                                           ----------   --------
      Total earning assets and income      $8,681,881    323,698     7.49
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plans          $1,479,764      6,670     0.91
  Money market accounts                       983,661     14,876     3.05
  Savings deposits                          1,141,779     10,093     1.78
  Consumer certificates of deposit          2,378,018     55,777     4.74
  Large denomination
     certificates of deposit                  423,477     10,211     4.80
                                           ----------   --------
      Total interest-bearing deposits       6,406,699     97,627     3.07
  Short-term borrowings                       364,139      7,078     3.92
  Long-term indebtedness                        3,005        137     9.07
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,773,843    104,842     3.12
                                           ==========   --------
Net interest income and net interest margin             $218,856     5.06%
                                                        ========
Other average balances:
  Demand deposits                          $1,568,331
  Common shareholders' equity               1,015,917
  Total shareholders' equity                1,016,428
  Total assets                              9,478,732

AVERAGE BALANCES AND INTEREST RATES (Continued) (Unaudited)
(Dollars in thousands)
                                              Six Months Ended June 30
                                                        1998
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
 Investment Securities-available for sale:
    U.S. Government and its agencies       $    8,915  $     245     5.55%
    Other                                      10,423        128     2.45
  Investment Securities-held to maturity:
    U.S. Government and its agencies        1,744,632     52,722     6.07
    State, municipal and other
      (Fully taxable-equivalent basis)        152,164      5,446     7.17
                                           ----------   --------
      Total investment securities           1,916,134     58,541     6.14
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,972,889    172,993     8.78
    Real estate                             1,027,211     45,192     8.80
    Other (Fully taxable-equivalent basis)    895,708     39,405     8.92
                                           ----------   --------
      Total loans                           5,895,808    257,590     8.78
                                           ----------   --------
  Mortgage loans held for sale                 15,884        598     7.53
  Money market investments                    529,837     14,436     5.49
  Other earning assets                         21,670        735     6.79
                                           ----------   --------
      Total earning assets and income      $8,379,333    331,900     7.96
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking/savings plans          $1,391,989     10,266     1.49
  Money market accounts                       839,815     14,185     3.41
  Savings deposits                          1,147,106     13,059     2.30
  Consumer certificates of deposit          2,455,039     60,500     4.97
  Large denomination
     certificates of deposit                  426,439     11,285     5.34
                                           ----------   --------
      Total interest-bearing deposits       6,260,388    109,295     3.52
  Short-term borrowings                       280,421      6,638     4.77
  Long-term indebtedness                        3,264        135     8.29
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,544,073    116,068     3.58
                                           ==========   --------
Net interest income and net interest margin             $215,832     5.16%
                                                        ========
Other average balances:
  Demand deposits                          $1,471,576
  Common shareholders' equity               1,027,915
  Total shareholders' equity                1,028,475
  Total assets                              9,169,537

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

            As of June 30, 1999, there have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 1998 in the corporation's annual report on Form 10-K.

                         PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     a) An Annual Meeting of the Shareholders was held on Friday, April 30, 1999. Proxies for the meeting were solicited pursuant to Regulation 14 under the Act.

     b) There was no solicitation in opposition to the management nominees as listed in the proxy statement and all such nominees were elected. The following directors were elected at the meeting:


Management nominee:                          Common    Preferred    Total
 Paul H. Geithner, Jr.                        Stock      Stock      Stock
 =====================                     -----------  -------  -----------
    Votes for:
       Individual votes                     18,492,584   21,263   18,513,847
       Broker/nominee votes                 23,252,063    5,227   23,257,290
                                           -----------  -------  -----------
       Total management proxy votes for     41,744,647   26,490   41,771,137
    Floor vote for - individual/in person        1,372        0        1,372
                                           -----------  -------  -----------
       Total votes for                      41,746,019   26,490   41,772,509
    Votes withheld:
       Individual votes                        251,140       50      251,190
       Broker/nominee votes                    173,766        0      173,766
                                           -----------  -------  -----------
       Total votes                          42,170,925   26,540   42,197,465

    Shares not present nor voted:
       Individual                            5,255,905   25,330    5,281,235
       Broker/nominee                        2,674,249      117    2,674,366
                                           -----------  -------  -----------
       Total shares outstanding             50,101,079   51,987   50,153,066
                                           ===========  =======  ===========

Management nominee:                          Common    Preferred    Total
 L.H. Ginn, III                               Stock      Stock      Stock
 ==============                            -----------  -------  -----------
    Votes for:
       Individual votes                     18,423,869   21,233   18,445,102
       Broker/nominee votes                 23,244,927    5,227   23,250,154
                                           -----------  -------  -----------
       Total management proxy votes for     41,668,796   26,460   41,695,256
    Floor vote for - individual/in person        1,372        0        1,372
                                           -----------  -------  -----------
       Total votes for                      41,670,168   26,460   41,696,628
    Votes withheld:
       Individual votes                        319,855       80      319,935
       Broker/nominee votes                    180,902        0      180,902
                                           -----------  -------  -----------
       Total votes                          42,170,925   26,540   42,197,465

    Shares not present nor voted:
       Individual                            5,255,905   25,330    5,281,235
       Broker/nominee                        2,674,249      117    2,674,366
                                           -----------  -------  -----------
       Total shares outstanding             50,101,079   51,987   50,153,066
                                           ===========  =======  ===========




Management nominee:                          Common    Preferred    Total
 Edward M. Holland                            Stock      Stock      Stock
 =================                         -----------  -------  -----------
    Votes for:
       Individual votes                     18,497,964   21,261   18,519,225
       Broker/nominee votes                 23,252,642    5,227   23,257,869
                                           -----------  -------  -----------
       Total management proxy votes for     41,750,606   26,488   41,777,094
    Floor vote for - individual/in person        1,372        0        1,372
                                           -----------  -------  -----------
       Total votes for                      41,751,978   26,488   41,778,466
    Votes withheld:
       Individual votes                        245,760       52      245,812
       Broker/nominee votes                    173,187        0      173,187
                                           -----------  -------  -----------
       Total votes                          42,170,925   26,540   42,197,465

    Shares not present nor voted:
       Individual                            5,255,905   25,330    5,281,235
       Broker/nominee                        2,674,245      117    2,674,366
                                           -----------  -------  -----------
       Total shares outstanding             50,101,079   51,987   50,153,066
                                           ===========  =======  ===========

Management nominee:                          Common    Preferred    Total
 Lynda S. Vickers-Smith                       Stock      Stock      Stock
 ======================                    -----------  -------  -----------
    Votes for:
       Individual votes                     18,449,045   21,233   18,470,278
       Broker/nominee votes                 23,231,732    5,227   23,236,959
                                           -----------  -------  -----------
       Total management proxy votes for     41,680,777   26,460   41,707,237
    Floor vote for - individual/in person        1,372        0        1,372
                                           -----------  -------  -----------
       Total votes for                      41,682,149   26,460   41,708,609
    Votes withheld:
       Individual votes                        294 679       80      294,759
       Broker/nominee votes                    194,097        0      194,097
                                           -----------  -------  -----------
       Total votes                          42,170,925   26,540   42,197,465

    Shares not present nor voted:
       Individual                            5,255,905   25,330    5,281,235
       Broker/nominee                        2,674,249      117    2,674,366
                                           -----------  -------  -----------
       Total shares outstanding             50,101,079   51,987   50,153,066
                                           ===========  =======  ===========

    c) Among other matters voted on at the meeting was the following:

       i) The appointment of the independent auditors.

                                             Common    Preferred    Total
                                              Stock      Stock      Stock
                                           -----------  -------  -----------
    Votes for:
       Individual votes                     18,358,513   20,059   18,378,572
       Broker/nominee votes                 23,272,793    5,127   23,277,920
                                           -----------  -------  -----------
       Total management proxy votes for     41,631,306   25,186   41,656,492
    Floor vote for - individual/in person        1,372        0        1,372
                                           -----------  -------  -----------
       Total votes for                      41,632,678   25,186   41,657,864
    Votes against:
       Individual votes                         83,308       80       83,388
       Broker/nominee votes                     93,551      100       93,651
                                           -----------  -------  -----------
       Total shares voted                   41,809,537   25,366   41,834,903
    Votes abstain:
       Individual votes                        301,903    1,174      303,077
       Broker/nominee votes                     59,485        0       59,485
                                           -----------  -------  -----------
       Total votes received                 42,170,925   26,540   42,197,465

    Shares not present nor voted:
       Individual                            5,255,905   25,330    5,281,235
       Broker/nominee                        2,674,249      117    2,674,366
                                           -----------  -------  -----------
       Total shares outstanding             50,101,079   51,987   50,153,066
                                           ===========  =======  ===========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

     a)  Exhibit 27  - Financial Data Schedule (Page 28)

     b) A Form 8-K was not required to be filed during the quarter ended June 30, 1999.








     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.



                                               FIRST VIRGINIA BANKS, INC.


                                               /s/ Richard F. Bowman
August 12, 1999                                ________________________
                                                Richard F. Bowman,
                                                Senior Vice President,
                                                Treasurer and
                                                Chief Financial Officer