Form 10-Q
period 1999-09-30
FIRST VIRGINIA BANKS INC
filed 1999-11-12
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                 Commission file number 1-6580
         September 30, 1999


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


               On October 31, 1999, there were 49,688,784 shares of common stock outstanding.



     This report contains a total of 24 pages.

                                    INDEX
                                                                  Page

                                                               ---------
     PART I - Financial Information


        Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - September 30,
              1999 and 1998, and December 31, 1998 (Unaudited)    3/ 4

           Condensed Consolidated Statements of Income - Three
              months and nine months ended September 30, 1999
              and 1998 (Unaudited)                                5/ 6

           Condensed Consolidated Statements of Shareholders'
              Equity - Nine months ended September 30, 1999
              and 1998 (Unaudited)                                7/ 8

           Condensed Consolidated Statements of Cash Flows - Nine
              months ended September 30, 1999 and 1998 (Unaudited)   9

           Notes to Condensed Consolidated Financial
              Statements (Unaudited)                             10/13

        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         13/21

        Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                        22



     PART II - Other Information


        Item 6.  Exhibits and Reports on Form 8-K

           Signatures                                               23

           Exhibit 27 - Financial Data Schedule                     24

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                               Sept.30  December 31  Sept.30
                                                 1999       1998       1998
                                              ---------- ---------- ----------
                                                       (In thousands)
ASSETS
Cash and due from banks                       $  326,758 $  377,374 $  349,051
Money market investments                          80,052    265,557    166,844
                                              ---------- ---------- ----------
        Total cash and cash equivalents          406,810    642,931    515,895
                                              ---------- ---------- ----------
Loans held for sale                                6,686     14,737     65,595
Investment securities - available for sale       112,870     20,580     22,551
Investment securities - held to maturity
   (fair values of $1,996,659, $2,316,922
           and $2,207,194)                     2,024,813  2,302,472  2,184,424

Loans, net of unearned income                  6,351,946  6,093,215  6,009,999
Allowance for loan losses                        (69,605)   (70,312)   (69,346)
                                              ---------- ---------- ----------
        Net loans                              6,282,341  6,022,903  5,940,653
                                              ---------- ---------- ----------

Other earning assets                              23,124     22,427     22,414
Premises and equipment                           156,645    160,781    161,230
Intangible assets                                173,952    184,695    188,431
Accrued income and other assets                  205,419    193,170    188,523
                                              ---------- ---------- ----------
   Total Assets                               $9,392,660 $9,564,696 $9,289,716
                                              ========== ========== ==========

                                               Sept.30  December 31  Sept.30
                                                 1999       1998       1998
                                              ---------- ---------- ----------
                                                       (In thousands)
LIABILITIES
Deposits:
   Noninterest-bearing                        $1,563,535 $1,601,041 $1,522,573
   Interest-bearing:
        Interest checking                      1,441,207  1,508,511  1,381,608
        Money market accounts                    967,383    958,966    928,194
        Savings deposits                       1,115,348  1,134,108  1,137,860
        Consumer certificates of deposit       2,312,057  2,414,366  2,446,088
        Large denomination
          certificates of deposit                447,235    438,086    441,986
                                              ---------- ---------- ----------
           Total deposits                      7,846,765  8,055,078  7,858,309

Short-term borrowings                            384,247    385,996    317,327
Long-term debt                                     2,465      3,217      3,439
Accrued interest and other liabilities           121,906    130,077    125,710
                                              ---------- ---------- ----------
   Total Liabilities                           8,355,383  8,574,368  8,304,785
                                              ---------- ---------- ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       492        534        537
Common stock, $1 par value                        49,693     50,094     50,345
Capital surplus                                      -        4,004     15,272
Retained earnings                                987,427    934,703    916,514
Accumulated other comprehensive income (loss)       (335)       993      2,263
                                              ---------- ---------- ----------
   Total Shareholders' Equity                  1,037,277    990,328    984,931
                                              ---------- ---------- ----------
   Total Liabilities and Shareholders' Equity $9,392,660 $9,564,696 $9,289,716
                                              ========== ========== ==========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                       Three Months Ended    Nine Months Ended
                                            Sept.30               Sept.30
                                        1999       1998       1999       1998
                                      --------   --------   --------   --------
                                         (In thousands, except per-share data)

Interest income:
     Loans                            $126,532   $131,467   $375,570   $387,767
     Loans held for sale                   198        275        608        873
     Investment securities -
      available for sale                 1,507        239      2,766        612
     Investment securities -
      held to maturity                  29,146     29,844     88,810     86,547
     Money market investments            2,121      6,924     11,089     21,360
     Other earning assets                  385        389      1,162      1,124
                                      --------   --------   --------   --------
        Total interest income          159,889    169,138    480,005    498,283
                                      --------   --------   --------   --------

Interest expense:
     Deposits                           46,405     56,093    144,032    165,388
     Short-term borrowings               3,995      4,108     11,073     10,746
     Long-term debt                         97         91        234        226
                                      --------   --------   --------   --------
        Total interest expense          50,497     60,292    155,339    176,360
                                      --------   --------   --------   --------
Net interest income                    109,392    108,846    324,666    321,923
Provision for loan losses                3,178      5,512     11,567     15,651
                                      --------   --------   --------   --------
Net interest income after provision
 for loan losses                       106,214    103,334    313,099    306,272
                                      --------   --------   --------   --------

                                       Three Months Ended    Nine Months Ended
                                            Sept. 30              Sept. 30
                                        1999       1998       1999       1998
                                      --------   --------   --------   --------
                                         (In thousands, except per-share data)

Net interest income after provision
 for loan losses                       106,214    103,334    313,099    306,272
                                      --------   --------   --------   --------
Noninterest income:
    Service charges on deposit
      accounts                          14,416     11,419     41,966     33,218
    Electronic banking service fees      3,086      3,302      8,771      9,115
    Trust services                       3,001      2,508      8,449      7,743
    Credit card service charges
      and fees                           1,201      3,248      5,439      9,233
    Insurance premiums and
      commissions                        1,804      2,100      5,565      5,445
    Other customer services              3,623      3,589     10,671     10,695
    Other                                4,808      2,287      9,441      8,112
    Gain on sale of credit card
      operations                         1,432        -       17,899        -
    Investment securities gains            -          460        832        971
                                      --------   --------   --------   --------
        Total noninterest income        33,371     28,913    109,033     84,532
                                      --------   --------   --------   --------
Noninterest expense:
     Salaries and employee benefits     45,973     45,491    135,214    133,691
     Occupancy                           6,477      6,318     18,901     18,842
     Equipment                           7,722      7,453     22,815     21,500
     Credit card processing fees         1,216      2,472      4,579      6,782
     Advertising                         1,893      2,425      4,751      7,136
     Amortization of intangibles         3,745      3,799     11,355     10,858
     Other                              15,391     15,065     47,371     43,907
                                      --------   --------   --------   --------
        Total noninterest expense       82,417     83,023    244,986    242,716
                                      --------   --------   --------   --------
Income before income taxes              57,168     49,224    177,146    148,088
Provision for income taxes              19,539     17,280     60,993     52,158
                                      --------   --------   --------   --------
Net income                            $ 37,629   $ 31,944   $116,153   $ 95,930
                                      ========   ========   ========   ========
Net income per share of common stock
  Basic                               $    .75   $    .62   $   2.32   $   1.86
  Diluted                                  .75        .62       2.31       1.85

Average shares of common stock outstanding
  Basic                                 50,081     51,198     50,104     51,621
  Diluted                               50,323     51,490     50,373     51,925

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

                                                             Accum-
                                                             ulated
                            Pre-                             Other    Total
                           ferred   Common                   Compre-  Share-
                            Stock    Stock  Capital Retained hensive holders'
                           $10 Par  $1 Par  Surplus Earnings Income   Equity
                           ------- ------- -------- -------- ------ ----------
                                           (Dollars in thousands)

Balance January 1, 1998    $   583 $51,817 $ 92,971 $865,785 $ -    $1,011,156
Comprehensive income:
  Net income                                          95,930            95,930
  Unrealized gains on
    investment securities
    available for sale,
    net of tax of $1,230                                      2,263      2,263
                                                                    ----------
Total comprehensive income                                              98,193
                                                                    ----------
Conversion of preferred
  to common stock              (46)     10       36                       -
Issuance of shares for
  stock options                         32      516                        548
Common stock repurchases
  and related transactions          (1,514) (78,251)                   (79,765)
Dividends declared:
  Preferred stock                                        (27)              (27)
  Common stock
    $0.88 per share                                  (45,174)          (45,174)
                           ------- ------- -------- -------- ------ ----------
Balance Sept.30, 1998      $   537 $50,345 $ 15,272 $916,514 $2,263 $  984,931
                           ======= ======= ======== ======== ====== ==========

                                                             Accum-
                                                             ulated
                                                             Other
                            Pre-                             Compre-  Total
                           ferred   Common                   Hensive  Share-
                            Stock    Stock  Capital Retained Income  holders'
                           $10 Par  $1 Par  Surplus Earnings (Loss)   Equity
                           ------- ------- -------- -------- ------ ----------
                                           (Dollars in thousands)

Balance January 1, 1999    $   534 $50,094 $  4,004 $934,703 $  993 $  990,328
Comprehensive income:
  Net income                                         116,153           116,153
  Unrealized net losses on
    investment securities
    available for sale,
    net of tax of ($726)                                     (1,328)    (1,328)
                                                                    ----------
Total comprehensive income                                             114,825
                                                                    ----------
Conversion of preferred
  to common stock              (28)      6       22                       -
Preferred stock retired        (14)             (26)                       (40)
Issuance of shares for
  stock options                         77    3,360                      3,437
Common stock repurchases
  and related transactions            (484)  (7,360) (13,423)          (21,267)
Dividends declared:
  Preferred stock                                        (25)              (25)
  Common stock
    $1.00 per share                                  (49,981)          (49,981)
                           ------- ------- -------- -------- ------ ----------
Balance Sept.30, 1999      $   492 $49,693 $   -    $987,427($  335)$1,037,277
                           ======= ======= ======== ======== ====== ==========


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                            Nine Months Ended
                                                                 Sept.30
                                                             1999       1998
                                                           --------   --------
                                                              (In thousands)

Net cash provided by operating activities                  $141,934 $   75,727
                                                           --------   --------
Investing activities:
     Proceeds from the maturity of
        held to maturity investment securities              958,527  1,966,447
     Proceeds from the maturity or sale of
        available for sale investment securities              7,550    118,350
     Purchases of held to maturity investment securities   (685,364)(2,332,068)
     Purchases of available for sale investment securities (101,481)   (12,853)
     Net increase in loans                                 (271,005)   (86,391)
     Net increase in other earning assets                      (697)      (970)
     Purchases of premises and equipment                     (8,904)   (12,175)
     Proceeds from sales of premises and equipment            3,468      4,035
     Increase in intangible assets                             (600)   (22,923)
     Other                                                   (1,719)     7,824
                                                           --------   --------
        Net cash used for investing activities             (100,225)  (370,724)
                                                           --------   --------
Financing activities:
     Net increase (decrease) in deposits                   (208,313)   238,467
     Net increase (decrease) in short-term borrowings        (1,749)    65,640
     Principal payments on long-term debt                      (752)      (715)
     Proceeds from long-term debt                              -         1,328
     Cash dividends - common, $.98 and $.86 per share       (49,121)   (44,579)
     Cash dividends - preferred                                 (25)       (27)
     Stock repurchases and related transactions             (21,307)   (79,764)
     Proceeds from issuance of common stock                   3,437        548
                                                           --------   --------
        Net cash provided by (used for)
          financing activities                             (277,830)   180,898
                                                           --------   --------
        Net decrease in cash and cash equivalents          (236,121)  (114,099)
        Cash and cash equivalents at beginning of year      642,931    629,994
                                                           --------   --------
        Cash and cash equivalents at end of period         $406,810   $515,895
                                                           ========   ========
Net cash provided by operating activities has been
 reduced by the following cash payments:
    Interest on deposits and borrowings                    $160,727   $176,959
    Income taxes                                             63,948     53,733

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

2. INVESTMENT SECURITIES

     The following reflects the amortized cost of securities and the related approximate fair values (in thousands):

                                     Sept.30, 1999            Sept.30, 1998
                                Amortized      Fair      Amortized      Fair
                                   Cost        Value        Cost        Value
                                ----------  ----------   ----------  ----------
Securities available for sale:
U.S. Government and
   its agencies                 $  107,885  $  106,877   $   12,068   $  12,230
Other                                5,503       5,993        6,990      10,321
                                ----------  ----------   ----------  ----------
                                $  113,388  $  112,870   $   19,058   $  22,551
                                ==========  ==========   ==========  ==========

Securities held to maturity:
U.S. Government and
   its agencies                 $1,663,838  $1,637,971   $1,996,312  $2,014,883
State and municipal obligations    360,727     358,438      187,830     192,023
Other                                  248         250          282         288
                                ----------  ----------   ----------  ----------
                                $2,024,813  $1,996,659   $2,184,424  $2,207,194
                                ==========  ==========   ==========  ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

3. LOANS

     Loans consisted of (in thousands):
                                                     Sept.30
                                                1999          1998
                                             ----------    ----------
Consumer:
   Automobile installment                    $3,162,937    $2,654,135
   Home equity, fixed- and variable-rate        840,062       930,422
   Revolving credit plans,
     including credit cards                      27,917       131,532
   Other                                        323,261       345,105
Real estate:
   Construction and land development            142,906       122,673
   Commercial mortgage                          542,049       577,745
   Residential mortgage                         643,342       619,000
   Other, including Industrial
     Development Authority loans                106,064        99,001
Commercial                                      563,408       530,386
                                             ----------    ----------
   Loans, net of unearned income
     of $146,159 and $161,225                $6,351,946    $6,009,999
                                             ==========    ==========


4. ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses was (dollars in thousands):

                                       Three Months Ended     Nine Months Ended
                                             Sept.30               Sept.30
                                        1999       1998       1999      1998
                                       -------    -------    -------   -------
Balance at beginning of period         $68,313    $68,533    $70,312   $68,064
Increase attributable to
    acquired loans                        -          -          -          679
Decrease attributable to
    loans sold                            -          -        (4,323)      -
Provision charged to expense             3,178      5,512     11,567    15,651
                                       -------    -------    -------   -------
                                        71,491     74,045     77,556    84,394
Less:
     Loans charged off, net of
      recoveries of $976, $1,053,
      $3,233 and $3,304                  1,886      4,699      7,951    15,048
                                       -------    -------    -------   -------
Balance at September 30                $69,605    $69,346    $69,605   $69,346
                                       =======    =======    =======   =======
Percentage of annualized net
   charge-offs to average loans           .12%       .31%       .17%      .34%
Percentage of allowance for loan
   losses to period-end loans                                   1.10      1.15
Percentage of nonperforming assets
   to period-end loans                                           .35       .33

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


5. FEDERAL INCOME TAX

        The reconcilement of income tax computed at the federal statutory tax rates to the provision for income taxes was as follows (dollars in thousands):

                           Three Months Ended            Nine Months Ended
                                Sept.30                      Sept.30
                         1999           1998           1999           1998
                     -------------  -------------  -------------  -------------
                     Amount   Pct   Amount   Pct   Amount   Pct   Amount   Pct
                     ------- -----  ------- -----  ------- -----  ------- -----

Statutory rate       $20,009 35.0%  $17,229 35.0%  $62,001 35.0%  $51,831 35.0%
Nontaxable interest on
 municipal obligations(1,453)(2.5)     (451)(0.9)   (3,994)(2.3)   (2,421)(1.6)
Other items              983  1.7       502  1.0     2,986  1.7     2,748  1.8
                     ------- -----  ------- -----  ------- -----  ------- -----
Effective rate       $19,539 34.2%  $17,280 35.1%  $60,993 34.4%  $52,158 35.2%
                     ======= =====  ======= =====  ======= =====  ======= =====


6. PREFERRED AND COMMON STOCK

     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:


                                             Sept.30   December 31   Sept.30
              Series   Dividends               1999       1998         1998
            ---------  ---------             --------  -----------   --------

                A           5%                16,988       18,615     18,826
                B           7%                 3,290        3,340      3,340
                C           7%                 8,108        9,788      9,786
                D           8%                20,842       21,612     21,702
                                             -------       ------     ------
                                              49,228       53,355     53,654
                                             =======       ======     ======
     The Series A, Series B and Series D shares are convertible into two and one fourth shares of common stock, and the Series C shares are convertible into one and eight-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share.
     There are 175,000,000 shares of common stock, par value $1.00 per share, authorized and 49,693,000, 50,094,000 and 50,345,000 shares were outstanding at September 30, 1999, December 31, 1998, and September 30, 1998, respectively. Options to purchase 693,318 shares of common stock were outstanding on September 30, 1999. A total of 3,168,706 shares of common stock were reserved at September 30, 1999: 107,113 shares for the conversion of preferred stock and 3,061,593 shares for stock options.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

7. EARNINGS PER SHARE

     Earnings per share computations are as follows (in thousands, except per share data):

                                       Three Months Ended   Nine Months Ended
                                             Sept.30             Sept.30
                                         1999      1998      1999      1998
                                        -------  -------    -------   -------
Basic:
   Average common shares outstanding     50,081   51,198     50,104    51,621
                                        =======  =======    =======   =======
Net income                              $37,629  $31,944   $116,153   $95,930
Preferred stock dividends                     8        9         25        27
                                        -------  -------    -------   -------
   Net income applicable to
      common stock                      $37,621  $31,935    116,128    95,903
                                        =======  =======    =======   =======
   Net income per share of common stock $   .75  $   .62   $   2.32   $  1.86
                                        =======  =======    =======   =======
Diluted:
   Average common shares outstanding     50,081   51,198     50,104    51,621
   Dilutive effect of stock options         134      175        159       184
   Conversion of preferred stock            108      117        110       120
                                        -------  -------    -------   -------
      Total average common shares        50,323   51,490     50,373    51,925
                                        =======  =======    =======   =======
Net income                              $37,629  $31,944   $116,153   $95,930
                                        =======  =======    =======   =======
   Net income per share of common stock $   .75  $   .62   $   2.31   $  1.85
                                        =======  =======    =======   =======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUARTERLY RESULTS

     Earnings per share in the third quarter of 1999 increased 21% to $.75 compared to the $.62 earned in the prior year's third quarter. Net income increased to $37.629 million compared to $31.944 million earned in the 1998 third quarter and the $34.240 million earned in the second quarter of 1999. This growth in income produced a return on average assets of 1.59% in the third quarter and a return on average shareholders' equity of 14.40%. Included in net income were profits from the sale of the remainder of the corporation's credit card activities and benefits received from the demutualization of an insurance company in which the corporation had life insurance policies. These two nonrecurring gains totaled $3.041 million after taxes. Excluding these two items, earnings per share increased 11% to $.69 per share and net income increased to $34.588 million compared to $31.944 million. This produced a return on average assets of 1.46% and a return on average equity of 13.24%. Making First Virginia's income comparable to other banking companies by converting it to a "cash basis" that excludes the effect of intangible assets and related amortization expense associated with acquisitions, and excluding the nonrecurring gains, produced income of $37.653 million in the third quarter of 1999 compared to $34.822 million in the prior year's third quarter. Cash basis income in the third quarter resulted in a return on average tangible assets of 1.62%, a return on average tangible equity of 17.30% and an efficiency ratio of 56.2%.

     For the first nine months of 1999, earnings per share rose 25% to $2.31 compared to the $1.85 earned in the comparable period of 1998. Net income for the first nine months of 1999 totaled $116.153 million compared to the $95.930 million earned in 1998. The return on average assets and return on average shareholders' equity for the nine-month periods were 1.63% and 15.09% in 1999, respectively, and 1.39% and 12.45% in 1998. Excluding nonrecurring after-tax gains totaling $.27 per share recognized in the first and third quarters of 1999, earnings per share increased 10% to $2.04, the return on assets was 1.44% and the return on equity was 13.31%. Cash basis income for the first nine months of 1999, excluding the nonrecurring items, equaled $111.671 million and resulted in a return on average tangible assets of 1.60%, a return on average tangible equity of 17.56% and an efficiency ratio of 56.0%.

     First Virginia experienced a continuation of strong loan growth, particularly in the automobile sector. During the third quarter, gross production of new automobile loans increased by 30% over the third quarter of 1998. First Virginia is one of the 20 largest automobile lenders in the country, and specializes in the highest quality "A" loans. Average loans increased 4% over the 1998 third quarter and were up at an annualized pace of 11% compared to the second quarter of 1999. Excluding the impact of the sale of credit card loans in late 1998 and early 1999, average loans were up 7% in the 1999 third quarter compared to the third quarter of 1998.

     The growth in outstanding loans has created an improved mix of earning assets and, as a result, the net interest margin has increased steadily each quarter this year, reaching 5.12% in the third quarter. During the third quarter, interest rates continued to move upward in response to rate
increases by the Federal Reserve.   The corporation maintains a mix of
earning assets and liabilities with a great deal of liquidity and fairly short-term duration. As a consequence, movements in rates do not impact First Virginia's net interest margin to as great an extent as it may other companies' balance sheets. First Virginia does not employ the use of derivatives or other hedging devices as the natural liquidity of its assets and liabilities are sufficient to maintain a relatively high net interest margin. Despite wide movements in rates, First Virginia has maintained a net interest margin of 5.00% or better every year since 1978.

     Asset quality remains at an excellent level and improved over both the second quarter of 1999 and the prior year's third quarter. Net loan charge-offs declined sharply during the third quarter to $1.886 million and represented an annualized .12% of average loans compared to $4.699 million or
 .31% of loans in the 1998 third quarter. Net charge-offs for the first nine months of 1999 equaled an annualized .17% of average loans compared to .34% in the 1998 period and are significantly better than industry benchmarks. Loans past due 90 days or more declined 8% to $12.819 million compared to the second quarter balance of $13.986 million and represented only .20% of net loans. This was down 29% compared to the end of the 1998 third quarter figure of $17.929 million or .30% of net loans. Nonperforming assets totaling $22.304 million represented .35% of outstanding loans at September 30 and were down compared to the .37% of loans at June 30. As a result of this further improvement in asset quality, we were able to reduce the quarterly provision for loan losses by 28% to $3.178 million compared to $4.433 million in the second quarter, and the provision was down 26% for the first nine months of 1999 compared to 1998.

     A summary of nonperforming and delinquent loans is as follows:

                                              1999        1998
                                            -------     -------
                                           (Dollars in thousands)
          Nonaccruing loans                 $15,082     $12,953
          Restructured loans                  1,919       2,245
          Foreclosed real estate              5,303       4,586
                                            -------     -------
          Total Nonperforming assets        $22,304     $19,784
                                            =======     =======

          Percentage of total loans             .35%        .33%
                                            =======     =======

          Loans past due 90 days or more    $12,819     $17,929
                                            =======     =======

          Percentage of total loans             .20%        .30%
                                            =======     =======

     Noninterest income increased 15% in the third quarter of 1999 compared to 1998. During the third quarter of 1999, the corporation recognized a gain of $3.247 million as a result of benefits received from the demutualization of an insurance company with which the corporation has outstanding insurance policies. In addition, a gain of $1.432 million was recognized in connection with the sale of the remaining portion of the corporation's credit card activities. The partnering with other organizations specializing in credit card activities should result in greater net income for First Virginia and provide an even higher level of service to First Virginia's customers. Service charge income on deposit accounts increased 26% as a result of the corporation's efforts to increase the value that customers receive from their First Virginia relationship. Income from trust and asset management services increased 20% over the prior year's third quarter.

     Noninterest expense declined 1% in the third quarter compared to the third quarter of 1998 and for the first nine months of 1999, noninterest expenses are up less than 1% over the comparable period of 1998. This is a result of the corporation's continued efforts to minimize expenses and operate efficiently.

     Total shareholders' equity increased 5% to $1.037 billion compared to the prior year's third quarter of $.985 billion and was up slightly compared
to the second quarter of 1999.    During the third quarter, the corporation
purchased 469,700 shares of stock under its share repurchase programs. Also during the third quarter, the Board of Directors approved a new share repurchase program, replacing an existing program that was concluding. The new program authorizes the purchase of up to six million shares and will be conducted over the next several years. For the past five years, First Virginia has purchased an average of 1,832,400 shares of stock per year under several share repurchase programs. There are now 5,748,300 shares available to be purchased under this share repurchase program. At September 30, the corporation's equity to asset ratio was 11.04% compared to 10.60% at the end of the prior year's third quarter and is significantly higher than peer group averages reflecting the corporation's objective of safety first, followed by income and growth, in that order.


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

     First Virginia began preparing its computer systems and applications for the Year 2000 in 1993. This process involves modifying or replacing the corporation's affected hardware and software, as well as ensuring that external service providers, significant vendors and large customers are taking the appropriate action to remedy their own Year 2000 issues. First Virginia developed a five phase approach to resolve it's Year 2000 issues. This approach involves the following phases: awareness, assessment, renovation, validation and implementation. The awareness and assessment phases involve identifying the systems affected, analyzing the scope and magnitude of the problem, and developing an action plan to address each area affected. Management has identified 64 systems as "mission-critical," which are defined as those systems which would severely impair operations or cause a significant loss of revenue if not remediated. The renovation phase involves modifying or replacing the corporation's affected systems. The final two phases, validation and implementation, involve testing and certification that the mission-critical systems are compliant with all Year 2000 issues. As of September 30, 1999, the corporation has completed all phases for these 64 mission-critical systems.

     First Virginia has contacted external service providers, significant suppliers and large customers to determine the extent to which they may be affected by Year 2000 issues and to determine whether they are taking the appropriate steps to remedy their own Year 2000 issues. To date, First Virginia is not aware of any external service providers, vendors or large customers whose failure to resolve their own Year 2000 issues would have a material adverse effect on First Virginia's results of operations. However, the corporation has no means of ensuring that external agents or large customers will be ready and the effect of their noncompliance is not determinable.

     The corporation has developed contingency plans for all of its mission-critical systems and the services provided by its external agents. These plans involve, among other actions, manual work-arounds, temporary postponement of certain functions and alternative computer systems. Some of these plans incorporate parts of the corporation's existing disaster recovery programs involving offsite data processing and detailed plans for each function within the corporation.

     First Virginia estimates that the total cumulative cost of the project will be approximately $22 million of which $21 million has already been expended. This includes both internal and external personnel costs related to modifying the systems, as well as the cost of purchasing or leasing hardware or software. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. These costs are not expected to have a material effect on the corporation's results of operations.


FORWARD-LOOKING STATEMENTS

     Certain statements in this discussion may constitute "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risk including, but not limited to, changes in general economic and business conditions, interest-rate fluctuations, competition within and without the banking industry, new products and services in the banking industry, risks inherent in making loans, including repayment risks and fluctuating collateral values, changing trends in customer profiles and changes in laws and regulations applicable to the corporation. Although the corporation believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the corporation will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollars in thousands)
                                             Three Months Ended Sept.30
                                                        1999
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government and its agencies       $  107,553   $  1,402     5.17%
    Other                                       7,056        105     5.97
  Investment securities-held to maturity:
    U.S. Government and its agencies        1,731,958     24,891     5.73
    State, municipal and other
      (Fully taxable-equivalent basis)        364,087      5,409     5.94
                                           ----------   --------
      Total investment securities           2,210,654     31,807     5.74
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,196,663     84,733     8.03
    Real estate                             1,111,111     22,899     8.24
    Other (Fully taxable-equivalent basis)    954,022     19,635     8.24
                                           ----------   --------
      Total loans                           6,261,796    127,267     8.09
                                           ----------   --------
  Loans held for sale                           7,624        198    10.40
  Money market investments                    166,223      2,121     5.06
  Other earning assets                         23,120        387     6.68
                                           ----------   --------
      Total earning assets and income      $8,669,417    161,780     7.43
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,462,918      2,912     0.79
  Money market accounts                       982,561      7,494     3.03
  Savings deposits                          1,137,053      4,316     1.51
  Consumer certificates of deposit          2,305,477     26,363     4.54
  Large denomination
     certificates of deposit                  439,689      5,320     4.80
                                           ----------   --------
      Total interest-bearing deposits       6,327,698     46,405     2.91
  Short-term borrowings                       372,261      3,994     4.26
  Long-term debt                                2,646         98    14.84
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,702,605     50,497     2.99
                                           ==========   --------
Net interest income and net interest margin             $111,283     5.12%
                                                        ========
Other average balances:
  Demand deposits                          $1,594,289
  Common shareholders' equity               1,044,625
  Total shareholders' equity                1,045,121
  Total assets                              9,460,434

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollars in thousands)
                                             Three Months Ended Sept.30
                                                        1998
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Investment securities-available for sale:
    U.S. Government and its agencies       $   12,809   $    176     5.44%
    Other                                      10,388         63     2.45
  Investment securities-held to maturity:
    U.S. Government and its agencies        1,820,145     27,775     6.08
    State, municipal and other
      Fully taxable- equivalent basis)        159,687      2,726     6.82
                                           ----------   --------
      Total investment securities           2,003,029     30,740     6.11
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,028,554     88,213     8.72
    Real estate                             1,089,609     24,207     8.89
    Other (Fully taxable-equivalent basis)    900,277     19,709     8.77
                                           ----------   --------
      Total loans                           6,018,440    132,129     8.74
                                           ----------   --------
  Loans held for sale                          14,119        275     7.81
  Money market investments                    495,558      6,924     5.54
  Other earning assets                         22,149        389     7.03
                                           ----------   --------
      Total earning assets and income      $8,553,295    170,457     7.94
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,404,620      4,953     1.40
  Money market accounts                       913,048      7,963     3.46
  Savings deposits                          1,146,869      6,555     2.27
  Consumer certificates of deposit          2,455,264     30,794     4.97
  Large denomination
     certificates of deposit                  435,458      5,828     5.31
                                           ----------   --------
      Total interest-bearing deposits       6,355,259     56,093     3.50
  Short-term borrowings                       336,997      4,108     4.84
  Long-term debt                                3,584         90    10.10
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,695,840     60,291     3.57
                                           ==========   --------
Net interest income and net interest margin             $110,166     5.14%
                                                        ========
Other average balances:
  Demand deposits                          $1,513,307
  Common shareholders' equity               1,019,212
  Total shareholders' equity                1,019,750
  Total assets                              9,356,096

AVERAGE BALANCES AND INTEREST RATES (Continued) (Unaudited)
(Dollars in thousands)
                                              Nine Months Ended Sept.30
                                                        1999
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
 Investment Securities-available for sale:
    U.S. Government and its agencies       $   65,707  $   2,544     5.18%
    Other                                       7,133        223     4.17
  Investment Securities-held to maturity:
    U.S. Government and its agencies        1,778,409     76,890     5.77
    State, municipal and other
      (Fully taxable-equivalent basis)        341,249     15,261     5.96
                                           ----------   --------
      Total investment securities           2,192,498     94,918     5.78
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,073,408    250,422     8.21
    Real estate                             1,116,968     69,231     8.26
    Other (Fully taxable-equivalent basis)    954,104     58,045     8.16
                                           ----------   --------
      Total loans                           6,144,480    377,698     8.21
                                           ----------   --------
  Loans held for sale                           9,527        608     8.51
  Money market investments                    308,264     11,089     4.81
  Other earning assets                         22,911      1,164     6.77
                                           ----------   --------
      Total earning assets and income      $8,677,680    485,477     7.47
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,474,087      9,582     0.87
  Money market accounts                       983,290     22,370     3.04
  Savings deposits                          1,140,187     14,409     1.69
  Consumer certificates of deposit          2,349,674     82,140     4.74
  Large denomination
     certificates of deposit                  432,838     15,531     4.80
                                           ----------   --------
      Total interest-bearing deposits       6,380,076    144,032     3.02
  Short-term borrowings                       366,876     11,073     4.04
  Long-term debt                                2,884        234    10.84
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,749,836    155,339     3.08
                                           ==========   --------
Net interest income and net interest margin             $330,138     5.08%
                                                        ========
Other average balances:
  Demand deposits                          $1,577,079
  Common shareholders' equity               1,025,592
  Total shareholders' equity                1,026,098
  Total assets                              9,472,565

AVERAGE BALANCES AND INTEREST RATES (Continued) (Unaudited)
(Dollars in thousands)
                                              Nine Months Ended Sept.30
                                                        1998
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
 Investment Securities-available for sale:
    U.S. Government and its agencies       $   10,227  $     421     5.50%
    Other                                      10,411        191     2.45
  Investment Securities-held to maturity:
    U.S. Government and its agencies        1,770,079     80,496     6.07
    State, municipal and other
      (Fully taxable-equivalent basis)        154,700      8,172     7.05
                                           ----------   --------
      Total investment securities           1,945,417     89,280     6.13
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             3,991,647    261,206     8.74
    Real estate                             1,048,239     69,399     8.83
    Other (Fully taxable-equivalent basis)    897,248     59,116     8.84
                                           ----------   --------
      Total loans                           5,937,134    389,721     8.76
                                           ----------   --------
  Loans held for sale                          15,289        873     7.62
  Money market investments                    518,285     21,360     5.51
  Other earning assets                         21,832      1,124     6.87
                                           ----------   --------
      Total earning assets and income      $8,437,957    502,358     7.95
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,396,312     15,219     1.46
  Money market accounts                       864,536     22,148     3.43
  Savings deposits                          1,147,085     19,614     2.29
  Consumer certificates of deposit          2,455,522     91,294     4.97
  Large denomination
     certificates of deposit                  429,487     17,113     5.33
                                           ----------   --------
      Total interest-bearing deposits       6,292,942    165,388     3.51
  Short-term borrowings                       299,487     10,746     4.80
  Long-term debt                                3,372        226     8.93
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,595,801    176,360     3.57
                                           ==========   --------
Net interest income and net interest margin             $325,998     5.16%
                                                        ========
Other average balances:
  Demand deposits                          $1,485,697
  Common shareholders' equity               1,026,527
  Total shareholders' equity                1,027,081
  Total assets                              9,233,074

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

            As of September 30, 1999, there have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 1998 in the corporation's annual report on Form 10-K.

                         PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

     a)  Exhibit 27  - Financial Data Schedule (Page 28)

     b) A Form 8-K was not required to be filed during the quarter ended September 30, 1999.







     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer hereunto duly authorized.



                                               FIRST VIRGINIA BANKS, INC.


                                                 /s/ Richard F. Bowman
November 12, 1999                               __________________________
                                                Richard F. Bowman,
                                                Senior Vice President,
                                                Treasurer and
                                                Chief Financial Officer