Form 10-K
period 1999-12-31
FIRST VIRGINIA BANKS INC
filed 2000-03-29
CIK 37032

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended              Commission file number 1-6580
       December 31, 1999

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

   The aggregate market value of the common stock of the registrant held by nonaffiliates as of February 21, 2000, was approximately $1,560,361,000. The registrant's voting preferred stock is not actively traded and the market value of such stock is not readily determinable.

   On February 29, 2000, there were 48,582,727 shares of common stock outstanding.

                                    INDEX
                                                                      Page
                                                                      ----
Part I

  Item 1. Business                                                       3
            Competitive Factors                                          4
            Regulation                                                   4
            Employees                                                    4
            Lines of Business                                            4
            Statistical Disclosure By Bank Holding Companies             5
            Executive Officers of the Registrant                       5/6

  Item 2. Properties                                                     7

  Item 3. Legal Proceedings                                              7

  Item 4. Submission of Matters to a Vote of Security Holders            7

Part II

  Item 5. Market for Registrant's Common Equity and Related
            Stockholder Matters                                          8

  Item 6. Selected Financial Data                                     9/10

  Item 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      10/45

  Item 8. Financial Statements and Supplementary Data                46/81

  Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                         82

Part III

  Item 10. Directors and Executive Officers of the Registrant           82

  Item 11. Executive Compensation                                       82

  Item 12. Security Ownership of Certain Beneficial Owners
             and Management                                             82

  Item 13. Certain Relationships and Related Transactions               82

Part IV                                                               Page
                                                                      ----
  Item 14. Exhibits, Financial Statement Schedules
             and Reports on Form 8-K                                 83/84

           Signatures                                                85/86

           Financial Statements                                      46/78

           Exhibits:

             Exhibit  3(i).  Articles of Incorporation

             Exhibit  3(ii). Bylaws

             Exhibit 10.     Contracts

             Exhibit 12.     Statement RE: Computation of ratios

             Exhibit 13. First Virginia Banks, Inc., 1999 Annual Report to Shareholders
                             (Not included in Electronic Filing)

             Exhibit 21.     Subsidiaries of Registrant

             Exhibit 23.     Consent of Independent Auditors

             Exhibit 24.     Power of Attorney RE: Directors' Signatures

             Exhibit 27.     Financial Data Schedules



                                    PART I
                                    ------
ITEM 1.  BUSINESS
         --------

    First Virginia Banks, Inc., (the "corporation") is a registered bank holding company that was incorporated under the laws of the Commonwealth of Virginia in October 1949. Since its formation in 1949, the corporation has acquired control of 62 operating commercial banks, with six acquisitions in the State of Maryland and four in the State of Tennessee, and has organized seven new banks located in the State of Virginia. Fifty-nine (59) of the banks have been merged or consolidated with other banks controlled by the corporation and located in the same geographic area, so that, as of December 31, 1999, the corporation owned all of the outstanding stock of 10 commercial banks (the "banking companies") with combined assets of $9.142 billion. On that date, the banking companies operated 309 offices throughout the State of Virginia, 58 offices in Maryland and 27 offices in Tennessee.
In addition to the 10 banks, the corporation owns, directly or through subsidiaries, several bank-related member companies with offices in Virginia and six other states, making the corporation the largest bank holding company with headquarters in the state and the fifth largest banking organization in Virginia. Total assets were $9.452 billion as of December 31, 1999.
    For segment reporting disclosure, reference is made to Note 21 of Notes to Financial Statements on page 77.

Competitive Factors
-------------------

    Other banking organizations have been active in opening new banking offices through acquisition and control of existing banks, mergers, branching and formation of new banks and in acquiring or forming bank-related subsidiaries in areas where the corporation's banking companies compete. Accordingly, each banking company faces strong competition. Savings and loan associations and credit unions actively compete for deposits. Such institutions, as well as consumer finance companies, mortgage companies, loan production offices of out-of-state banks, factors, insurance companies and pension trusts are important competitors for various types of loans. The bank-related member companies also operate in highly competitive fields.
    At midyear 1998, the service area of the 6 banking companies in Virginia, with 309 offices, reached approximately 86% of Virginia's population. In Maryland, the service area of the 2 banking companies, with 58 offices, reached approximately 53% of Maryland's population, and in Tennessee, the service area of the 2 banking companies, with 27 offices, reached approximately 41% of East Tennessee's population.

Regulation
----------

    The corporation and its subsidiaries are subject to the supervision and examination of the Federal Reserve Board, the Federal Deposit Insurance Corporation and the state regulators of Virginia, Maryland and Tennessee which have jurisdiction over financial institutions and have obtained regulatory approval for their various activities to the extent required.

Employees
---------

    As of December 31, 1999, the corporation and its subsidiaries employed 5,680 individuals (5,117 full-time equivalent).

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

     Average balance sheets and interest rates on
         earning assets and interest-bearing liabilities              13/18

     Average book value of investment securities                      13/18

     Average demand, savings and time deposits                        13/18

     Effect of rate-volume changes on net interest income             19/20

     Type of loans                                                       28

     Maturity ranges of time certificates of
         deposit of $100,000 or more                                     31

     Risk elements - loan portfolio                                   32/34

     Summary of loan loss experience                                     37

     Loan maturities and sensitivity to changes in
         interest rates                                               39/41



Executive Officers of the Registrant
------------------------------------

    There are no arrangements or understandings between the named executive officers and any other person pursuant to which they were selected as an officer.
    There are no family relationships among the executive officers. All positions and ages are as of December 31, 1999.


BARRY J. FITZPATRICK
Chairman of the Board, President and Chief Executive Officer since July 1, 1995, and Chairman of the Board and Chief Executive Officer, January 1, 1995 through June 30, 1995; 29 years of service; BBA, University of Notre Dame; MBA, American University, and graduate of The Stonier Graduate School of Banking. Has held several officer positions with First Virginia organizations, including Executive Vice President of the corporation, responsible for banking companies, from 1992 to December 31, 1994; Senior Vice President and Regional Executive Officer, Eastern Region, from 1982 to 1992; and President and CEO of member banks in the Roanoke Valley from 1972 to 1982. Mr. Fitzpatrick is 59.




SHIRLEY C. BEAVERS, JR.
Executive Vice President since April 1992; Vice Chairman and Chief Executive Officer of First Virginia Services, Inc., since May 1986; 29 years of service; BS and MBA, American University. Has held various officer positions with First Virginia organizations including that of Executive Vice President and Chief Operating Officer, First Virginia Bank, Falls Church. Mr. Beavers is 54.

RAYMOND E. BRANN, JR.
Executive Vice President of the corporation since January, 1995. Senior Vice President and Regional Executive Officer, Eastern Region, from April 1992 to January 1995; 34 years of service, BS, University of Virginia; MBA, Old Dominion University. Has held various officer positions with First Virginia organizations including that of Senior Vice President and Regional Executive Officer, Tennessee-Western Virginia Region from December 1986 to April 1992, and President and CEO of several member banks, including First Virginia Bank-Colonial and Tri-City Bank and Trust Company. Mr. Brann is 59.

RICHARD F. BOWMAN
Executive Vice President, Treasurer and Chief Financial Officer since December 1999; Senior Vice President, Treasurer and Chief Financial Officer from 1994 to 1999. 23 years of service; AB, College of William & Mary; Certified Public Accountant and Certified Bank Auditor. Employed as Staff Auditor; appointed Assistant General Auditor in 1978, Vice President and Controller in 1979, and Vice President and Treasurer in 1992. Mr. Bowman is 47.

DOUGLAS M. CHURCH, JR.
Senior Vice President since August 1996; Senior Vice President and Regional Executive Officer, Maryland Region, from December 1994 to August 1996; Senior Vice President, Marketing from October 1990 to December 1994. 25 years of service; BS, University of Virginia and graduate of The Stonier Graduate School of Banking. Has held various officer positions with First Virginia organizations, including Executive Vice President of First Virginia Services, Inc., and Executive Vice President of First Virginia Bank. Mr. Church is 48.

THOMAS P. JENNINGS
Senior Vice President and General Counsel since April 1999, Senior Vice President, General Counsel and Secretary from December 1995 to April 1999, and Vice President, General Counsel and Secretary from January 1993 to December 1995; 21 years of service; BA, Wake Forest University; JD, University of Virginia. Employed as Assistant Counsel; appointed Associate Counsel in 1979, General Counsel in 1980, and Vice President and General Counsel from March 1986 to January 1993. Mr. Jennings is 52.

JOHN P. SALOP
Senior Vice President of the corporation since April 1996; Senior Vice President of First Virginia Bank since February 1994 and Vice President, Commercial Credit, First Virginia Bank from 1988 to February 1994; 25 years of service; BA, The College of William and Mary, and graduate of the Banking School of the South at Louisiana State University. Mr. Salop is 48.







MELODYE MAYES TOMLIN
Senior Vice President and General Auditor since December 1995; Vice President and General Auditor from 1986 to December 1995; 20 years of service; BS, Radford University, and graduate of The Stonier Graduate School of Banking; Certified Public Accountant and Certified Bank Auditor. Employed as Staff Auditor; appointed Regional Audit Manager in 1980 and Assistant General Auditor in 1983. Mrs. Tomlin is 41.

ITEM 2.  PROPERTIES
         ----------

    The banking subsidiaries operated a total of 394 banking offices on December 31, 1999. Of these offices, 236 were owned by the banks, one is owned by the corporation and leased to a bank, two are owned by affiliated companies and leased to affiliated banks, and 155 were leased from others. The corporation owns other properties, including the two corporate headquarters buildings that house personnel of the corporation and its subsidiaries. On December 31, 1999, the net book value of all real estate and improvements to leased premises totaled $129,053,000. The corporation currently has no mortgage indebtedness.
    As of December 31, 1999, a total annual base rental of approximately $15,651,000 was being paid on leased premises, of which approximately $6,127,000 was being paid to affiliated companies which was eliminated in consolidation. As of December 31, 1999, total lease commitments having a term in excess of one year to persons other than affiliates were approximately $47,617,000.
    The majority of the properties are modern and well furnished and provide adequate parking.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

    There was no submission of matters to a vote of security holders during the fourth quarter of 1999.


                                   PART II
                                   -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         -----------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

    The common stock of the corporation is listed for trading on the New York Stock Exchange (Trading Symbol: FVB). The dividends paid per share and the high and low sales price for common shares traded on the New York Stock Exchange were:

                                   Sales Price
                          ------------------------------
                                                             Dividends
                               1999            1998          Per Share
                          --------------  --------------    -----------
                           High    Low     High    Low      1999   1998
                          ------  ------  ------  ------    ----   ----
1st Quarter               $50.50  $45.00  $58.50  $44.50    $.32   $.28
2nd Quarter                52.63   45.69   59.44   50.56     .32    .28
3rd Quarter                51.38   42.50   59.00   43.00     .34    .30
4th Quarter                49.75   40.50   47.75   39.69     .34    .30

    The corporation's preferred stock is not actively traded. The 5% cumulative convertible preferred stock, Series A, pays a dividend of 12 1/2 cents per share in each quarter. The 7% cumulative convertible preferred stock, Series B and C, pays a dividend of 17 1/2 cents per share each quarter. The 8% cumulative convertible preferred stock, Series D, pays a dividend of 20 cents per share each quarter. As of December 31, 1999, there were 20,428 holders of record of the corporation's voting securities, of which 19,825 were holders of common stock.
ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     A five-year summary of selected financial data follows:

                           1999       1998       1997       1996       1995
                        ---------- ---------- ---------- ---------- ----------
                         (Dollar amounts in thousands, except per-share data)
Balance Sheet Data
 Cash                   $  441,825 $  377,374 $  386,832 $  378,171 $  397,858
 Money market
  investments              110,598    265,557    243,162    323,620    235,000
 Loans held for sale         5,558     14,737     18,953     12,771     19,216
 Investment securities   2,034,788  2,323,052  1,946,944  1,820,949  2,192,766
 Loans, net              6,315,281  6,022,903  5,869,914  5,302,026  4,980,154
 Other earning assets       23,125     22,427     21,444     19,672     11,528
 Other assets              520,638    538,646    524,388    378,847    385,014
                        ---------- ---------- ---------- ---------- ----------
  Total Assets          $9,451,813 $9,564,696 $9,011,637 $8,236,056 $8,221,536
                        ========== ========== ========== ========== ==========

 Deposits               $7,863,948 $8,055,078 $7,619,842 $7,042,650 $7,056,107
 Short-term borrowings     420,297    385,996    251,687    234,488    209,719
 Long-term debt              2,205      3,217      2,826      3,876      2,710
 Other liabilities         134,876    130,077    126,126     83,765     83,353
 Shareholders' Equity    1,030,487    990,328  1,011,156    871,277    869,647
                        ---------- ---------- ---------- ---------- ----------
  Total Liabilities and
   Shareholders' Equity $9,451,813 $9,564,696 $9,011,637 $8,236,056 $8,221,536
                        ========== ========== ========== ========== ==========
Operating Results
 Interest income        $  640,622 $  663,631 $  631,119 $  587,216 $  573,599
 Interest expense          206,914    234,332    222,927    212,298    215,502
                        ---------- ---------- ---------- ---------- ----------
 Net interest income       433,708    429,299    408,192    374,918    358,097
 Provision for loan loss    14,190     20,800     17,177     17,734      8,341
 Noninterest income        136,604    116,775    103,552     98,450     89,906
 Noninterest expense       327,294    325,678    303,243    279,310    271,384
                        ---------- ---------- ---------- ---------- ----------
 Income before income tax  228,828    199,596    191,324    176,324    168,278
 Provision for income tax   77,968     69,434     66,479     59,983     56,679
                        ---------- ---------- ---------- ---------- ----------
 Net income             $  150,860 $  130,162 $  124,845 $  116,341 $  111,599
                        ========== ========== ========== ========== ==========
 Dividends declared     $   67,745 $   61,244 $   53,751 $   47,905 $   46,252













     A five-year summary of selected financial data (Continued):

                            1999       1998       1997       1996       1995
                         ---------- ---------- ---------- ---------- ----------

Per Share of Common Stock
 Net income - Basic         $ 3.02     $ 2.54     $ 2.47     $ 2.34     $ 2.19
            - Diluted         3.00       2.53       2.45       2.32       2.18
 Dividends declared           1.36       1.20       1.05        .96        .91
 Shareholders' equity        20.95      19.76      19.50      17.91      17.06
 Market price - Year-end     43.00      47.00      51.69      31.92      27.83
              - High         52.63      59.44      53.38      32.67      29.33
              - Low          40.50      39.69      30.83      25.50      21.33

Ratios
------
Earnings:
 Return on average assets     1.59%      1.40%      1.44%      1.43%      1.41%
 Return on average equity    14.64      12.81      13.10      13.38      13.34
 Net interest margin          5.08       5.13       5.20       5.06       5.00
Risk-based capital:
 Tier 1                      12.67      12.14      12.94      13.57      15.42
 Total capital               13.70      13.20      13.99      14.66      16.57
Capital strength:
 Tier 1 leverage              9.22       8.73       9.53       9.69       9.63
 Ratio of average equity
  to average assets          10.86      10.95      11.01      10.68      10.53
 Dividend payout ratio
 (per share, not
  restated for poolings
  of interests)              45.03      47.24      42.59      41.24      41.42

Data for prior years have been restated for material acquisitions accounted for as poolings of interests.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------

         RESULTS OF OPERATIONS
         ---------------------

     For the fourth consecutive year, First Virginia Banks, Inc. reported record net income. Net income for 1999 of $150.860 million increased 16% compared to the $130.162 million earned in 1998 and the $124.845 million earned in 1997. Diluted earnings per share in 1999 increased at an even greater rate of 19% to a record $3.00 per share compared to the $2.53 earned in 1998. Earnings per share had increased 3% in 1998 compared to 1997's $2.45. This produced a return on average assets of 1.59% in 1999 and a return on average equity of 14.64% compared to 1.40% and 12.81%, respectively, in 1998.
     First Virginia's cash basis income, excluding both the effect of intangible assets and related amortization expense associated with acquisitions and nonrecurring gains, totaled $149.399 million in 1999 compared to $139.928 million in 1998. This cash basis recurring income resulted in a return on average tangible assets of 1.60%, a return on average tangible equity of 17.49% and an efficiency ratio of 56.3%. This compares to a return on average tangible assets of 1.54%, a return on average tangible equity of 16.85% and an efficiency ratio of 57.0% in 1998.
     Included in net income for 1999 and 1998 were several nonrecurring after-tax gains totaling $13.744 million in 1999 and $2.403 million in 1998 realized from the sale of the corporation's credit card activities, the sale of several branches in 1998, and benefits received from the demutualization of an insurance company in 1999 in which the corporation had life insurance policies. Excluding these items, recurring earnings per share rose 10% in 1999 to $2.73 per diluted share, compared to $2.48 in 1998, and represented a 1.45% return on average assets and a 13.31% return on average equity.
     First Virginia maintained its position as one of the strongest and most well-capitalized banks in the country. At the end of 1999, the corporation's equity to asset ratio had improved further to 10.90% compared to 10.35% at the end of 1998. This strong capital position permitted the corporation to increase its dividend twice during the year to its current annualized rate of $1.44 per share. In addition, the corporation purchased 1,019,200 shares during 1999. Since the end of 1993, the corporation has returned $319.056 million to shareholders in dividends and $362.683 million through share repurchases and has still increased its total capital by $338.986 million. The corporation's philosophy of safety, profitability and growth, in that order, places a high importance on maintaining a strong capital position and excellent asset quality.
     Asset quality continued to improve during 1999 from figures that were already much better than industry averages. Net loan charge-offs were half the rate of the prior year and equaled .16% of average loans compared to .32% in 1998 and .31% in 1997. Nonperforming assets declined 9% to $19.839 million, representing a record low .31% of outstanding loans. This compares to the $21.790 million and .36% of loans at December 31, 1998 and .44% of
loans at December 31, 1997.   Loans past due 90 days or more also declined
significantly to $12.401 million, a 28% drop compared to the prior year's $17.162 million. As a result of the sale of the credit card portfolio, which had the highest charge-off rate of any of the corporation's loan portfolios, and the improvement in asset quality and net charge-offs generally, the allowance for loan losses was reduced and represented 1.10% of total loans as compared to 1.15% at the end of 1998 and 1997.
     Average loans grew 4% during 1999 to $6.200 billion, following another 4% gain in 1998. The growth in 1999 was more impressive, however, considering the sale of the credit card loan portfolio in late 1998 and early 1999 and the intentional slowdown in loan growth at the end of 1999 as the corporation bolstered its liquidity in preparation for any potential Y2K-related deposit withdrawals by customers. The corporation's premier automobile finance operations set a record for new loan production, and average outstanding loans rose 18% in this area in 1999, following a 13% increase in 1998 and 17% in 1997. Two new offices and state-of-the-art delivery systems all contributed to increased sales in this area, and even more significantly, the corporation ranked at the top of the J.D. Powers dealer satisfaction survey, which asked automobile dealers about their financial services providers.
     Deposit growth was slower in 1999 than in prior years, reflecting a long-term gradual shift in consumer preferences for their savings. During 1999, average deposits increased 2% to $7.951 billion compared to a 6% growth rate in 1998 to $7.818 billion from $7.357 billion in 1997. Most of the growth that did occur in 1999 was in the low-cost transaction account categories, with both demand deposits and interest checking deposits rising 5%. This growth is primarily attributable to the corporation's community focus, high-quality service and extensive branch network.
     For the 22nd consecutive year, the net interest margin once again exceeded 5.00%, placing First Virginia third highest among the 50 largest banks in the country. Noninterest income, excluding nonrecurring items and credit card activities that have been eliminated, rose 9% in 1999 after rising 12% in 1998. Noninterest expense rose less than 1/2% despite additional spending related to Y2K.



Year Ended December 31                              1999   1998   1997
                                                   -----  -----  -----
Diluted net income per share - prior period        $2.53  $2.45  $2.32
                                                   -----  -----  -----
Net change during the year:
  Interest income                                   (.28)   .41    .56
  Interest expense                                   .36   (.14)  (.13)
  Provision for loan losses                          .09   (.05)   .01
  Gain on sale of mortgage servicing rights           -    (.02)  (.02)
  Gain on sale of branches                            -     .01    .03
  Gain on sale of credit card loans                  .23     -      -
  Gain on demutualization of insurance policies      .04     -      -
  Noninterest income                                (.02)   .18    .05
  Noninterest expense                               (.02)  (.28)  (.31)
  Income taxes                                       .01     -    (.02)
  Decrease (increase) in average
    common shares outstanding                        .06   (.03)  (.04)
                                                   -----  -----  -----
Net increase during the period                       .47    .08    .13
                                                   -----  -----  -----
Diluted net income per share - current period      $3.00  $2.53  $2.45
                                                   =====  =====  =====



AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES


                                                        1999
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
ASSETS                                           (Dollars in thousands)
Interest-earning assets:
Investment securities-available for sale:
  U.S. Government and its agencies         $   76,063   $  3,938     5.18%
  Other                                         6,869        338     4.93
Investment securities-held to maturity:
  U.S. Government & its agencies            1,739,337    100,165     5.76
  State, municipal and other (1)              345,038     20,548     5.95
                                           ----------   --------
      Total investment securities           2,167,307    124,989     5.77
                                           ----------   --------
Loans, net of unearned income:(2)
  Installment                               4,126,659    336,579     8.16
  Real estate                               1,115,877     92,136     8.26
  Other(1)                                    957,277     78,119     8.18
                                           ----------   --------
      Total loans                           6,199,813    506,834     8.17
                                           ----------   --------
Loans held for sale                             8,748        738     8.43
Money market investments                      280,736     13,799     4.92
Other earning assets(1)                        22,964      1,577     6.87
                                           ----------   --------
      Total earning assets and
         interest income                    8,679,568    647,937     7.47
                                                        --------
Noninterest-earning assets:
Cash and due from banks                       343,674
Premises and equipment                        158,019
Other assets                                  373,082
Allowance for loan losses                     (68,727)
                                           ----------
      Total Assets                         $9,485,616
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

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                        1999
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
LIABILITIES AND SHAREHOLDERS' EQUITY             (Dollars in thousands)
Interest-bearing liabilities:
  Interest checking                        $1,480,078   $ 12,396     0.84%
  Money market accounts                       981,337     29,778     3.03
  Savings deposits                          1,126,918     18,551     1.65
  Consumer certificates of deposit          2,343,015    108,651     4.64
  Large denomination certificates of deposit  439,782     21,345     4.85
                                           ----------   --------
      Total interest-bearing deposits       6,371,130    190,721     2.99
Short-term borrowings                         381,975     15,905     4.16
Long-term debt                                  2,755        288    10.45
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense                6,755,860    206,914     3.06
                                                        --------
Noninterest-bearing liabilities:
Demand deposits                             1,579,752
Other                                         119,573
Preferred shareholders' equity                    502
Common shareholders' equity                 1,029,929
                                           ----------
      Total liabilities and
        shareholders' equity               $9,485,616
                                           ==========
Net interest income and
   net interest margin                                  $441,023     5.08%
                                                        ========



AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES


                                                        1998
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
ASSETS                                           (Dollars in thousands)
Interest-earning assets:
Investment securities-available for sale:
  U.S. Government and its agencies         $   10,731   $    588     5.48%
  Other                                        10,383        296     2.85
Investment securities-held to maturity:
  U.S. Government & its agencies            1,765,227    106,483     6.03
  State, municipal and other (1)              174,737     11,928     6.83
                                           ----------   --------
      Total investment securities           1,961,078    119,295     6.08
                                           ----------   --------
Loans, net of unearned income:(2)
  Installment                               4,000,503    347,286     8.68
  Real estate                               1,066,779     93,850     8.80
  Other(1)                                    900,793     78,259     8.71
                                           ----------   --------
      Total loans                           5,968,075    519,395     8.70
                                           ----------   --------
Loans held for sale                            17,969      1,502     8.36
Money market investments                      511,967     27,530     5.38
Other earning assets(1)                        21,982      1,512     6.88
                                           ----------   --------
      Total earning assets and
         interest income                    8,481,071    669,234     7.89
                                                        --------
Noninterest-earning assets:
Cash and due from banks                       335,199
Premises and equipment                        162,580
Other assets                                  367,406
Allowance for loan losses                     (68,210)
                                           ----------
      Total Assets                         $9,278,046
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

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                        1998
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
LIABILITIES AND SHAREHOLDERS' EQUITY             (Dollars in thousands)
Interest-bearing liabilities:
  Interest checking                        $1,406,375   $ 19,272     1.37%
  Money market accounts                       886,224     30,003     3.39
  Savings deposits                          1,141,836     25,632     2.24
  Consumer certificates of deposit          2,450,375    121,574     4.96
  Large denomination
    certificates of deposit                   432,997     22,884     5.29
                                           ----------   --------
      Total interest-bearing deposits       6,317,807    219,365     3.47
Short-term borrowings                         315,668     14,660     4.64
Long-term debt                                  3,370        307     9.11
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense                6,636,845    234,332     3.53
                                                        --------
Noninterest-bearing liabilities:
Demand deposits                             1,499,935
Other                                         125,164
Preferred shareholders' equity                    549
Common shareholders' equity                 1,015,553
                                           ----------
      Total liabilities and
        shareholders' equity               $9,278,046
                                           ==========
Net interest income and
   net interest margin                                  $434,902     5.13%
                                                        ========

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES


                                                        1997
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
ASSETS                                           (Dollars in thousands)
Interest-earning assets:
Investment securities-available for sale:
  U.S. Government and its agencies
  Other
Investment securities-held to maturity:
  U.S. Government & its agencies           $1,666,939   $101,710     6.10%
  State, municipal and other (1)              158,065     11,191     7.08
                                           ----------   --------
      Total investment securities           1,825,004    112,901     6.19
                                           ----------   --------
Loans, net of unearned income:
  Installment                               3,766,026    327,645     8.70
  Real estate                               1,096,448     96,137     8.77
  Other (1)                                   849,224     76,956     9.03
                                           ----------   --------
      Total loans                           5,711,698    500,738     8.77
                                           ----------   --------
Loans held for sale                            13,395      1,089     8.13
Money market investments                      385,995     20,944     5.43
Other earning assets                           21,656      1,453     6.71
                                           ----------   --------
      Total earning assets and
         interest income                    7,957,748    637,125     8.01
                                                        --------
Noninterest-earning assets:
Cash and due from banks                       320,875
Premises and equipment                        158,610
Other assets                                  288,546
Allowance for loan losses                     (65,934)
                                           ----------
      Total Assets                         $8,659,845
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

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                        1997
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
LIABILITIES AND SHAREHOLDERS' EQUITY             (Dollars in thousands)
Interest-bearing liabilities:
  Interest checking                        $1,333,213   $ 23,016     1.73%
  Money market accounts                       739,184     22,547     3.05
  Savings deposits                          1,141,337     26,062     2.28
  Consumer certificates of deposit          2,403,908    118,654     4.94
  Large denomination
    certificates of deposit                   385,224     20,392     5.29
                                           ----------   --------
      Total interest-bearing deposits       6,002,866    210,671     3.51
Short-term borrowings                         254,861     12,040     4.72
Long-term debt                                  3,387        216     6.38
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense                6,261,114    222,927     3.56
                                                        --------
Noninterest-bearing liabilities:
Demand deposits                             1,354,254
Other                                          91,368
Preferred shareholders' equity                    629
Common shareholders' equity                   952,480
                                           ----------
      Total liabilities and
        shareholders' equity               $8,659,845
                                           ==========
Net interest income and
   net interest margin                                  $414,198     5.20%
                                                        ========

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                                            1999 Compared to 1998
                                             Increase (Decrease)
                                              Due to Change in
                                       ------------------------------
                                                               Total
                                        Average    Average   Increase
                                        Volume      Rate    (Decrease)
                                       --------   --------   --------
Interest income                                (In thousands)
---------------
Investment securities-available for sale:
  U.S. Government and its agencies     $  3,580   $   (230)  $  3,350
  Other                                    (100)       142         42
Investment securities-held to maturity:
  U.S. Government and
   its agencies                          (1,562)    (4,756)    (6,318)
  State, municipal and other*            11,625     (3,005)     8,620
                                       --------   --------   --------
    Total investment securities          13,543     (7,849)     5,694
                                       --------   --------   --------
Loans:
  Installment                            10,952    (21,659)   (10,707)
  Real estate                             4,319     (6,033)    (1,714)
  Other*                                  4,907     (5,047)      (140)
                                       --------   --------   --------
    Total loans                          20,178    (32,739)   (12,561)
                                       --------   --------   --------
Loans held for sale                        (771)         7       (764)
Money market investments                (12,434)    (1,297)   (13,731)
Other earning assets*                        68         (3)        65
                                       --------   --------   --------
    Total interest income                20,584    (41,881)   (21,297)
                                       --------   --------   --------
Interest expense
----------------
Interest checking                         1,010     (7,886)    (6,876)
Money market accounts                     3,220     (3,445)      (225)
Savings deposits                           (335)    (6,746)    (7,081)
Consumer certificates of deposit         (5,327)    (7,596)   (12,923)
Large denomination CDs                      359     (1,898)    (1,539)
                                       --------   --------   --------
    Total interest-bearing deposits      (1,073)   (27,571)   (28,644)
Short-term borrowings                     3,079     (1,834)     1,245
Long-term debt                              (56)        37        (19)
                                       --------   --------   --------
    Total interest expense                1,950    (29,368)   (27,418)
                                       --------   --------   --------
Net interest income                    $ 18,634   $(12,513)  $  6,121
                                       ========   ========   ========
 * Fully taxable-equivalent basis

  The increase or decrease due to a change in average volume has been determined by multiplying the change in average volume by the average rate during the preceding period, and the increase or decrease due to a change in average rate has been determined by multiplying the current average volume by the change in average rate.

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                                            1998 Compared to 1997
                                             Increase (Decrease)
                                              Due to Change in
                                       ------------------------------
                                                               Total
                                        Average    Average   Increase
                                        Volume      Rate    (Decrease)
                                       --------   --------   --------
Interest income                                (In thousands)
---------------
Investment securities-available for sale:
  U.S. Government and its agencies     $    588   $   -      $    588
  Other                                     296       -           296
Investment securities-held to maturity:
  U.S. Government and its agencies        5,997     (1,224)     4,773
  State, municipal and other*             1,167       (430)       737
                                       --------   --------   --------
    Total investment securities           8,048     (1,654)     6,394
                                       --------   --------   --------
Loans:
  Installment                            20,400       (759)    19,641
  Real estate                            (2,601)       314     (2,287)
  Other*                                  4,673     (3,370)     1,303
                                       --------   --------   --------
    Total loans                          22,472     (3,815)    18,657
                                       --------   --------   --------
Loans held for sale                         372         41        413
Money market investments                  6,835       (249)     6,586
Other earning assets*                        22         37         59
                                       --------   --------   --------
    Total interest income                37,749     (5,640)    32,109
                                       --------   --------   --------
Interest expense
----------------
Interest checking                         1,263     (5,006)    (3,743)
Money market accounts                     4,485      2,971      7,456
Savings deposits                             11       (441)      (430)
Consumer certificates of deposit          2,294        625      2,919
Large denomination CDs                    2,529        (37)     2,492
                                       --------   --------   --------
    Total interest-bearing deposits      10,582     (1,888)     8,694
Short-term borrowings                     2,873       (253)     2,620
Long-term debt                               (1)        92         91
                                       --------   --------   --------
    Total interest expense               13,454     (2,049)    11,405
                                       --------   --------   --------
Net interest income                    $ 24,295   $ (3,591)  $ 20,704
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

STATEMENT OF INCOME
-------------------

NET INTEREST INCOME

     The table on pages 13 through 18 details the increase in earning assets, interest-bearing liabilities and demand deposits for the last three years, along with the related levels of fully taxable-equivalent interest income and expense. The variance in interest income and expense caused by differences in average balances and rates is shown on pages 19 and 20.
     The prosperous national economy continued to surge at 1999's year-end, setting a record as the longest period of economic expansion in the nation's history. 1999 also marked a recovery in the international markets. They all showed sustained growth following the 1998 Asian and Russian crises, which precipitated a worldwide crisis. As a result, the Federal Reserve moved in late 1998 to stabilize the monetary markets and lowered interest rates in three successive 1/4% drops. However, with the surging national and international economies in 1999, the Federal Reserve moved to a more restrictive stance and increased rates three times in similar 1/4% increments. The threat of higher rates and possible Federal Reserve actions had the impact of increasing interest rates throughout 1999, raising bond yields over 1% and effectively eliminating the real estate loan refinance market.
     First Virginia maintains a very liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. Due to the nature of its deposit base, however, First Virginia will generally perform better in periods of higher interest rates than lower rates. During 1999, the net interest margin declined five basis points to 5.08% compared to 5.13% in 1998 and 5.20% in 1997. However, most of this drop in the margin occurred early in the year when rates were still low from the interest rate declines in 1998. With the rising interest rates, First Virginia saw a steady expansion in its net interest margin as lower-yielding assets were replaced with higher-yielding loans.
     First Virginia relies almost entirely on its branch network to supply it with a relatively low-cost source of funds, and it has no purchased funds and does not need to hedge its position with derivative securities of any kind. This has produced one of the highest net interest margins among the country's largest banks on a consistent basis. 1999 was the 22nd consecutive year that First Virginia had a net interest margin of at least 5.00%.

Net Interest Margin
(the higher, the better)
                                National
             First   Southern     Peer
           Virginia  Regionals   Group
           --------  ---------  --------
1999          5.08%      4.21%     4.23%
1998          5.13       4.27      4.42
1997          5.20       4.51      4.70
1996          5.06       4.44      4.53
1995          5.00       4.46      4.51

Southern Regionals: Banking companies with assets over $2 billion (25 in
                    1999)
National Peer Group: Banking companies with assets of
                     between $5 and $10 billion (28 in 1999)

Source: Keefe, Bruyette & Woods

     The yield on earning assets declined 42 basis points in 1999, primarily the result of a decrease in the yield on loans of 53 basis points to 8.17%. In 1998, deposits grew at a faster rate than they could be employed in loans, resulting in an unwanted short-term buildup in liquidity, particularly in lower-yielding money market investments and securities. In 1999, however, loan demand was strong, most notably for automobile loans, while deposit growth was weaker. This resulted in a shift of earning assets out of short-term money market investments and into loans and investment securities. The demand for high-quality, automobile loans was strong in 1999, and yields in this category were only slightly less than historic spreads, thus contributing to the decline in the net interest margin. The spreads on commercial loans and real estate loans also declined more than interest rates in general as banks and other financial services providers attempted to sustain the volumes of the past several years. In the last half of the year, the corporation allowed all of its maturing investment securities to be reallocated to either loans or general liquidity to have sufficient funds for potential Y2K-related customer withdrawals. This had a negative impact on the net interest margin in the fourth quarter.
     After remaining unchanged for three years, the cost of funds declined at an even greater pace in 1999, dropping 47 basis points to 3.06%. Interest checking rates dropped 53 basis points to .84% and continued to drop at year-end, despite the overall increase in interest rates. In contrast, certificates of deposit rates dropped only 32 basis points to 4.64% and were accelerating rapidly at year-end, pointing to increased rate competition in early 2000. Average money market accounts increased 11% in 1999, following a 20% increase in 1998 when the corporation initiated a program to increase the proportion of deposit dollars coming from this relatively lower-cost source of funds. An increase in the interest rate in this category, relative to other deposit categories, was responsible for a 34 basis point increase in the cost of these accounts in 1998, although they declined in cost by 36 basis points in 1999. Consumers still prefer shorter-term categories of deposits, preferring the flexibility that these instruments provide in contrast to the higher yields they can receive by extending the term of their savings instruments.

PROVISION FOR LOAN LOSSES

     The provision for loan losses declined 32% in 1999, despite a 5% increase in outstanding loans. The total provision in 1999 was $14.190 million compared to $20.800 million in 1998 and $17.177 million in 1997. The decline in 1999 can be directly related to a decline in net charge-offs of $9.171 million as asset quality improved in all lines of the corporation's business. During the first quarter of 1999, the corporation sold the remaining portion of its credit card loan portfolio, which accounted for the single largest dollar amount and percentage of loan charge-offs in 1998 and 1997. Virtually all other categories of loans had reductions in net charge-offs in 1999, reflecting the overall improvement in asset quality and the strength of the economy. In 1999, the net charge-off ratio was cut in half to .16% of average loans compared to .32% in 1998 and .31% in 1997. It has averaged .25% over the past five years.
     The corporation has a lower risk exposure to charge-offs than many banks because most of its loans are made in small amounts to consumers and are generally well secured by assets such as automobiles or real estate. These loans also have regular monthly repayment schedules, and their average duration is substantially less than their stated lives. The balance of the corporation's loans are made primarily to small- and medium-sized businesses
in the corporation's trade area and are well secured.   The corporation does
not have any international, national or highly leveraged credits, nor does it have any concentration of credit in any one industry that exposes the loan portfolio to adverse risk. While approximately 49% of the corporation's loan portfolio is comprised of automobile sector loans, the loans are for relatively small amounts to consumers and have regular monthly payment schedules and are of the highest quality so that the risk of exposure is very limited. The corporation has avoided the subprime segment of both the automobile and home equity loan markets.

NONINTEREST INCOME

     Noninterest income increased 17% in 1999 to $136.604 million compared to a 13% increase in 1998 to $116.775 million. First Virginia increased the proportion of income received from noninterest sources to 24% in 1999 and to 21% in 1998 compared to a more historic range of 20%. This is in line with the corporation's objective of increasing the share of income from noninterest sources to reduce its traditional dependence on the net interest margin.
     Income from service charges on deposits is the single largest component of noninterest income, and it increased 20% in 1999 following an 11% increase in 1998. The 1998 increase in service charge income was primarily attributable to a 9% increase in transaction accounts. The 1999 increase, in contrast, was more the result of a change in assessing service charges on deposit accounts, the result of the corporation's move to value-based pricing late in 1998. In addition, the corporation has been actively pursuing multi-location national accounts such as food stores, convenience stores and fast food operators in its marketplace.
     Income from electronic banking services, primarily ATM and debit card fees, slowed during 1999, following several years of significant growth.
Fees from this category declined 3% in 1999 after rising 17% in 1998, 38% in 1997 and 55% in 1996. This rapid growth occurred when the corporation took advantage of its ATM network and assessed noncustomers a fee for the convenience of using the corporation's machines. This activity slowed in 1999, as consumers began to modify their behavior, making fewer but larger transactions from ATMs and utilizing their own service provider's machines first. It is not anticipated that this category will show significant growth in 2000, although debit card activity is expected to increase dramatically in mid-2000 as the corporation introduces its own debit card.
     Insurance income also slowed during 1999 with income increasing 3% following an increase of 12% in 1998. With high interest rates causing a decline in home sales, commissions for title insurance declined slightly following several years of double-digit growth. Also, in response to national concerns over privacy issues, the corporation slowed down its direct mail marketing to customers of its banking and nonbank subsidiaries. Sales of annuity products more than tripled as the corporation's insurance company increased the number of agents selling insurance and brokerage services. Credit life insurance sales continued their slow decline as lower rates and lower loan volumes made their impact.
     Income from trust services continued its strong growth record, rising 13% in 1999 following increases of 9% in 1998, 20% in 1997 and 12% in 1996. With more emphasis on new sales, larger account balances and more commercial trust services, the margin in this line has improved significantly over the last several years.
     The corporation determined that its credit card activities no longer met its strategic objectives and desired returns. As a result, it sold the remainder of its credit card loan portfolio and merchant processing business to companies with national concerns that can provide a better value for its customers and greater income to First Virginia. In the fourth quarter of 1998, a portion of the credit card portfolio was sold at a gain of $1.364 million, and the balance of the portfolio and the merchant business was sold in 1999 at a gain of $17.899 million. Ongoing income from credit card activities was almost eliminated by the end of the second quarter of 1999, and gross income from this area declined 56% to $5.439 million in 1999 and will virtually disappear in 2000.
     Other income in 1998 included a gain of $2.081 million from the sale of seven offices in Maryland. In 1997, other income included a gain of $2.066 million from the sale of three branches in southwest Virginia that were required to be divested as part of the acquisition of Premier Bankshares Corporation. In prior years, the corporation regularly made a sale of mortgage servicing rights and realized gains of $1.5 million in both 1997 and 1996. In late 1997, the servicing activities of the corporation's mortgage loan subsidiary were largely eliminated and mortgage loans are now originated and sold with servicing released so that no significant gains have been recorded in 1998 or 1999.
     The corporation recognized gains of $.852 million in 1999 and $1.007 million in 1998 from the sale of equity securities. The corporation's policy is to hold virtually all of its fixed- income securities to maturity and, accordingly, there were no security sales producing gains or losses in 1997, with the exception of some bonds called by the issuer prior to the maturity date.

NONINTEREST EXPENSE

     The growth in noninterest expenses slowed dramatically in 1999 to under 1/2% following increases of 7% in 1998 and 9% in 1997. The growth in noninterest expenses in 1998 was related to the acquisition of 12 branches on Maryland's Eastern Shore and in 1997 to the acquisition of Premier Bankshares, accounted for as a purchase. However, excluding the impact of the acquisition-related expenses, noninterest expense in 1998 and 1997 would have been up less than 3% in each year. The efficiency ratio improved slightly in 1999, dropping to 56.3% from 57.0% in 1998 and 56.7% in 1997.


Efficiency Ratio
(the lower, the better)
                                National
             First   Southern     Peer
           Virginia  Regionals   Group
           --------  ---------  --------
 1999         56.3%      58.3%     58.2%
 1998         57.0       58.2      57.5
 1997         56.7       58.4      58.3
 1996         57.0       59.0      59.2
 1995         58.2       61.0      59.3


     Salaries and employee benefits increased 1% in 1999 due to lower health care costs and to a 64% reduction in stock-related compensation benefits to $.477 million after peaking in 1997 at $3.351 million. In 1998, salaries and employee benefits rose 5%, and in 1997 they rose 8%, due in part to the additional branch offices purchased in 1998 and the Premier acquisition in 1997. Pension plan expense decreased 32% in 1999 as the investment yield on the fund's assets have substantially outperformed underlying assumptions for several years. In 1998, pension expense increased 20% after falling 44% in 1997, a result of required changes in the discount rate assumption used to calculate future benefit liabilities.

     Equipment expense rose 8% in 1999 following increases of 12% in 1998 and 14% in 1997. The corporation has updated many of its systems over the past several years in preparation for the Y2K turnover, significantly increasing its capabilities in customer delivery and service. As of December 31, 1999, $22 million has been incurred since the inception of Year 2000 projects; future expenditures are expected to be nominal. The changeover to Year 2000 was successfully completed with no significant customer service issues. We will continue to monitor all business processes throughout 2000 to address any issues that might arise and ensure that all processes continue to operate successfully. We will also monitor customers, vendors and other third parties for Year 2000-related issues.
     The growth in amortization of intangibles expense slowed during 1999 to $.424 million for a total of $15.048 million following increases of $3.297 million in 1998 and $3.288 million in 1997. The increases in 1999 and 1998 were due primarily to the acquisition of 12 branch offices from competitors and the payment of a deposit intangible. In addition, the 1997 Premier acquisition caused intangibles amortization expense to increase in 1998 and 1997. Since 1994, First Virginia has accounted for all of its acquisitions using the purchase method of accounting.
     All other noninterest expenses declined 5% in 1999 following increases of 10% in 1998 and 5% in 1997, a result of the inclusion of Premier in both years. Advertising expenses declined 23% to a more normal level, following a 14% increase in the prior year when the corporation increased advertising expenditures to capitalize on the consolidations and mergers in its markets and attract new customers. Legal and professional fees increased $1.794 million following a $1.349 million increase in 1998 due to the use of outside consultants for some Year 2000 conversion work and fees related to the corporation's new approach to service charges on deposit accounts. This expense should decline significantly in 2000 with the completion of these projects. Credit card expenses declined $3.972 million in 1999 with the sale of the credit card portfolio and should drop an additional $4.9 million in 2000. Telecommunication expenses declined 9% as the corporation achieved certain efficiencies in its telephone network, following a 14% rise in 1998 when capabilities were increased substantially.

PROVISION FOR INCOME TAXES

     Income tax expense in 1999 increased $8.534 million to $77.968 million, primarily as a consequence of an increase in pretax income. The effective tax rate declined in 1999 to 34.1% after remaining steady at 34.8% in both 1998 and 1997. The decline in the effective tax rate was caused by an increase in the proportion of the corporation's investment portfolio held in tax-exempt securities. Prior to 1998, the corporation had steadily decreased its investment in tax-exempt securities because of changes in tax laws enacted in the 1980s that made them a relatively less attractive form of investment than other securities. In late 1998, an international crisis in the securities markets placed a greater value on safety over yield, causing municipal securities to become slightly more attractive to the corporation than U.S. Treasury securities. As a consequence, the corporation almost doubled the amount of funds invested in tax-exempt securities in 1999, which resulted in the reduction in the corporation's effective tax rate. With the return of the bond markets to a more traditional yield relationship, it is anticipated that the corporation will return to its long-term trend of gradually reducing tax-exempt securities as a percentage of its investment portfolio and that the effective tax rate will gradually rise.



BALANCE SHEET
-------------

     First Virginia's lending portfolio is its primary earning asset, generating approximately 65% of the corporation's gross income. Nearly all earning assets are funded from deposits originated through the corporation's network of branch offices or from capital. Other sources of funding include customer repurchase agreements and commercial paper originated from business customers who utilize the corporation's cash management products, which are functionally equivalent to deposits. The corporation does not fund any of its earning assets from "purchased" deposits or other nondeposit funding sources, nor does it sell or securitize any of its earning assets. The corporation's objective is to invest 70-85% of its total deposits and short-term borrowings in loans. In 1999, the loan to funding liabilities rate was 74%, an increase from the 73% funding rate achieved in 1998. This increase was due to a 4% rate of growth for loans compared to a 2% increase in funding liabilities.
     The table below shows the average balances of the various categories of earning assets as a percentage of total earning assets for the years indicated.


                                1999    1998    1997    1996    1995
                               ------  ------  ------  ------  ------
Loans ....................      71.43%  70.37%  71.78%  68.76%  67.96%
Securities................      24.97   23.12   22.93   26.55   27.36
Money market investments..       3.23    6.04    4.85    4.30    4.34
Loans held for sale.......        .10     .21     .17     .19     .21
Other earning assets......        .27     .26     .27     .20     .13
                               ------  ------  ------  ------  ------
Total.....................     100.00% 100.00% 100.00% 100.00% 100.00%
                               ======  ======  ======  ======  ======

LOANS

     Even though average loans increased by 4% during both 1999 and 1998, internal loan growth was much stronger in 1999. The corporation made the strategic decision to exit the credit card lending business, and in late 1998 and again in the first quarter of 1999, it sold portions of its credit card loan portfolio. By the end of the first quarter of 1999, the corporation had sold its entire portfolio of credit card loans, which reduced average loans by $120.760 million in 1999. Excluding the impact of this sale, average loans would have been up 6% in 1999. The 1998 growth in loans was also impacted by the acquisition of Premier Bankshares in 1997, which was accounted for as a purchase. Excluding the impact of this acquisition, average loans would have increased only 1% in 1998.
     The largest component of First Virginia's loan portfolio is automobile-related loans, particularly loans originated through automobile dealerships. The corporation is a full service provider to the automobile dealership community and makes loans to consumers to finance their purchase of automobiles, loans to dealers to finance their inventory of automobiles and, to a lesser extent, their facilities. As the corporation has exploited this expertise over the past five years, the percentage of loans that are automobile related increased from 38% of the loan portfolio at the end of 1994, to 51% at the end of 1999.
     Outstanding automobile loans to consumers originated through dealers increased 17% at the end of 1999 compared to 1998 and were up 13% in 1998 compared to 1997. Over the past several years, the corporation consolidated all of its dealer automobile origination activities into a separate company, which will enhance its service capabilities and take advantage of new
technology.   As a consequence, new loan production increased 22% in 1999 and
15% in 1998 compared to a 4% increase in 1997. The corporation opened two new sales offices in 1999 in Pittsburgh and Atlanta as part of its strategy to gradually expand its market, primarily in the Southeastern and Mid-Atlantic regions.
     First Virginia concentrates on the highest quality automobile loans, primarily "A" and "B" credits. Most of these loans are made to consumers and are secured by new cars with a maximum term of five years. The loan portfolio's high quality means net charge-offs are significantly below industry averages and servicing and funding costs are among the lowest in the industry, giving the corporation a competitive advantage over less efficient producers. First Virginia uses an experienced loan reviewer in underwriting each loan in these local loan production offices and does not rely on credit-scoring models. This allows the corporation to give highly personal service and quick approval to the dealer originating the loan. Once made, the loans are serviced centrally to insure consistency and quality of collection at the lowest cost.
     The corporation also makes loans directly to dealers to finance their sales inventory (floor plan loans), which are fully secured by specific automobiles. Average floor plan loans rose 4% in 1999 as dealers increased inventories to take advantage of one of the strongest new car sales years in recent history. This followed several years of declining floor plan loan balances as dealers aggressively managed their inventories to reduce the inventories on their lots. The corporation also offers dealers a leasing product and subprime loan alternatives through unaffiliated partners who bear the entire risk for these transactions. The corporation acts as an agent for these partners and receives a fee in return for its origination activity. Income from these sources was immaterial in 1999 and 1998 but is part of the corporation's total service approach to the dealer community. First Virginia is committed to being a full financial-service provider to the automobile market, regardless of swings in the economic cycle, and it devotes its primary lending resources to this area.
     Home equity loans are the second largest component of the corporation's lending portfolio, comprising approximately 13% of outstanding loans at the end of 1999. These loans have declined steadily over the last several years with the exception of 1997 when the Premier Bankshares acquisition caused a 7% increase. In 1999, they declined an average of 13%, as strong home sales and refinance activity in 1998 and early 1999 induced consumers to pay off and consolidate both their existing higher-cost home equity loans and other consumer credit debts into new first mortgage loans at cheaper rates. By mid-1999, however, this refinance activity had slowed considerably as interest rates began to increase, making refinancing a less desirable alternative. First Virginia pursues the highest quality home equity loans with low loan-to-value ratios that enable the corporation to show a nominal net charge-off rate. These loans are originated through the corporation's branch network.
     Residential real estate loans are the next largest component of the loan portfolio and comprise approximately 10% of total loans. This category rose a modest 2% in 1999 after a 21% increase in 1998. The increase in 1998 was a result of the corporation's decision to increase its 15-year, fixed-rate real estate loans that have many of the characteristics of a home equity loan.
The corporation's real estate loan portfolio has not been as subject to early prepayment as some banks' portfolios because it limits itself primarily to 15-year, fixed-rate loans. These loans do not contain the same prepayment risk as adjustable-rate mortgages or mortgages with longer contractual lives that are likely to be refinanced when interest rates decline.
     Average commercial loans increased 3% in 1999 and 1998 after advancing 34% in 1997. Although loan activity was strong in this area, paydowns on existing loans were also heavy both years as a healthy economy and strong earnings reduced the financing requirements of the corporation's commercial customers. With the strong demand for high-quality credits, some borrowers refinanced their commercial loans with competitors. The increase in outstanding loans in 1997 was a direct result of the acquisition of Premier Bankshares, which had a greater percentage of its loan portfolio in this area. The corporation makes its loans to small- and medium-sized businesses in the communities served by its affiliate banks, including loans to government contractors, high tech companies, hospitals, churches and country clubs. These loans are typically in amounts between $1 to $5 million, generally with a maximum amount of $15 million.
     With the significant increase in commercial property construction in recent years, average construction and land development loans increased 19% in 1999 following a nominal rise in 1998. The corporation makes construction loans primarily for residential development projects or commercial office space that is built for use, and it does not lend for speculative unleased properties. This type of loan comprised only 2% of outstanding loans at the end of 1999. Average commercial real estate loans increased 5% in 1999, following a 1% increase in 1998 and 9% increase in 1997. The corporation's commercial real estate loans are mostly made for owner-use properties, generally carrying floating or adjustable-interest rates.

                                    LOANS

                                            December 31
                         1999       1998       1997       1996       1995
                      ---------- ---------- ---------- ---------- ----------
                                          (In thousands)
Consumer:
 Automobile...........$3,142,049 $2,711,582 $2,445,958 $2,167,802 $1,836,603
 Home equity, fixed-
  and variable-rate...   830,263    892,246  1,054,522    987,514  1,091,858
 Revolving credit loans,
  including credit cards  28,502    136,474    201,830    214,615    207,931
 Other................   316,425    340,424    354,944    317,764    300,157
Real estate:
 Construction and
  land development....   145,753    125,667    124,366    113,211     97,974
 Commercial mortgage..   557,628    581,628    572,961    523,251    489,225
 Residential mortgage,
  (Excluding loans
    held for sale)....   650,580    637,239    528,218    504,962    470,994
 Other................   109,889    104,066     94,964     88,378     68,431
Commercial............   604,311    563,889    560,215    447,290    474,903
                      ---------- ---------- ---------- ---------- ----------
Loans, net of
 unearned income      $6,385,400 $6,093,215 $5,937,978 $5,364,787 $5,038,076
                      ========== ========== ========== ========== ==========








INVESTMENT SECURITIES

     The corporation has classified virtually all of its investment portfolio as held to maturity because it has both the ability and the intention to hold these securities to their stated maturity. Approximately 6% of the portfolio is classified as available for sale, either to provide additional liquidity in certain circumstances or because the special nature of the securities requires that they be classified as available for sale. The corporation has constructed its portfolio in a "laddered" approach so an approximately equal amount matures each month. This supplies liquidity to fund loan growth and provides for a natural hedge against changes in interest rates. The corporation generally does not invest in mortgage-backed securities, collateralized mortgage obligations, structured notes or other types of derivative securities.
     Average outstanding investment securities increased 11% in 1999 following a 7% increase in 1998. Most of this growth occurred in 1998 and early 1999 when deposit growth was stronger than the growth in loans. During the second quarter of 1999, loan growth accelerated, and from June forward only minimal reinvestment occurred in the portfolio as maturing securities were used to fund loan growth and to provide liquidity for potential Y2K-related deposit withdrawals. In 1997, average securities declined 9% as a result of the need to fund loan growth and the acquisition of Premier Bankshares.
     The corporation places primary importance on safety and liquidity in its investment portfolio. Accordingly, the majority of the portfolio is invested in U.S. Government and agency securities with maximum lives of approximately five years. At the end of 1999, the 34-month average term of these securities was unchanged from the end of 1998. Because of the callable nature of some of these securities, the actual duration of the portfolio may be slightly less than 34 months. At December 31, 1999, U.S. Government and agency securities comprised 82% of the securities portfolio compared to 87% at the end of 1998. In the last two years, a greater percentage of new securities has been placed in tax-exempt municipal securities, reversing a trend begun in 1982 when changes in federal income tax laws reduced the tax benefits derived by banks for investing in them. In 1998, the collapse of Russian and some Asian bond markets precipitated a flight to high-quality U.S. Treasury securities, which decreased the relative yield of these securities compared to municipal securities. As a result, the corporation was able to purchase more high-quality municipal securities at a spread over U.S. Treasury securities that met the corporation's investment criteria.

MONEY MARKET INVESTMENTS

     Money market investments, consisting primarily of federal funds sold and securities repurchase agreements, are generally governed by the size of normally anticipated deposit swings and loan demand. In 1999, average money market investments declined 45% to $280.736 million as these funds were employed to fund strong loan growth. In 1998 and 1997, these investments increased 33% and 19%, respectively, as a decline in interest rates and a flat-to-inverted yield curve made these investments relatively more attractive.


DEPOSITS

     Average deposits rose $133.140 million or 2% in 1999 with the majority of growth occurring in the relatively lower-cost transaction account categories. Interest rates rose slightly throughout the year as the Federal Reserve reversed the three 1/4% rate decreases in the second half of 1998 and increased rates by a comparable amount in 1999. Despite the rising interest rate background, the cost of funds declined steadily throughout the year as maturing savings instruments were renewed at lower rates than paid on the original instruments. By year-end, however, the cost of funds began to increase, particularly for certificates of deposit.
     The corporation offers a variety of accounts that appeal to different target groups. The FirstVantage Plus account, which offers an attractive array of features to the high-balance customer, was enhanced in 1998 and grew substantially in both 1999 and 1998. Other accounts, appealing more to the typical mid-balance customer, provide relationship linkages that avoid service charges. The corporation's extensive branch office network creates a strong retail focus, resulting in a higher percentage of customers maintaining balances in transaction accounts compared to other banks. In 1999, 38% of the corporation's average deposits were comprised of demand and interest checking accounts, up slightly from the 37% these accounts comprised of 1998 total deposits.


Average Deposits
(Millions of Dollars)
                                  1999     1998     1997
                                 ------   ------    ------
Noninterest Bearing              $1,580   $1,500    $1,354
Interest Checking                 1,480    1,406     1,333
Money Market                        981      886       739
Savings                           1,127    1,142     1,141
Consumer CDs                      2,343    2,450     2,404
Large Denomination CDs              440      433       385
                                 ------   ------    ------
                                 $7,951   $7,817    $7,356
                                 ======   ======    ======

     Average demand deposits and interest checking accounts rose 5%, an increase that may be attributable to the convenience and service afforded by the corporation's many branch locations. Average money market accounts rose 11% to $981.337 million in 1999, after rising 20% in 1998 as a result of the corporation's successful efforts to increase this category with premium rates slightly higher than competing banks. After remaining basically unchanged in 1998, consumer savings accounts declined slightly by 1% during 1999, and have been stable to slightly declining for the past five years.
     Competition for certificates of deposit increased steadily in 1999 as interest rates increased and, as a consequence, average outstanding certificates declined 4% to $2.343 billion following the 2% increase in 1998 as a result of the acquisition of branches in Maryland's and Virginia's Eastern Shore area. By year-end, as rising interest rates for consumer certificates of deposit made them more attractive to consumers, the corporation witnessed some growth in this deposit category late in the fourth quarter. Prior to that, the strength of the stock market and the growth in mutual funds had reduced some of the attractiveness of certificates of deposit as investment vehicles. Large denomination certificates of deposit increased 2% during 1999 after rising 12% in 1998. Most of these funds come from the corporation's core consumer customers and pay interest at the same rate as other consumer certificates of deposit. State and political, and negotiated-rate jumbo certificates, which are traditionally considered to be a more volatile and costly source of funds, were relatively unchanged over the last three years and comprise only 1% of total average deposits. Most of the purchasers of these certificates maintain other deposit or lending relationships with the corporation. The corporation does not purchase brokered deposits nor does it solicit deposits outside of its primary market areas.
     Maturity ranges for certificates of deposit with balances of $100,000 or more on December 31, 1999, were (in thousands):


One month or less..............................................  $ 59,160
After one through three months.................................    90,007
After three through six months ................................   107,994
After six through twelve months ...............................   131,271
Over twelve months.............................................    80,208
                                                                 --------
   Total.......................................................  $468,640
                                                                 ========

OTHER INTEREST-BEARING LIABILITIES

     Short-term borrowings consist primarily of securities sold by the affiliate banks with an agreement to repurchase them on the following business day and commercial paper issued by the parent company. These short-term obligations are issued principally as a convenience to commercial customers in connection with the corporation's cash management services. Average short-term borrowings from these sources increased 21% in 1999, 24% in 1998 and 21% in 1997, reflecting the increase in the number of commercial customers taking advantage of the corporation's sophisticated cash management services.
     Long-term debt is comprised of capitalized lease obligations on branch office facilities that are not subject to prepayment and one equipment note for the purchase of the corporation's mainframe computer.


SHAREHOLDERS' EQUITY

     First Virginia has historically been one of the most highly capitalized banking companies in the nation, a reflection of its principles of safety, profitability and growth, in that order. The ratio of total capital to total assets increased 55 basis points to 10.90% at the end of 1999. This increase was primarily attributable to the growth in net income retained in capital and to a 1% decline in total assets. In 1998, the capital to assets ratio had declined 87 basis points to 10.35% as a result of greater growth in assets, increased dividends to shareholders, and an active share repurchase program. These ratios are significantly higher than the 8.20% capital to assets ratio maintained by banks in the corporation's peer group of $5- to $10 billion asset-sized banks. Total capital increased 4% in 1999 to $1.030 billion, however, book value per share increased at a slightly faster rate of 6% to $20.95 aided by the corporation's share repurchase program that reduced the total number of shares outstanding by 2%.










Return on Total Average Equity
(the higher, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1999        14.64%     15.15%    15.86%
 1998        12.81      14.40     14.32
 1997        13.10      15.75     16.03
 1996        13.38      14.79     14.06
 1995        13.34      15.00     14.46



     In 1999, the Board of Directors approved a new share repurchase program for 6.0 million shares, replacing the previous program that was nearly completed. During 1999, the corporation purchased 1,019,200 shares of stock at a total cost of $43.969 million, leaving 5,198,800 shares eligible for repurchase under the most recently approved program. Since 1993, several plans to repurchase the corporation's common stock have been approved, and the corporation has purchased an average of 1.7 million shares per year. The corporation has repurchased approximately 17% of its shares at a total cost of $362.683 million, and over the same period, it still increased capital by $338.986 million. In the course of its repurchase programs, the corporation has employed the use of equity put warrants and accelerated share repurchase contracts.
     First Virginia and its affiliate banks are required to comply with capital adequacy standards established by the Federal Reserve and the FDIC. Because of the high level of capital and the conservative nature of its assets, the corporation exceeded the additional regulatory risk-based capital requirements by wide margins. The Tier 1 risk-based capital ratio increased 53 basis points to 12.67% while the Total risk-based capital ratio rose 50 basis points to 13.70%. The increases followed two years of declines in the ratios caused by growth in total assets, a slight decline in capital and a shift in assets out of the investment portfolio and into higher-risk rated loans. The leverage ratio increased 49 basis points to 9.22% compared to 8.73% at the end of 1998. Each of the corporation's individual banks maintains capital ratios well in excess of regulatory minimums, and all qualify as "well capitalized" banks, allowing them the lowest FDIC premium rate and freedom to operate without restrictions from regulatory bodies.


Asset Quality
-------------

     The corporation has a number of policies, reviewed regularly by senior management, to ensure that the risk in lending and investment activities is minimal, while the profit is consistent with the exposure to risk. Each affiliate bank's internal loan monitoring system also provides a detailed monthly report of production, delinquencies, and nonperforming and potential problem loans. This careful monitoring has resulted in a consistent record of low delinquencies and charge-offs, as well as few nonperforming loans in relation to the entire loan portfolio.
     The corporation has no foreign or highly leveraged transaction loans, and loans are only made within the trade areas of the affiliated banks or in adjacent states where the corporation maintains loan production offices generating high quality consumer installment loans. Loans are generally not participated with nor purchased from banks outside of the First Virginia affiliated group. In addition, participations between banks within the First Virginia group must first be shared with the corporation's lead bank, where a second comprehensive loan review process is performed. Approximately 78% of the corporation's loans are made to consumers and are normally secured by personal or real property.
     First Virginia has no significant concentrations of credit to a single industry or borrower, and its loans are spread throughout its market area. The corporation's legal lending limit to any one borrower is approximately $116 million; however, it generally limits its loans to any one borrower and related interests to $15 million. In special cases, the corporation may exceed its internal guideline.
     One of the corporation's specialty loan areas is the automobile finance area, and loans are made to consumers, both directly through the corporation's branch network and indirectly through automobile dealerships. Roughly 49% of the total loan portfolio is comprised of consumer automobile loans, but because loan amounts are relatively small and spread across many individual borrowers, the risk of any major charge-offs is minimized. The corporation's automobile loans consist primarily of the highest quality loans, commonly referred to in the industry as "A" and "B" quality loans. These loans contain substantially fewer risk characteristics than lower quality "C" and "D" subprime loans and have lower delinquencies, charge-offs and collection costs. During periods of economic weakness, subprime loan categories generate very high delinquencies and charge-offs, while the high-quality loans the corporation specializes in experience only modestly higher delinquencies and charge-offs. The corporation also makes loans directly to high-quality automobile dealers to finance their inventories.

NONPERFORMING ASSETS

     Nonperforming assets continued to decline in 1999 by $1.951 million to $19.839 million as compared to $21.790 million at the end of 1998. As a percentage of total loans and real estate acquired by foreclosure, nonperforming assets declined five basis points to .31%, a record low for the corporation. The ratio of nonperforming assets has been steadily declining since 1990 and has consistently been much lower than the average for similar sized banks in the corporation's national and regional peer groups. There were no concentrations of foreclosed real estate or nonaccruing loans in any specific geographic location or type of property, and the majority of nonperforming assets were comprised of smaller-balance loans to consumers.



Nonperforming Assets Ratio
(the lower, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1999         0.31%      0.51%     0.48%
 1998         0.36       0.51      0.54
 1997         0.44       0.55      0.62
 1996         0.48       0.56      0.54
 1995         0.57       0.66      0.58





     The table below shows the total of nonperforming assets at the end of each of the past five years. Experience has shown that actual losses on nonperforming assets are only a small percentage of such assets. The corporation expects to recover virtually all of its nonperforming assets, many with full interest. Included in the allowance for loan losses is an allocation of $.490 million to provide for possible losses on nonaccruing and impaired loans.



                                              December 31
                                1999     1998     1997     1996     1995
                               -------  -------  -------  -------  -------
                                             (In thousands)
Nonaccruing loans ........     $14,507  $14,654  $16,281  $14,906  $17,066
Restructured loans........       1,829    2,441    4,861    5,537    4,260
Properties acquired
 by foreclosure...........       3,503    4,695    5,282    5,140    7,680
                               -------  -------  -------  -------  -------
  Total...................     $19,839  $21,790  $26,424  $25,583  $29,006
                               =======  =======  =======  =======  =======
Percentage of total loans and
 foreclosed real estate            .31%     36%     .44%     .48%     .57%


Loans 90 days past due....     $12,401  $17,162  $14,734  $ 8,919  $ 6,262


Percentage of total loans.         .19%    .29%     .25%     .17%     .12%


     Loans past due 90 days or more also declined at the end of 1999 by $4.761 million to $12.401 million or .19% of total loans as compared to $17.162 million and .29% of total loans at the end of 1998. The corporation's delinquency ratio is significantly below industry averages and reflects the high overall quality of the corporation's loan portfolio.
     Loans are classified as nonaccrual when full collectibility of principal or interest is in doubt; when repossession, foreclosure or bankruptcy proceedings are initiated; or when other legal actions are taken.
Installment loans are generally placed in a nonaccrual status when payments are delinquent 120 days. All other loans are generally placed in nonaccrual status when they are 90 days delinquent. Loans may be classified as nonaccrual sooner if specific conditions indicate impairment is probable. A nonaccrual loan may be restored to an accruing status when principal and interest are no longer past due and future collection of principal and interest are not in doubt.
     Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. At the end of 1999, loans of this type that are not included in the above table of nonperforming and past due loans amounted to approximately $26.686 million. The majority of these loans represent commercial or property-related loans. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be reclassified as nonperforming or impaired loans in the future.


ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level that management believes is adequate to absorb potential losses in the loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. Due to the homogeneous nature of a large percentage of the corporation's outstanding loans, a significant portion of the allowance is not determined by individual loan reviews. Rather, the adequacy of the allowance and related provision for loan losses are evaluated by management based on the value of underlying collateral, economic conditions and unique marketplace factors that might affect the collectibility of the loans. As a result, these judgments involve an inherently higher degree of uncertainty. Historical results and loss experience may not reflect this risk to the extent it might currently exist. For other portions of the corporation's loan portfolio, management assesses the adequacy of the allowance based on a review of individual loans and commitments where internal credit evaluations result in ratings that are below standards adopted and periodically updated by the corporation. Other risk factors taken into account include recent loss experience in specific loan categories, underwriting standards and changes in credit quality, and changes in volumes or concentrations of credit risk.

Reserve Coverage Ratio
(the higher, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1999          429%       308%      359%
 1998          411        377       338
 1997          322        359       307
 1996          307        364       326
 1995          272        354       326

Net Charge-Off Ratio
(the lower, the better)
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
          --------  ---------  --------
 1999         0.16%      0.28%     0.26%
 1998         0.32       0.29      0.29
 1997         0.31       0.30      0.29
 1996         0.25       0.29      0.27
 1995         0.19       0.22      0.20

     In the case of construction, commercial and commercial real estate loans, each loan is reviewed and rated at least annually, and trends in the total portfolio are examined for potential deterioration in overall quality. Each loan in excess of $25,000 is examined individually and a specific allocation determined if full collectibility is in doubt. This component of the overall allowance is relatively small and totaled $3.522 million at the end of 1999, including $.490 million for loans classified as impaired. Loans specifically reviewed comprise 22% of the total loan portfolio, and the allocated allowance for these loans represented approximately 5% of the total allowance for loan losses.


     The remainder of the allowance is unallocated and provides for general economic conditions and the 78% of the loan portfolio that is comprised of small, homogeneous loans to consumers. No specific allocation of the allowance is made for individual loans in this category. Instead, these loans are divided into various groups with similar characteristics and evaluated collectively. These loans tend to be for relatively short durations of three to seven years and are generally secured by automobiles or residential real estate and have fairly consistent charge-off experience.
     Net charge-offs declined significantly in 1999 to .16% of average loans as compared to .32% in 1998 and .31% in 1997. The decline was attributable to a decline in the charge-off rate for indirect automobile loans coupled with the sale of the corporation's credit card portfolio, which had the highest charge off rate of any of the major loan categories. As a result of the credit card sale and the continued decline in charge-offs, nonaccruing and nonperforming loans, the allowance for loan losses was reduced and represented 1.10% of total loans as compared to 1.15% at the end of 1998.










































     An analysis of the activity in the allowance for loan losses for each of the last five years is presented in the following table:


                                               December 31
                                1999     1998     1997     1996     1995
                               -------  -------  -------  -------  -------
                                            (In thousands)
Balance at beginning of year   $70,312  $68,064  $62,761  $57,922  $58,860
Provision charged to
 operating expense              14,190   20,800   17,177   17,734    8,341
Increase attributable
 to acquisitions                   -        679    5,551     -         -
Reserve on loans sold           (4,323)     -        -       -         -
                               -------  -------  -------  -------  -------
    Total                       80,179   89,543   85,489   75,656   67,201
                               -------  -------  -------  -------  -------
Charge-offs:
  Credit card                    1,437    9,594    9,675    7,744    6,326
  Indirect automobile            8,654    9,743    7,706    5,539    3,288
  Other consumer                 3,226    3,644    2,640    2,287    1,551
  Real estate                      188      215      113      176      155
  Commercial                       679      384    1,412      865    1,401
                               -------  -------  -------  -------  -------
    Total charge-offs           14,184   23,580   21,546   16,611   12,721
                               -------  -------  -------  -------  -------
Recoveries:
  Credit card                    1,029    1,273    1,195      979      845
  Indirect automobile            2,145    2,034    1,581    1,595    1,644
  Other consumer                   862      925      739      655      696
  Real estate                       29       47      242        1        6
  Commercial                        59       70      364      486      251
                               -------  -------  -------  -------  -------
    Total recoveries             4,124    4,349    4,121    3,716    3,442
                               -------  -------  -------  -------  -------
 Net charge-offs deducted       10,060   19,231   17,425   12,895    9,279
                               -------  -------  -------  -------  -------
Balance at end of year         $70,119  $70,312  $68,064  $62,761  $57,922
                               =======  =======  =======  =======  =======



Net Loan Losses (Recoveries) to
 Average Loans by Category:
  Credit card                     1.55%    5.66%    4.81%    3.75%    3.19%
  Indirect automobile              .23      .32      .29      .22      .10
  Other consumer                   .18      .19      .13      .11      .06
  Real estate                      .01      .02     (.01)     .02      .02
  Commercial                       .06      .03      .12      .05      .16
Total Loans                        .16      .32      .31      .25      .19

Allowance for loan losses
  to year-end loans               1.10%    1.15%    1.15%    1.17%    1.15%






LIQUIDITY AND SENSITIVITY TO INTEREST RATES
-------------------------------------------

     The primary functions of asset/liability management are to ensure adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities. Interest-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Liquidity management involves the ability to meet the cash flow requirements of the corporation's loan and deposit customers. Interest-rate-sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The corporation does not hedge its position with swaps, options or futures but instead maintains a highly liquid and short-term position in substantially all of its earning assets and interest-bearing liabilities.
     One of the primary ways the corporation meets its liquidity needs is by scheduling the maturity of its investment securities so that approximately an equal amount will mature each month. The weighted-average life of the securities portfolio at the end of 1999 was 34 months, unchanged from the end of 1998. Because the corporation views its securities portfolio primarily as a source of liquidity and safety, it does not necessarily react to changes in the yield curve in an attempt to enhance its yield. Accordingly, the average life of the portfolio remains relatively stable as the corporation maintains a constant approach to its portfolio and invests primarily in U.S. Government and agency securities with a life generally no greater than five years. Municipal securities are also generally limited to lives of no more than five years, but availability and other factors mean they are occasionally purchased in serial issues with longer lives.
     A cash reserve consisting primarily of overnight investments is also maintained by the parent company to meet any contingencies and to provide additional capital, if needed, to the affiliate banks.
     Most of the corporation's loans are fixed-rate installment loans to consumers and mortgage loans with maturities longer than the deposits by which they are funded. A degree of interest-rate risk is incurred if the interest rate on deposits should rise before the loans mature. However, the substantial liquidity provided by the monthly repayments on these loans can be reinvested at higher rates that largely reduce the interest-rate risk. Home equity lines of credit have adjustable rates that are tied to the prime rate. Many of the loans not in the installment or mortgage categories have maturities of less than one year or have floating rates that may be adjusted periodically to reflect current market rates.


















     These loans are summarized in the following table:


                                                   Between
                                         1 year    1 and 5   After
                                         or less    years   5 years    Total
                                        --------  --------  -------  --------
                                                 (In thousands)

 Commercial, financial agricultural
   and other                           $313,533  $296,023  $104,644  $714,200
 Construction and land development       69,213    51,407    25,133   145,753
                                       --------  --------  --------  --------
Total                                  $382,746  $347,430  $129,777  $859,953
                                       ========  ========  ========  ========

Floating-rate loans (included above):
 Commercial, financial,
  agricultural and other                         $186,784  $ 25,219  $212,003
 Construction and land development                 20,217     1,956    22,173
                                                 --------  --------  --------
Total                                            $207,001  $ 27,175  $234,176
                                                 ========  ========  ========


     First Virginia's Asset/Liability Committee is responsible for reviewing the corporation's liquidity requirements and maximizing the corporation's net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Liquidity requirements are reviewed in detail for each of the corporation's affiliate banks; however, overall asset/liability management is performed on a consolidated basis to achieve a consistent and coordinated approach.
     One of the tools the corporation uses to determine its interest-rate risk is gap analysis. Gap analysis attempts to examine the volume of interest-rate-sensitive assets minus interest-rate-sensitive liabilities. The difference between the two is the interest-sensitivity gap, and it indicates how future changes in interest rates may affect net interest income. Regardless of whether interest rates are expected to increase or decrease, the objective is to maintain a gap position that will minimize any changes in net interest income. A negative gap exists when the corporation has more interest-sensitive liabilities maturing within a certain time period than interest sensitive assets. Under this scenario, if interest rates were to increase it would tend to reduce net interest income.
     At December 31, 1999, the corporation was liability sensitive in the short term (under six months) by approximately 32% of earning assets, which declines to 25% in 12 months. Technically, the corporation may reprice interest checking, savings and insured money markets at any time and, accordingly, they have been classified in the 1-30 day sensitivity category in the following table. However, the degree and frequency of movement is more limited in practice, and they are much less sensitive than contractually possible.







     The table below shows the corporation's interest-sensitivity position at December 31, 1999:

INTEREST-SENSITIVITY ANALYSIS

                                    1 to 30-Day  1 to 90-Day  1 to 180-Day
                                    Sensitivity   Sensitivity  Sensitivity
                                    ------------ ------------ ------------
                                             (Dollars in thousands)
Earning assets:
  Loans, net of unearned income     $   938,184  $ 1,422,980  $ 1,961,903
  Investment securities                  39,859      119,478      244,262
  Money market investments              110,598      110,598      110,598
  Other earning assets                     -            -            -
                                    ------------ ------------ ------------
      Total earning assets            1,088,641    1,653,056    2,316,763
                                    ------------ ------------ ------------

Funding sources:
  Noninterest bearing
    demand deposits                        -            -            -
  Interest checking                   1,516,246    1,516,246    1,516,246
  Money market accounts                 953,224      953,224      953,224
  Savings deposits                    1,064,799    1,064,799    1,064,799
  Consumer certificates of deposit      196,571      458,230      882,211
  Large denomination certificates
    of deposit                           59,160      149,167      257,161
  Short-term borrowings                 420,297      420,297      420,297
  Long-term debt                           -            -            -
  Other funding sources                    -            -            -
                                   ------------ ------------ ------------
      Total funding sources           4,210,297    4,561,963    5,093,938
                                    ------------ ------------ ------------
Interest-sensitivity gap            $(3,121,656) $(2,908,907) $(2,777,175)
                                    ============ ============ ============
Interest-sensitivity gap as a
  percentage of earning assets           (36.47)%     (33.98)%     (32.45)%

Ratio of interest-sensitive assets
  to interest-sensitive liabilities         .26x         .36x         .45x



INTEREST-SENSITIVITY ANALYSIS (Continued)

                                                   Beyond One
                                    1 to 365-Day    Year or
                                     Sensitivity  Nonsensitive     Total
                                    ------------  -----------  -----------
                                             (Dollars in thousands)
Earning assets:
  Loans, net of unearned income      $3,046,092   $3,344,866   $6,390,958
  Investment securities                 495,263    1,539,525    2,034,788
  Money market investments              110,598         -         110,598
  Other earning assets                     -          23,125       23,125
                                    ------------  -----------  -----------
      Total earning assets            3,651,953    4,907,516    8,559,469
                                    ------------  -----------  -----------

Funding sources:
  Noninterest-bearing
    demand deposits                        -       1,546,794    1,546,794
  Interest checking/savings plan      1,516,246         -       1,516,246
  Money market accounts                 953,224         -         953,224
  Savings deposits                    1,064,799         -       1,064,799
  Consumer certificates of deposit    1,446,059      868,186    2,314,245
  Large denomination certificates
    of deposit                          388,432       80,208      468,640
  Short-term borrowings                 420,297         -         420,297
  Long-term debt                           -           2,205        2,205
  Other funding sources                    -         273,019      273,019
                                    ------------  -----------  -----------
      Total funding sources           5,789,057    2,770,412    8,559,469
                                    ------------  -----------  -----------
Interest-sensitivity gap            $(2,137,104)  $2,137,104   $        0
                                    ============  ===========  ===========
Interest-sensitivity gap as a
  percentage of earning assets           (24.97)%      24.97%        0.00%

Ratio of interest-sensitive assets
  to interest-sensitive liabilities         .63x        1.77x        1.00x

     First Virginia also uses simulation analysis to monitor and manage interest-rate sensitivity. Under this analysis, changes in interest rates and volumes are used to test the sensitivity of First Virginia's net interest income. Simulation analysis uses a more dynamic version of the information shown in the preceding table that includes adjustments for the expected timing and magnitude of changes in assets and liabilities. These adjustments take into account that interest rates on individual asset and liability categories may change at a different pace from their contractual rate. A large part of First Virginia's loans and deposits come from its retail base, and they do not automatically reprice on a contractual basis in reaction to changes in interest rates. While First Virginia's liability sensitivity in the short term indicates that an increase in interest rates may negatively affect short-term net interest income, management would likely take actions to minimize its exposure to negative results and within a relatively short period of time would make adjustments so that net interest income would not be materially impacted. For example, despite wide changes in rates since 1978, First Virginia has maintained a net interest margin above 5.00% every year and has been able to maintain adequate liquidity to provide for changes in loan and deposit demands.
     Using shock analysis of a hypothetical, immediate increase in all interest rates of 200 basis points and comparing that to the anticipated interest-rate environment over the next 12 months also indicates that net interest income would decrease by 11%, while an immediate and hypothetical decrease in rates of 200 basis points would increase net interest income by 5%. Such an immediate change in all rates would be highly unlikely in management's opinion. The corporation's dynamic simulation modeling takes into account the effects such changes may have on overall economic activity, the reaction of individual categories of assets and liabilities, and the impact that different management actions may have on net interest income. Accordingly, First Virginia has not experienced the volatility its interest-sensitive gap position or shock analysis may indicate.
     Over time, or under stable interest rate conditions, net interest income will tend to be greater at higher interest rate levels. This is due to the large proportion of low-cost core deposits such as demand, interest checking, savings and money market accounts comprising the corporation's funding sources, which can be invested in relatively higher-yielding loans and investments.


FORWARD-LOOKING STATEMENTS

     Certain statements in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest-rate fluctuations, competition within and without the banking industry, new products and services in the banking industry, risks inherent in making loans, including repayment risks and fluctuating collateral values, changing trends in customer profiles and changes in laws and regulations applicable to the corporation. Although the corporation believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the corporation will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.


Quarterly Results
-----------------

     The results of operations for the first three quarters of 1999 have been analyzed in quarterly reports to shareholders. The results of operations for each of the quarters during the two years ended December 31, 1999, are summarized in the table below. The results of operations for the fourth quarter are highlighted below.
     Earnings per share of $.70 in the fourth quarter of 1999 represented a 3% improvement compared to the $.68 earned in the fourth quarter of 1998.
Net income increased nominally by 1% to $34.707 million compared to $34.232 million in 1998. A lower number of outstanding shares, a direct result of the corporation's share repurchase program, caused diluted earnings per share to increase at the faster pace. The return on assets during the fourth quarter was 1.46% compared to the 1.45% earned in the prior year, while the return on equity was 13.31% compared to 13.92% in the prior year's fourth quarter. First Virginia's cash basis earnings, excluding both the effect of intangible assets and related amortization expense associated with acquisitions and nonrecurring gains in 1998, equaled $37.728 million in 1999 and $36.448 million in 1998. This resulted in a return on average tangible assets in the fourth quarter of 1999 of 1.61%, a return on average tangible equity of 17.30% and an efficiency ratio of 57.1%, compared to 1.58%, 18.27% and 56.7%, respectively, in the 1998 fourth quarter. Total assets at the end of 1999 were $9.452 billion, a decrease of 1% compared to the $9.565 billion at the end of 1998.
     Average loans increased to $6.364 billion, a 7% annualized pace compared to the third quarter. To increase liquidity for potential Y2K-related deposit withdrawals, lending and investing activities were deliberately restricted during the fourth quarter, resulting in an intentional buildup in nonearning cash. This increase in liquidity contributed to a slight reduction in the net interest margin of three basis points in the fourth quarter to 5.09% compared to the third quarter's 5.12% but was more than the 5.05% achieved in the fourth quarter of 1998. The corporation successfully converted all of its systems to Year 2000 usage, as did most other business and government organizations, and the anticipated Y2K cash demand did not materialize. These funds will be reinvested in earning assets in the first quarter of 2000.
     Noninterest income declined 14% to $27.571 million in the fourth quarter of 1999 compared to the $32.243 million earned in 1998's fourth quarter. The 1998 fourth quarter included a gain of $1.364 million from the sale of a portion of the corporation's credit card portfolio. The balance of the credit card portfolio was sold in the first quarter of 1999, and, as a consequence, no income from credit card operations was received in the 1999 fourth quarter compared to $3.001 million in 1998's fourth quarter.
Excluding these items, noninterest income declined only 1% in the fourth quarter of 1999 compared to the fourth quarter of 1998. Service charge income on deposit accounts increased 4% compared to the fourth quarter of 1998, which, in turn, had risen 27% compared to the fourth quarter of 1997. Also during the fourth quarter of 1998, the newly implemented customer value-based approach to service charges, which resulted in a significant increase in service charges on deposits, was mature by the fourth quarter of 1999, resulting in little comparative gain. Income from trust services rose 27% compared to the 1998 fourth quarter, fueled by rising stock values and an increase in the number of accounts under management. Electronic banking service fees declined slightly, following several years of sharp increases as consumers adjusted their pattern of ATM usage to avoid charges for transactions at machines not owned by their bank of account.
     Noninterest expense declined slightly compared to both the prior year's fourth quarter and the third quarter of 1999. Equipment charges rose 12% compared to the third quarter as final changes were implemented to ensure Y2K compliance for all of the corporation's systems.
     Total shareholders' equity increased 4% to $1.030 billion at December 31, 1999, compared to $.990 billion at the end of 1998. During the fourth quarter of 1999, 549,500 shares were purchased under the company's share repurchase program.












QUARTERLY RESULTS
                                                 1999
                                --------------------------------------
                                             Quarter Ended
                                --------------------------------------
                                 Dec. 31  Sept. 30   June 30   Mar. 31
                                --------  --------  --------  --------
Condensed Statements of Income
                          (Dollar amounts in thousands, except per-share data)

Interest and fees on loans      $128,555  $126,730  $123,908  $125,540
Income from securities            28,938    30,653    31,506    29,417
Other interest income              3,124     2,506     4,169     5,576
                                --------  --------  --------  --------
 Total interest income           160,617   159,889   159,583   160,533
                                --------  --------  --------  --------
Interest on deposits              46,689    46,405    47,525    50,102
Interest on borrowed funds         4,886     4,092     3,591     3,624
                                --------  --------  --------  --------
 Total interest expense           51,575    50,497    51,116    53,726
                                --------  --------  --------  --------
Net interest income              109,042   109,392   108,467   106,807
Provision for loan losses          2,623     3,178     4,433     3,956
Noninterest income                27,571    33,371    28,810    46,852
Noninterest expense               82,308    82,417    80,638    81,931
Provision for income taxes        16,975    19,539    17,966    23,488
                                --------  --------  --------  --------
Net income                      $ 34,707  $ 37,629  $ 34,240  $ 44,284
                                ========  ========  ========  ========
Net income per share
  Basic                         $    .70  $    .75  $    .68  $    .88
  Diluted                            .70       .75       .68       .88

Average Quarterly Balances (in millions):

 Securities                     $  2,093  $  2,211  $  2,270  $  2,095
 Loans                             6,364     6,262     6,091     6,079
 Total earning assets              8,685     8,669     8,711     8,652
 Total assets                      9,524     9,460     9,505     9,452

 Demand deposits                   1,588     1,594     1,599     1,538
 Interest-bearing deposits         6,345     6,328     6,387     6,426
 Total deposits                    7,933     7,922     7,986     7,964
 Total shareholders' equity        1,043     1,045     1,030     1,002

Key Ratios

 Rates earned on assets             7.45%     7.43%     7.42%     7.56%
 Rates paid on liabilities          3.02      2.99      3.04      3.21
 Net interest margin                5.09      5.12      5.07      5.04

 Return on average assets           1.46      1.59      1.44      1.87
 Return on average equity          13.31     14.40     13.29     17.67

                                                 1998
                                --------------------------------------
                                             Quarter Ended
                                --------------------------------------
                                 Dec. 31  Sept. 30   June 30   Mar. 31
                                --------  --------  --------  --------
Condensed Statements of Income
                          (Dollar amounts in thousands, except per-share data)

Interest and fees on loans      $129,629  $131,742  $129,281  $127,617
Income from securities            29,163    30,083    30,351    26,725
Other interest income              6,556     7,313     7,441     7,730
                                --------  --------  --------  --------
 Total interest income           165,348   169,138   167,073   162,072
                                --------  --------  --------  --------
Interest on deposits              53,977    56,093    55,143    54,152
Interest on borrowed funds         3,995     4,199     3,515     3,258
                                --------  --------  --------  --------
 Total interest expense           57,972    60,292    58,658    57,410
                                --------  --------  --------  --------
Net interest income              107,376   108,846   108,415   104,662
Provision for loan losses          5,149     5,512     6,055     4,084
Noninterest income                32,243    28,913    29,172    26,447
Noninterest expense               82,962    83,023    80,933    78,760
Provision for income taxes        17,276    17,280    18,155    16,723
                                --------  --------  --------  --------
Net income                      $ 34,232  $ 31,944  $ 32,444  $ 31,542
                                ========  ========  ========  ========
Net income per share
  Basic                         $    .68  $    .62  $    .63  $    .61
  Diluted                            .68       .62       .62       .61

Average Quarterly Balances (in millions):

 Securities                     $  2,008  $  2,003  $  2,031  $  1,800
 Loans                             6,060     6,018     5,890     5,901
 Total earning assets              8,609     8,553     8,469     8,289
 Total assets                      9,411     9,356     9,275     9,063

 Demand deposits                   1,542     1,513     1,515     1,428
 Interest-bearing deposits         6,392     6,355     6,309     6,212
 Total deposits                    7,934     7,869     7,823     7,639
 Total shareholders' equity          984     1,020     1,037     1,020

Key Ratios

 Rates earned on assets             7.72%     7.94%     7.97%     7.95%
 Rates paid on liabilities          3.40      3.57      3.56      3.59
 Net interest margin                5.05      5.14      5.19      5.14

 Return on average assets           1.45      1.37      1.40      1.39
 Return on average equity          13.92     12.53     12.51     12.37






ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

CONSOLIDATED BALANCE SHEETS


                                                          December 31
                                                       1999          1998
                                                    ----------    ----------
                                                    (In thousands, except per
                                                            share data)
ASSETS
Cash and due from banks                             $  441,825    $  377,374
Money market investments                               110,598       265,557
                                                    ----------    ----------
   Total cash and cash equivalents - Note 3            552,423       642,931
                                                    ----------    ----------
Loans held for sale - Note 5                             5,558        14,737
Investment securities-available for sale - Note 4      116,401        20,580
Investment securities-held to maturity (fair
   values-$1,876,571-1999 and
   $2,316,922-1998)- Note 4                          1,918,387     2,302,472
Loans, net of unearned income - Note 5               6,385,400     6,093,215
Allowance for loan losses - Note 6                     (70,119)      (70,312)
                                                    ----------    ----------
   Net loans                                         6,315,281     6,022,903
                                                    ----------    ----------
Other earning assets                                    23,125        22,427
Premises and equipment - Note 7                        156,171       160,781
Intangible assets - Note 8                             170,358       184,695
Accrued income and other assets                        194,109       193,170
                                                    ----------    ----------
   Total Assets                                     $9,451,813    $9,564,696
                                                    ==========    ==========


CONSOLIDATED BALANCE SHEETS (Continued)


                                                        December 31
                                                     1999          1998
                                                  ----------    ----------
                                          (In thousands, except per share data)
LIABILITIES
Deposits:
   Noninterest-bearing                            $1,546,794    $1,601,041
   Interest-bearing:
      Interest checking                            1,516,246     1,508,511
      Money market accounts                          953,224       958,966
      Savings deposits                             1,064,799     1,134,108
      Consumer certificates of deposit             2,314,245     2,414,366
      Large denomination certificates
         of deposit                                  468,640       438,086
                                                  ----------    ----------
         Total deposits                            7,863,948     8,055,078
                                                  ----------    ----------
Short-term borrowings - Note 9                       420,297       385,996
Long-term debt                                         2,205         3,217
Accrued interest and other liabilities               134,876       130,077
                                                  ----------    ----------
   Total Liabilities                               8,421,326     8,574,368
                                                  ----------    ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value (authorized
   3,000 shares; outstanding 49 shares -
   1999 and 53 shares - 1998) - Note 10                  485           534
Common stock, $1 par value (authorized
   175,000 shares; outstanding 49,162 shares -
   1999 and 50,094 shares - 1998) - Note 10           49,162        50,094
Capital surplus                                          -           4,004
Retained earnings                                    982,357       934,703
Accumulated other comprehensive income (loss)         (1,517)          993
                                                  ----------    ----------
   Total Shareholders' Equity                      1,030,487       990,328
                                                  ----------    ----------
   Total Liabilities and Shareholders' Equity     $9,451,813    $9,564,696
                                                  ==========    ==========


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME


                                                   Year Ended December 31

                                                 1999       1998       1997
                                               --------   --------   --------
                                          (In thousands, except per share data)
Interest income:
   Loans                                       $503,995   $516,766   $497,785
   Loans held for sale                              738      1,503      1,089
   Investment securities-available for sale       4,276        883       -
   Investment securities-held to maturity       116,238    115,439    109,850
   Money market investments                      13,799     27,530     20,944
   Other earning assets                           1,576      1,510      1,451
                                               --------   --------   --------
        Total interest income                   640,622    663,631    631,119
                                               --------   --------   --------

Interest expense:
   Deposits                                     190,721    219,365    210,671
   Short-term debt                               15,905     14,660     12,040
   Long-term debt                                   288        307        216
                                               --------   --------   --------
        Total interest expense                  206,914    234,332    222,927
                                               --------   --------   --------
Net interest income                             433,708    429,299    408,192
Provision for loan losses - Note 6               14,190     20,800     17,177
                                               --------   --------   --------
Net interest income after provision
 for loan losses                                419,518    408,499    391,015
                                               --------   --------   --------


CONSOLIDATED STATEMENTS OF INCOME (Continued)


                                                   Year Ended December 31

                                                 1999       1998       1997
                                               --------   --------   --------
                                          (In thousands, except per share data)

Net interest income after provision
 for loan losses                               $419,518   $408,499   $391,015
                                               --------   --------   --------
Noninterest income:
   Service charges on deposit accounts           56,334     47,078     42,340
   Electronic banking service fees               11,561     11,962     10,195
   Trust services                                11,552     10,192      9,317
   Credit card service charges and fees           5,439     12,235     11,866
   Insurance premiums and commissions             7,413      7,191      6,407
   Other customer services                       14,190     14,116     14,224
   Other                                         11,364     12,994      9,152
   Gain on sale of credit card operations        17,899        -          -
   Securities gains                                 852      1,007         51
                                               --------   --------   --------
        Total noninterest income                136,604    116,775    103,552
                                               --------   --------   --------
Noninterest expense:
   Salaries and employee benefits-Notes 11/12   182,345    180,163    171,578
   Occupancy                                     25,588     24,870     24,217
   Equipment                                     31,470     29,218     26,067
   Advertising                                    6,855      8,863      7,790
   Credit card processing fees                    4,912      8,884      8,430
   Amortization of intangibles                   15,048     14,624     11,327
   Other                                         61,076     59,056     53,834
                                               --------   --------   --------
        Total noninterest expense               327,294    325,678    303,243
                                               --------   --------   --------
Income before income taxes                      228,828    199,596    191,324
Provision for income taxes - Note 13             77,968     69,434     66,479
                                               --------   --------   --------
NET INCOME                                     $150,860   $130,162   $124,845
                                               ========   ========   ========
Net income per share of common stock - Note 14
   Basic                                       $   3.02   $   2.54   $   2.47
   Diluted                                         3.00       2.53       2.45

Average shares of common stock outstanding - Note 14
   Basic                                         49,979     51,233     50,622
   Diluted                                       50,238     51,529     50,880

See notes to consolidated financial statements.





CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            Accumu-
                                                             lated
                                                             Other   Total
                           Pre-                             Compre-  Share-
                          ferred   Common  Capital Retained hensive holders'
                           Stock    Stock  Surplus Earnings Income   Equity
                          ------- ------- -------- -------- ------- ----------
Balance January 1, 1997   $   647 $48,612 $ 27,327 $794,691 $  -    $  871,277

Increase attributable to
  an acquisition                    5,431  157,193                     162,624
Net income                                          124,845            124,845
Conversion of preferred
  to common stock             (64)     14       50                         -
Issuance of shares for
  stock options and stock
  appreciation rights                  48      885                         933
Common stock purchased
  and retired                      (2,288) (92,484)                    (94,772)
Dividends declared:
  Preferred stock                                       (41)               (41)
  Common stock
     $1.05 per share                                (53,710)           (53,710)
                          ------- ------- -------- -------- ------- ----------
Balance December 31, 1997 $   583 $51,817 $ 92,971 $865,785 $  -    $1,011,156

Comprehensive income:
   Net income                                       130,162            130,162
   Unrealized gains on
   securities available for
   sale, net of tax of $873                                   1,607      1,607
   Reclassification for gains
   realized in net income,
   net of tax of $(330)                                        (614)      (614)
                                                                    ----------
Total comprehensive income                                             131,155
Conversion of preferred
  to common stock             (49)     11       38                         -
Issuance of shares for
  stock options                        47      850                         897
Common stock purchased
  and retired                      (1,781) (89,855)                    (91,636)
Dividends declared:
  Preferred stock                                       (35)               (35)
  Common stock
     $1.20 per share                                (61,209)           (61,209)
                          ------- ------- -------- -------- ------- ----------
Balance December 31, 1998 $   534 $50,094 $  4,004 $934,703 $   993 $  990,328

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)


                                                            Accumu-
                                                             lated
                                                             Other   Total
                           Pre-                             Compre-  Share-
                          ferred   Common  Capital Retained hensive holders'
                           Stock    Stock  Surplus Earnings Income   Equity
                          ------- ------- -------- -------- ------- ----------
Balance December 31, 1998 $   534 $50,094 $  4,004 $934,703 $   993  $ 990,328

Comprehensive income:
   Net income                                       150,860            150,860
   Unrealized gains on
   securities available
   for sale, net of tax
   of $(1,075)                                               (1,971)    (1,971)
   Reclassification for gains
   realized in net income,
   net of tax of $(290)                                        (539)      (539)
                                                                    ----------
Total comprehensive income                                             148,350
Conversion of preferred
  to common stock             (35)      8       27                        -
Issuance of shares for
  stock options                        94    4,226                       4,320
Preferred stock retired       (14)             (26)                        (40)
Common stock purchased
  and retired                      (1,034)  (8,231) (35,461)           (44,726)
Dividends declared:
  Preferred stock                                       (33)               (33)
  Common stock
     $1.36 per share                                (67,712)           (67,712)
                          ------- ------- -------- -------- ------- ----------
Balance December 31, 1999 $   485 $49,162 $    -   $982,357 $(1,517)$1,030,487
                          ======= ======= ======== ======== ======= ==========



See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31

                                                 1999       1998       1997

                                               --------   --------   --------
                                                       (In thousands)
Operating activities
--------------------
Net income                                     $150,860   $130,162   $124,845
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation of premises and equipment        13,390     13,842     13,838
   Gain on sale of premises and equipment          (131)    (2,438)    (2,331)
   Provision for loan losses                     14,190     20,800     17,177
   Amortization of investment
      securities premiums                         9,969      5,656      6,431
   Accretion of investment
      securities discounts                       (1,502)    (3,568)    (2,608)
   Net decrease (increase) in loans held for
      sale                                        9,179      4,216     (6,182)
   Gain on sale of securities                      (852)    (1,007)       (51)
   Amortization of goodwill and other
      intangible assets                          15,048     14,624     11,327
   Deferred income taxes                         (5,543)    (1,672)      (319)
   Increase in prepaid expenses                    (414)    (9,883)    (2,801)
   Increase in interest receivable                 (679)      (944)      (426)
   Increase (decrease) in interest payable       (3,080)      (134)       754
   Increase in other accrued expenses             1,068      5,443      8,152
                                               --------   --------   --------
     Net cash provided by operating activities  201,503    175,097    167,806
                                               --------   --------   --------
Investing activities
--------------------
Proceeds from the sale of available
  for sale securities                             1,988      2,641       -
Proceeds from the maturity of held
  to maturity securities                      1,072,881  3,099,834  1,324,632
Purchase of available for sale securities      (101,482)   (12,853)      -
Purchase of held to maturity securities        (696,613)(3,457,337)(1,289,206)
Net increase in loans                          (306,567)  (173,790)   (80,751)
Purchases of premises and equipment             (12,600)   (15,977)   (14,849)
Sales of premises and equipment                   3,950      6,675      3,891
Intangible assets acquired                         (711)   (22,948)      (446)
Net cash of acquired banks                          -          -       38,908
Other                                            11,454     (7,884)    (5,987)
                                               --------   --------   --------
     Net cash used for investing activities     (27,700)  (581,639)   (23,808)
                                               --------   --------   --------



CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                   Year Ended December 31

                                                 1999       1998       1997
                                               --------   --------   --------
                                                       (In thousands)
Financing activities
--------------------
Net (decrease) increase in deposits           $(191,130) $ 435,236   $(76,309)
Net increase in short-term borrowings            34,301    134,309      7,027
Principal payments on long-term debt             (1,012)      (937)    (1,050)
Proceeds from long-term debt                       -         1,328       -
Common stock purchased and retired              (44,726)   (91,636)   (94,772)
Proceeds from issuance of common stock            4,320        897        819
Cash dividends paid                             (66,064)   (59,718)   (51,510)
                                               --------   --------   --------

     Net cash (used for) provided
       by financing activities                 (264,311)   419,479   (215,795)
                                               --------   --------   --------

     Net increase (decrease) in cash and
         cash equivalents                       (90,508)    12,937    (71,797)
     Cash and cash equivalents at
       beginning of year                        642,931    629,994    701,791
                                               --------   --------   --------
     Cash and cash equivalents at end of year  $552,423   $642,931   $629,994
                                               ========   ========   ========

Cash paid for:
     Interest                                  $209,995   $234,466   $219,623
     Income taxes                                78,752     72,485     69,540

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(Dollars in thousands, except per share data)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     First Virginia Banks, Inc. and its subsidiaries provide banking and bank-related services primarily in Virginia, Maryland and Tennessee. The accounting and reporting policies of the corporation conform with generally accepted accounting principles and prevailing industry practices. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A description of the significant accounting policies is presented below:

Principles of Consolidation: The consolidated financial statements include the accounts of the corporation and all of its subsidiaries. All material intercompany transactions and accounts have been eliminated. Certain amounts for prior years have been reclassified for comparative purposes.

Cash and Cash Equivalents: Cash and cash equivalents include cash and due from banks, federal funds sold, securities purchased under agreement to resell and other short-term investments.

Securities Available for Sale: Management determines the appropriate classification of debt securities at the time of purchase. Securities available for sale are stated at the estimated fair value, with unrealized gains and losses, net of tax, reported as a net amount in accumulated other comprehensive income. Quoted market prices are used to determine the estimated fair value. The adjusted cost basis of a specific security is used to compute gains or losses on the sale or early redemption of these securities.

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

Loans: Loans are carried at the principal amount outstanding including deferred loan origination fees and costs. Loan origination fees and direct loan origination costs typically are deferred and the net amount is amortized as an adjustment to the loan's yield over the contractual life of the loan. Interest income on loans is primarily accrued based on the principal amount outstanding. Loans are classified as nonaccrual when full collectibility of principal or interest is in doubt, when repossession, foreclosure or bankruptcy proceedings are initiated, or when legal actions are taken. Installment loans are generally placed in nonaccrual status when payments are delinquent 120 days. All other loans are generally placed in nonaccrual status when they are 90 days delinquent. Loans may be classified as nonaccrual sooner if specific conditions indicate impairment is probable.
The decision to place a loan in nonaccrual status is also based on an evaluation of the borrower's financial condition, the collateral and other factors that may affect the borrower's ability to pay. A nonaccrual loan may be restored to an accruing status when principal and interest are no longer past due and future collection of principal and interest is not in doubt.
     The corporation identifies a loan as impaired when it is probable that the payments of principal and interest due under the loan agreement will not be collected. Since many of the corporation's loans are secured by real estate, the value of impaired loans in most cases is based upon the fair value of the collateral. If the value of the impaired loan is less than the recorded investment in the loan, the corporation includes this deficiency in evaluating the adequacy of the allowance for loan losses. Consumer loans are divided into various groups and evaluated collectively for impairment.

Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered adequate to absorb inherent losses in the loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. Due to the homogeneous nature of a large percentage of the corporation's outstanding loans, a significant portion of the allowance is not determined by individual loan reviews. Rather the adequacy of the allowance and related provision for loan losses are evaluated by management based on the value of the underlying collateral, the economic conditions and factors unique to their marketplaces that might affect the collectibility of the loans as well as other factors. As a result, these judgments involve an inherently higher degree of uncertainty. Historical results and loss experience may not reflect this risk to the extent it might currently exist. For other portions of the corporation's loan portfolio, management assesses the adequacy of the allowance based on a review of individual loans and commitments where internal credit evaluations result in ratings that are below certain standards adopted by the corporation. Other risk factors taken into account include recent loss experience in specific loan categories, underwriting standards and changes in credit quality, and changes in volumes or concentrations of credit risks.

Premises and Equipment: Premises and equipment are carried at cost less accumulated depreciation computed principally on the straight-line method over lives generally not exceeding 40 and 10 years for buildings and equipment, respectively. Gains and losses on disposition are reflected in current operations. Maintenance and repairs are charged to operating expenses, and major alterations and renovations are capitalized.

Other Real Estate Owned: Other real estate owned is stated at the lesser of the loan balance prior to foreclosure plus the costs incurred for improvements to the property, or fair value, less the estimated selling costs of the property. At the time of foreclosure, any excess of cost over the estimated fair value is charged to the allowance for loan losses. After foreclosure, the estimated fair value is reviewed periodically. Any further declines in fair value are charged against current earnings.

Intangible Assets: Goodwill related to acquisitions prior to 1976 is being amortized on a straight-line basis over 40 years, and goodwill related to acquisitions after 1975 is being amortized over 10 to 25 years. Core deposit premiums are being amortized over 10 years. Other intangible assets are being amortized over 5 to 20 years.





Income Taxes: Deferred tax assets and liabilities are based on the difference between financial reporting and tax bases of assets and liabilities and are measured at the enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.

Net Income per Share: Basic net income per share of common stock is computed on the basis of the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed based on the weighted-average number of common and common equivalent shares and dilutive stock options outstanding during the year.


2. ACQUISITIONS

     On June 19, 1998, five branches were acquired from the Bank of Maryland, and on February 6, 1998, seven branches were acquired from the former Signet Bank. These transactions resulted in the acquisition of an aggregate of $238 million in deposits and $58 million in loans. Core deposit premiums of $23 million were recorded and are being amortized over ten years.
     On May 24, 1997, the merger of Premier Bankshares Corporation into the corporation was consummated. Shares of the corporation's stock totaling
5.431 million were issued and were valued at $29.96 per share. The acquisition was accounted for using the purchase method of accounting, and goodwill and other intangible assets of $82.701 million were recorded and are being amortized over 10 to 25 years. The allocated fair value of other assets and liabilities acquired, which generally approximated carrying value, was $756.130 million and $676.205 million, respectively. The results of operations of the acquisition are included in the consolidated statements of income from the date of acquisition.


3. CASH AND CASH EQUIVALENTS

     The corporation's banking affiliates are required by Federal Reserve regulations to maintain certain minimum cash balances consisting of vault cash and deposits in the Federal Reserve Bank or in other commercial banks. Such restricted balances totaled $32.804 million and $44.798 million as of December 31, 1999 and 1998, respectively.
     All securities underlying the money market investments were under the corporation's control, and the maximum amount of outstanding money market investments at any month end during 1999 and 1998 was $440.068 million and $654.339 million, respectively.




4. INVESTMENT SECURITIES


                                   Amortized Unrealized Unrealized   Fair
                                      Cost      Gains     Losses     Value
                                   ---------- --------  --------  ----------

Available for sale:
December 31, 1999:
U.S. Government and its agencies   $  107,657 $    -    $  1,527  $  106,130
Other                                  11,081      141       951      10,271
                                   ---------- --------  --------  ----------
    Total                          $  118,738 $    141  $  2,478  $  116,401
                                   ========== ========  ========  ==========

December 31, 1998:
U.S. Government and its agencies   $   12,053 $    130  $    -    $   12,183
Other                                   6,991    1,406       -         8,397
                                   ---------- --------  --------  ----------
    Total                          $   19,044 $  1,536  $    -    $   20,580
                                   ========== ========  ========  ==========
Held to maturity:
December 31, 1999:
U.S. Government and its agencies   $1,567,052 $  1,550  $ 38,852  $1,529,750
State and municipal obligations       351,086      589     5,104     346,571
Other                                     249        1      -            250
                                   ---------- --------  --------  ----------
    Total                          $1,918,387 $ 2,140  $  43,956  $1,876,571
                                   ========== ========  ========  ==========
December 31, 1998:
U.S. Government and its agencies   $2,002,528 $ 13,651  $  3,492  $2,012,687
State and municipal obligations       299,662    4,396       109     303,949
Other                                     282        4      -            286
                                   ---------- --------  --------  ----------
    Total                          $2,302,472 $ 18,051  $  3,601  $2,316,922
                                   ========== ========  ========  ==========
December 31,1997:
U.S. Government and its agencies   $1,783,106 $  6,177   $ 1,868  $1,787,415
State and municipal obligations       162,242    2,932        34     165,140
Other                                   1,596        5         1       1,600
                                   ---------- --------   -------  ----------
  Total                            $1,946,944 $  9,114   $ 1,903  $1,954,155
                                   ========== ========   =======  ==========















     Securities having a carrying value of $1,490.647 million and $653.484 million at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes. Gains of $.852 million, $1.007 million and $.051 million were realized in 1999, 1998 and 1997, respectfully, on the sale of investment securities and consisted entirely of gross gains. The maturity ranges of securities, excluding equity securities, average yield and fair value by maturity range as of December 31, 1999, are as follows:


                                              U.S. Government
                                              and its Agencies
                                        -----------------------------
                                        Amortized
                                          Cost      Fair Value  Yield
                                        ----------  ----------  -----
Available for sale:
One year or less                        $   17,320  $   17,188   6.0%
After one through five years                90,337      88,942   6.1
                                         ---------  ----------
   Total                                   107,657     106,130   6.1
                                         ---------  ----------

Held to maturity:
One year or less                           413,879     412,994   5.4
After one through five years             1,136,004   1,099,988   5.7
After five through ten years                 9,343       9,066   6.9
After ten years                              7,826       7,702   7.0
                                        ----------  ----------
   Total                                $1,567,052  $1,529,750   5.6%
                                        ----------  ----------


                                                   State and
                                             Municipal Obligations
                                        -----------------------------
                                         Amortized
                                           Cost     Fair Value  Yield
                                        ----------  ----------  -----
Held to maturity:
One year or less                        $   63,815  $   63,752   4.4%
After one through five years               280,756     276,265   4.6
After five through ten years                 4,675       4,681   5.5
After ten years                              1,840       1,873   5.6
                                        ----------  ----------
   Total                                $  351,086  $  346,571   4.6%
                                        ==========  ==========

                                                     Other
                                        -----------------------------
                                        Amortized
                                          Cost      Fair Value  Yield
                                        ----------  ----------  -----
Held to maturity:
After one through five years            $      249  $      250   6.0%
                                        ----------  ----------  -----
   Total                                $      249  $      250   6.0%
                                        ==========  ==========  =====


5. LOANS

     The corporation's loans are widely dispersed among individuals and industries. On December 31, 1999, there was no concentration of loans in any single industry that exceeded 10% of total loans.

                                                           December 31
                                                         1999       1998
                                                     ----------  ----------
Consumer:
  Automobile                                         $3,142,049  $2,711,582
  Home equity, fixed and variable rate                  830,263     892,246
  Revolving credit loans, including credit cards         28,502     136,474
  Other                                                 316,425     340,424
Real estate:
  Construction and land development                     145,753     125,667
  Commercial mortgage                                   557,628     581,628
  Residential mortgage                                  650,580     637,239
  Other, including Industrial Development Authority     109,889     104,066
Commercial                                              604,311     563,889
                                                     ----------  ----------
Total loans, net of unearned income
  of $140,920 and $147,659                            6,385,400   6,093,215
Less allowance for loan losses                           70,119      70,312
                                                     ----------  ----------
  Net loans                                          $6,315,281  $6,022,903
                                                     ==========  ==========

     Loans on which interest is not being accrued or whose terms have been modified to provide for a reduced rate of interest because of financial difficulties of borrowers, and interest income earned with respect to such loans were:
                                                      December 31
                                               1999       1998       1997
                                             -------    -------    -------
Nonaccruing loans                            $14,507    $14,654    $16,281
Restructured loans                             1,829      2,441      4,861
                                             -------    -------    -------
 Total                                       $16,336    $17,095    $21,142
                                             =======    =======    =======
Income anticipated under
  original loan agreements                     1,384      1,342      1,771
Income recorded                                  156        169        415


     There were no formal commitments of a material amount to lend additional funds under these agreements, but additional advances may be made in the future if it is in the interest of the corporation to do so. Loans modified for reasons other than a reduction in the interest rate were not material in amount.









     All loans which the corporation has classified as impaired are nonaccruing and have been allocated a portion of the allowance for loan losses. No income was recorded while the loans were impaired.

                                                       December 31
                                               1999       1998       1997
                                             -------    -------    -------
Impaired loans                               $   872    $   666    $   906
Related allowance for loan losses                490        458        362
Average balance of impaired loans                754        713      1,319
                                             =======    =======    =======

     A total of $2.907 million, $1.506 million and $1.355 million of loans were transferred to foreclosed property during 1999, 1998 and 1997, respectively.
     The corporation, in the normal course of business, has made commitments to extend loans and has written standby letters of credit that are not recognized in the financial statements. On December 31, 1999 and 1998, standby letters of credit totaled $27.249 million and $23.109 million, respectively, and the unfunded amounts of loan commitments were:


                                                          December 31
                                                        1999        1998

                                                     ----------  ----------
Adjustable-rate loans:
   Home equity lines                                 $  444,925  $  452,369
   Commercial loans                                     596,218     568,937
   Construction and land development loans              165,720     118,624
Fixed-rate revolving credit lines                        84,352     465,080
                                                     ----------  ----------
    Total                                            $1,291,215  $1,605,010
                                                     ==========  ==========

     A majority of the commercial, construction and land development commitments and letters of credit will expire within one year, and all loan commitments can be terminated by the corporation if the borrower violates any condition of the commitment agreement.
     The credit risk associated with loan commitments and letters of credit is essentially the same as that involved with loans that are funded and outstanding. The corporation uses the same credit standards on a case-by-case basis in evaluating loan commitments and letters of credit as it does when funding loans, including the determination of the type and amount of collateral, if required.
     As of December 31, 1999, the corporation had mortgage loans held for sale of $5.558 million and additional commitments to fund mortgage loans totaling $5.667 million, with a corresponding commitment to purchase by outside investors. The commitments to sell mortgage loans to outside investors are intended to reduce the corporation's interest rate exposure.
     Mortgage loans being serviced for the benefit of nonaffiliated parties were $339.194 million, $341.426 million and $346.483 million at December 31, 1999, 1998 and 1997, respectively.






6. ALLOWANCE FOR LOAN LOSSES

                                                  Year ended December 31
                                                  1999     1998     1997
                                                -------  -------  -------
Balance at beginning of year                    $70,312  $68,064  $62,761
Provision charged to operating expense           14,190   20,800   17,177
Increase attributable to acquisitions               -        679    5,551
Reserve on loans sold                            (4,323)     -        -
                                                -------  -------  -------
Balance before charge-offs                       80,179   89,543   85,489
                                                -------  -------  -------
Charge offs                                      14,184   23,580   21,546
Recoveries                                        4,124    4,349    4,121
                                                -------  -------  -------
Net charge-offs                                  10,060   19,231   17,425
                                                -------  -------  -------
Balance at end of year                          $70,119  $70,312  $68,064
                                                =======  =======  =======


7. PREMISES, EQUIPMENT AND LEASES

                                                          December 31
                                                        1999       1998
                                                      --------   --------
Land                                                  $ 36,018   $ 37,021
Premises and improvements                              170,818    170,910
Furniture and equipment                                118,872    115,858
                                                      --------   --------
   Total cost                                          325,708    323,789
Accumulated depreciation                               169,537    163,008
                                                      --------   --------
  Carrying value                                       156,171   $160,781
                                                      ========   ========

     The corporation's subsidiaries have entered into lease agreements with unaffiliated persons for premises, principally banking offices. Many of the leases have one or more renewal options, generally for five or ten years, and some contain a provision for increased rent during the renewal period. Leases containing a provision for contingent payments are not significant in either number or amount. Portions of a few premises are subleased, and the amount of rent received is not material. There are no significant restrictions imposed on the corporation or its subsidiaries by the lease agreements. The subsidiaries also lease a portion of their computer systems and other equipment. Leases on five banking offices have been recorded as capital leases. The effect of capitalizing such leases on net income has not been material.
     During 1999, 1998 and 1997, occupancy and equipment expense included the rent paid on operating leases of $17.187 million, $16.073 million and $14.472 million, respectively.








     Minimum rental payments over the noncancelable term of operating and capital leases having a term in excess of one year are:

Year Ended December 31                             Amount
----------------------                            -------
2000                                              $12,826
2001                                                9,564
2002                                                6,727
2003                                                5,171
2004                                                3,845
Thereafter                                         18,864
                                                  -------
Total minimum lease payments                      $56,997
                                                  =======


8. INTANGIBLE ASSETS

                                                         December 31
                                                      1999         1998
                                                    --------      --------
Goodwill                                            $114,920      $121,666
Core deposit premiums                                 53,919        61,771
Other                                                  1,519         1,258
                                                    --------      --------
Total intangible assets                             $170,358      $184,695
                                                    ========      ========


     Total intangible assets are net of accumulated amortization of $61.723 million and $47.000 million as of December 31, 1999 and 1998, respectively.


9. SHORT-TERM BORROWINGS

                                                          December 31
                                                        1999       1998
                                                      --------   --------
Securities sold under agreements to repurchase        $330,359   $319,069
Commercial paper                                        89,938     66,927
                                                      --------   --------
Total short-term borrowings                           $420,297   $385,996
                                                      ========   ========

     Securities sold under agreements to repurchase generally mature within one business day from the transaction date. The maximum amount of outstanding agreements for any month-end during 1999 and 1998 was $348.073 million and $319.069 million, respectively. The securities underlying the agreements were under the corporation's control. Commercial paper maturities range from 1 to 270 days. Bank lines of credit available to the corporation amounted to $100 million and $50 million at December 31, 1999 and 1998, respectively. Such lines were not being used on either of those dates.







10. PREFERRED AND COMMON STOCK

     The corporation is authorized to issue three million shares of preferred stock, par value $10 per share. As of December 31, the following four series of cumulative convertible preferred stock were outstanding:

                                                       Number of Shares
                             Dividends                  1999       1998
                                                       ------     ------
    Series A                     5%                    16,878     18,615
    Series B                     7%                     3,290      3,340
    Series C                     7%                     8,108      9,788
    Series D                     8%                    20,242     21,612
                                                       ------     ------
    Total Preferred Shares                             48,518     53,355
                                                       ======     ======

     The Series A, Series B and Series D shares are convertible into two and one-fourth shares of common stock, and the Series C shares are convertible into one and eight-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share.
     The corporation is authorized to issue 175 million shares of common stock, par value $1 per share. At December 31, 1999, 3,153,316 shares of common stock were reserved: 105,515 for the conversion of preferred stock and 3,047,801 for stock options.
     The corporation has adopted a shareholder rights plan that, under certain circumstances, will give the holders of the corporation's common stock the right to purchase shares of its preferred stock or other securities. The rights will become exercisable if a person or entity acquires 20% or more of the corporation's voting stock, unless it is acquired pursuant to an offer for all outstanding shares of common stock at a price and on terms determined by the Board of Directors to be adequate and in the best interests of the corporation and its shareholders.
     If the rights become exercisable, the holder of each share of common stock, except the person or entity acquiring 20% or more of the voting stock, will have the right to receive upon exercise that number of one one-hundredths share of preferred stock equal to the number of shares of common stock having a market value of two times the exercise price of the right, to the extent available, and then an equal number of an equivalent security. The exercise price for each right is $450.00.
     The corporation may redeem the rights, at its option, at any time prior to the date they become exercisable. The rights expire on August 8, 2008. As of December 31, 1999, each outstanding share of common stock had 4/9 of a right attached thereto.















11. STOCK INCENTIVE PLANS

     A summary of the corporation's stock option activity and related information follows:



                             Available              Weighted  Excer- Weighted
                                To                  Average    cise-  Average
                               Grant   Outstanding   Price     able    Price
                             ---------   --------   -------  -------  -------
Balance, January 1, 1997       249,525    456,686   $22.41
Granted                       (195,000)   195,000    52.31
Attributable to
   an acquisition                -         46,266    18.29
Forfeited                        -         (4,815)   14.94
Exercised                        -        (49,495)   16.12
                             ---------   --------
Balance, December 31, 1997      54,525    643,642    31.30    221,155 $ 17.63
Authorized under 1998 plan   2,500,000       -         -
Granted                       (200,500)   200,500    44.63
Forfeited                        1,450     (9,928)   22.66
Exercised                         -       (47,200)   20.13
                             ---------   --------
Balance, December 31, 1998   2,355,475    787,014    35.47    245,805   19.31
Granted                       (267,000)   267,000    42.75
Forfeited                       16,300    (16,300)   44.96
Exercised                         -       (94,688)   15.65
                             ---------   --------
Balance, December 31, 1999   2,104,775    943,026   $39.36    298,813 $ 29.92
                             =========   ========

                                         Weighted
                                          Average
                                        Contractual Weighted  Excer- Weighted
                                          Life in   Average    cise-  Average
Range of Exercise Prices     Outstanding   Years     Price     able    Price
                             ---------   --------   -------  -------  -------
$10.17 - 22.33                 136,631        3.4   $19.38   136,631  $ 19.38
 27.92 - 42.75                 424,895        8.6    37.68    78,582    28.82
 44.63 - 52.31                 381,500        8.5    48.38    83,600    48.19
                             ---------                       -------
$10.17 - 52.31                 943,026        7.8   $39.36   298,813  $ 29.92
                             =========                       =======

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires entities that follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations when accounting for stock-based compensation, to provide additional pro forma disclosures in the footnotes to the financial statements.








     Pro forma information regarding net income and earnings per share as required by SFAS 123 has been determined as if the corporation had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model. A summary of the assumptions used and pro forma results for 1999, 1998 and 1997 is as follows:


                                                       December 31
                                                1999       1998      1997
Assumptions:                                  --------  --------  --------
   Risk-free interest rate                       6.22%     5.02%     5.93%
   Dividend yield                                3.09%     4.20%     2.70%
   Volatility factor                             .155      .163      .194
   Weighted average expected life (years)         8.0       8.0       8.0
Pro forma results:
   Net income (millions)                     $150.372  $130.659  $126.657
   Basic earnings per share                      3.01      2.55      2.50
   Diluted earnings per share                    2.99      2.54      2.49
   Fair value of options                         9.30      6.42     13.38

     The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.
     All options are granted at full market price on the date of the grant and generally vest within five years of the grant date and expire after ten years. In certain instances, the corporation must achieve established performance targets in order for the options to become exercisable. In those instances where vesting is dependent upon achieving certain performance targets, the corporation begins recognizing compensation expense when it becomes probable that the targets will be achieved and the options will become exercisable, for the difference between the exercise price and the current market price.
     In some cases, an option holder could elect to exercise the option as a stock appreciation right. Compensation expense was recognized in connection with stock appreciation rights based on the difference in the current market value of the common stock and the previously accrued amounts.
     In 1997, the corporation redeemed all stock appreciation rights. As a result, the corporation had no stock appreciation rights or options that could be exercised as stock appreciation rights as of December 31, 1997. Total stock-related compensation expense for 1999, 1998 and 1997 was $.477 million, $1.316 million, and $3.351 million, respectively.


12. EMPLOYEE BENEFIT PLANS

     The corporation has a noncontributory, defined-benefit pension plan covering substantially all qualified employees. The benefits are based on years of service and the employee's compensation during the last ten years of employment. The corporation's funding policy is to make annual contributions in amounts necessary to satisfy the Internal Revenue Service's funding standards to the extent they are deductible against taxable income. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Contributions include normal costs of the plan and amortization for periods of up to 40 years of unfunded past service cost.
     The corporation also has an unfunded nonqualified plan that provides retirement benefits to certain officers in accordance with the same computational terms as the qualified plan when those terms provide benefits in excess of the amounts payable under the IRS-qualified rules. The projected and accumulated benefit obligations under this plan were $2.630 million and $1.664 million, respectively, at December 31, 1999.
     The corporation sponsors a defined-benefit health care plan that provides postretirement medical benefits to full-time employees who have worked at least ten years and have attained age 55 while in service with the corporation. The benefits are based on years of service and are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. Employees hired after December 31, 1993, may participate in the plan but must pay 100% of the cost. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with the corporation's expressed intent to increase the retiree contribution rate annually for the expected increase in medical costs for that year. The corporation has set a maximum amount that it will contribute per year of approximately three times the 1993 contribution level. Terminated employees may elect to receive medical benefits for a limited period.









































     The benefit obligation and plan asset activity for each of the plans is summarized below:

                                                        Postretirement
                                   Pension Benefits    Medical Benefits
                                   -----------------  -------------------
                                     1999      1998      1999      1998
                                   -------   -------- --------  ---------
Change in benefit obligation:
 Benefit obligation at beginning
  of year                         $132,719   $115,231 $ 19,127   $ 17,884
 Service cost                        5,033      4,751      732        712
 Interest cost                       9,135      8,117    1,153      1,188
 Plan participants'contributions       -          -        397        351
 Actuarial loss (gain)             (10,831)     8,798   (3,429)      (353)
 Benefits paid                      (4,806)    (4,178)    (783)      (655)
                                  --------   -------- --------  ---------
 Benefit obligation at end of
 year                              131,250    132,719   17,197     19,127
                                  --------   -------- --------  ---------
Change in plan assets:
 Fair value of plan assets at
 beginning of year                 134,828    119,172
 Actual return on plan assets       15,759     19,834
 Company contributions                 455       -
 Benefits paid                      (4,806)    (4,178)
                                  --------   --------
 Fair value of plan assets at end
 of year                           146,236    134,828
                                  --------   --------
 Funded (unfunded) status           14,986      2,109  (17,197)    (19,127)
 Unrecognized actuarial loss
 (gain)                             (2,553)    11,499   (4,633)     (1,296)
 Unamortized prior service cost       (114)      (240)    -            -
 Unrecognized transition obli-
 gation                                  2         16    7,936       8,547
                                  --------   -------- --------    --------
 Prepaid (accrued) benefit cost   $ 12,321   $ 13,384 $(13,894)   $(11,876)
                                  ========   ======== ========    ========
Weighted average assumptions as
 of December 31:
 Discount rate                        7.50%      6.75%    7.50%       6.75%
 Expected return on plan assets       9.50       9.50
 Rate of compensation increase        4.75       4.75




     The assets of the pension plan consist of U.S. Government and agency securities - 44.0%, other debt obligations - 9.1%, stocks - 41.3%, and cash and equivalents - 5.6%.







     The net periodic benefit cost of the plans includes the following components:


                                               Pension Benefits
                                               ----------------
                                         1999        1998      1997
                                       --------    --------  --------
Components of net periodic benefit cost:
Service cost                           $  5,033    $  4,751  $  3,667
Interest cost                             9,135       8,117     7,556
Expected return on plan assets          (12,685)    (10,541)   (9,288)
Amortization of prior service
 cost and net transition obli-
 gation                                    (113)       (113)     (113)
Recognized actuarial loss (gain)            150          18        34
                                       --------    --------   -------
Net periodic benefit cost              $  1,520    $  2,232  $  1,856
                                       ========    ========   =======

                                                Postretirement
                                               Medical Benefits
                                               ----------------
                                         1999        1998      1997
                                       --------    --------  --------
Components of net periodic benefit cost:
Service cost                           $    732    $    712  $    687
Interest cost                             1,153       1,188     1,190
Expected return on plan assets              -           -         -
Amortization of prior service
 cost and net transition obli-
 gation                                     610         610       611
Recognized actuarial loss (gain)            (91)        (58)      (36)
                                       --------    --------  --------
Net periodic benefit cost              $  2,404    $  2,452  $  2,452
                                       ========    ========  ========

     The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost-trend rate) is 7.8% for 1999 and is assumed to decrease gradually to 5.0% for 2005 and to remain at that level thereafter. The health care cost-trend rate assumption has a significant effect on the amounts reported. The corporation has limited its exposure to increases in health care cost-trend rates by setting a cap on the maximum amount it will ever pay on any one retiree and by passing through 100% of the cost of retiree health care to new employees hired after December 31, 1993. The following table represents the effect of a one-percent change in the assumed health care cost trend rate:


                                                    One-Percent One-Percent
                                                     Increase    Decrease
                                                    ----------- -----------
Effect on service and interest cost components      $      82   $    (100)
Effect on benefit obligation                              916      (1,036)




     The corporation has deferred compensation agreements with certain officers and directors. Benefits under these agreements are being funded by life insurance policies. The accrued liability for these agreements as of December 31, 1999, and 1998, was $22.911 million and $21.440 million, respectively. For the years ended December 31, 1999, 1998, and 1997, expenses related to these agreements were $1.471 million, $1.356 million, and $0.868 million, respectively.
     The corporation has a thrift plan to which employees with one year of service may elect to contribute up to 12% of their salary. The corporation contributes to the plan to the extent of 50% of the employees' first 6% of contributions, and an additional 25% contribution is made if a specified profit objective is met. A 75% employer match was made in each of the years 1999, 1998 and 1997 when the corporation's contributions to the plan totaled $4.253 million, $4.252 million and $3.989 million, respectively. The plan is administered under the provisions of Section 401(k) of the Internal Revenue Code.


13. INCOME TAXES

     The provision for income taxes includes amounts currently payable and amounts deferred to or from other years as a result of differences in the timing of the recognition of income and expense for financial reporting and tax purposes. The income tax provision includes the following amounts:

                                                     Year Ended December 31
                                                       1999    1998    1997
                                                    -------  -------  -------
Current:
  Federal taxes                                      $81,921  $69,819  $65,108
  State taxes                                          1,590    1,287    1,690
                                                     -------  -------  -------
  Total current                                       83,511   71,106   66,798
                                                     -------  -------  -------
Deferred (benefit):
  Federal taxes                                       (5,538)  (1,555)    (336)
  State taxes                                             (5)    (117)      17
                                                     -------  -------  -------
  Total deferred                                      (5,543)  (1,672)    (319)
                                                     -------  -------  -------
Provision for income taxes                           $77,968  $69,434  $66,479
                                                     =======  =======  =======

















     The exclusion of certain categories of income and expense from taxable net income results in an effective tax rate that is lower than the statutory federal rate. The differences in the rates are as follows:

                                          Year Ended December 31
                                   1999            1998            1997
                              --------------- --------------- ---------------
                              Amount  Percent Amount  Percent Amount  Percent
                              ------- ------- ------- ------- ------- -------
Statutory rate                $80,090   35.0% $69,859   35.0% $66,963   35.0%
Nontaxable interest on
  municipal obligations        (5,469)  (2.4)  (3,992)  (2.0)  (3,958)  (2.1)
State taxes, net of
 Federal tax benefit            1,030    0.5      761    0.4    1,110    0.6
Nondeductible goodwill          2,361    1.0    2,449    1.2    1,923    1.0
Other items                       (44)   0.0      357    0.2      441    0.3
                              ------- ------- ------- ------- ------- -------
Effective rate                $77,968   34.1% $69,434   34.8% $66,479   34.8%
                              ======= ======= ======= ======= ======= =======

     The corporation's federal income tax returns are closed through December 31, 1995. Based on management's estimates of future taxable income, the full amount of the corporation's deferred tax asset will more likely than not be realized, and a valuation allowance is not deemed necessary. Significant components of the corporation's deferred-tax liabilities and assets are as follows:
                                                            December 31
                                                           1999     1998
                                                         -------   -------
Deferred-tax assets:
  Allowance for loan losses                              $24,542   $24,021
  Deferred compensation                                    7,279     6,943
  Postretirement benefits                                  4,813     4,106
  Stock options                                            1,567     2,952
  Unrealized loss on securities                              821       -
  Other                                                   17,193     8,751
                                                         -------   -------
  Total deferred-tax assets                               56,215    46,773
                                                         -------   -------
Deferred-tax liabilities:
  Depreciation                                             7,162     5,717
  Pension                                                  4,307     4,428
  Life insurance reserves                                  2,670     2,679
  Unrealized gain on securities                              -         544
  Other                                                   10,496     7,348
                                                         -------   -------
  Total deferred-tax liabilities                          24,635    20,716
                                                         -------   -------
Net deferred-tax assets                                  $31,580   $26,057
                                                         =======   =======

14. NET INCOME PER SHARE

                                             Year Ended December 31
                                             1999      1998      1997
                                           --------  --------  --------
Basic:
Net income                                 $150,860  $130,162  $124,845
Preferred stock dividends                        33        35        41
                                           --------  --------  --------
Net income applicable to common stock      $150,827  $130,127  $124,804
                                           --------  --------  --------
Average common shares outstanding            49,979    51,233    50,622

     Net income per share of common stock  $   3.02  $   2.54  $   2.47
                                           ========  ========  ========
Diluted:

Net income                                 $150,860  $130,162  $124,845

Average common shares outstanding            49,979    51,233    50,622
Dilutive effect of stock options                149       177       123
Conversion of preferred stock                   110       119       135
                                           --------  --------  --------
Total average common shares                  50,238    51,529    50,880
                                           --------  --------  --------
Net income per share of common stock       $   3.00  $   2.53  $   2.45
                                           ========  ========  ========


15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow analyses or other valuation techniques. Those techniques involve subjective judgment and are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. As a result, the derived fair value estimates cannot be substantiated by comparison to independent markets, and in many cases, could not be realized in immediate settlement of the instrument.
     SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The disclosures also do not include certain intangible assets such as core deposit intangibles, mortgage servicing rights and goodwill. Accordingly, the aggregate fair value amount presented below should not be interpreted as representing the underlying value of the corporation.












                                             December 31
                                     1999                     1998
                            ----------------------   ----------------------
                             Carrying      Fair       Carrying      Fair
                              Amount       Value       Amount       Value
                            ----------  ----------   ----------  ----------
Financial assets:
  Cash and cash equivalents  $  552,423   $ 552,423    $ 642,931   $ 642,931
  Investment securities       2,034,788   1,992,972    2,323,052   2,337,502
  Loans, net                  6,320,839   6,377,873    6,037,640   6,172,091
  Other earning assets           23,125      23,125       22,427      22,427
Financial liabilities:
  Deposits                    7,863,948   7,877,437    8,055,078   8,080,408
  Short-term debt               420,297     420,297      385,996     385,996
  Long-term debt                  1,647       1,647        2,648       2,648

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



Off-Balance Sheet Instruments: The estimated fair value of off-balance sheet items was not material at December 31, 1999. The corporation does not engage in hedging or swap transactions nor does it employ any derivative securities.


16. RELATED-PARTY TRANSACTIONS

     Directors and officers of the corporation and their affiliates were customers of, and had other transactions with, the corporation in the ordinary course of business. The corporation has made residential mortgage loans at favorable rates to officers of the corporation and its subsidiaries who have been relocated for the convenience of the corporation. Other loan transactions with directors and officers were made on substantially the same terms as those prevailing for comparable loans to other persons and did not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 1999 and 1998, loans to directors and executive officers of the corporation and its significant subsidiaries, where the aggregate of such loans exceeded $60 thousand, totaled $57.066 million and $38.803 million, respectively. During 1999, $239.528 million of new loans were made and repayments totaled $228.055 million. These totals include loans to certain business interests and family members of the directors and executive officers, and no losses are anticipated in connection with any of the loans.


17. RESTRICTIONS ON LOANS AND DIVIDENDS FROM SUBSIDIARIES

     The corporation's banking affiliates and its life insurance subsidiary are subject to federal and/or state statutes that prohibit or restrict certain of their activities, including the transfer of funds to the corporation. There are restrictions on loans from banks to their parent company, and banks and life insurance companies are limited as to the amount of cash dividends that they can pay. As of December 31, 1999, the corporation's equity in the net assets of its subsidiaries, after elimination of intercompany deposits and loans, totaled $787.144 million. Of that amount, $766.555 million was restricted as to the payment of dividends.


18. REGULATORY CAPITAL ADEQUACY REQUIREMENTS

     The corporation and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the corporation and its subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the corporation and its subsidiary banks meet all capital adequacy requirements to which it is subject.
     The most recent notification from the federal banking agencies categorized the corporation and its subsidiaries as well capitalized under the regulatory framework. There are no conditions or events since that notification that management believes have changed the institution's category. To be categorized as adequately capitalized, the corporation and its subsidiary banks must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The regulatory requirement for the Tier 1 leverage ratio is 3% for the highest-rated banks with an additional 100-200 basis points for all other banks.

     The actual capital amounts and ratios of the corporation and its largest subsidiary bank are presented in the following table:


                                                   For          To Be Well
                                                 Capital     Capitalized Under
                                                 Adequacy    Prompt Corrective
                                  Actual         Purposes    Action Provisions
                              --------------  --------------  ---------------
                              Capital  Ratio  Capital  Ratio  Capital   Ratio
                              -------- -----  -------- -----  --------  -----


As of December 31, 1999:
  Tier 1 leverage ratio:
    Consolidated              $862,542  9.22% $280,662 3.00%  $467,770   5.00%
    Largest subsidiary bank    253,587  7.31   104,097 3.00    173,496   5.00
  Tier 1 risk-based capital:
    Consolidated               862,542 12.67   272,284 4.00    408,426   6.00
    Largest subsidiary bank    253,587  9.27   109,462 4.00    164,193   6.00
  Total risk-based capital:
    Consolidated               932,661 13.70   544,569 8.00    680,711  10.00
    Largest subsidiary bank    281,380 10.28   218,924 8.00    273,656  10.00

As of December 31, 1998:
  Tier 1 leverage ratio:
    Consolidated              $805,842  8.73% $276,840 3.00%  $461,400   5.00%
    Largest subsidiary bank    234,643  7.13    98,733 3.00    164,555   5.00
  Tier 1 risk-based capital:
    Consolidated               805,842 12.14   265,469 4.00    398,204   6.00
    Largest subsidiary bank    234,643  8.93   105,070 4.00    157,605   6.00
  Total risk-based capital:
    Consolidated               876,154 13.20   530,938 8.00    663,673  10.00
    Largest subsidiary bank    262,812 10.01   210,140 8.00    262,675  10.00



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


19. FIRST VIRGINIA BANKS, INC. (PARENT COMPANY ONLY)
    CONDENSED FINANCIAL INFORMATION

                                  BALANCE SHEETS
                                                              December 31
                                                           1999        1998
                                                        ---------- ----------
Assets
  Cash and noninterest-bearing deposits
    principally in affiliated banks                     $      325 $      276
  Money market investments                                 116,916     68,038
  Investment in affiliates based on the corporation's
    equity in their net assets:
     Banking companies                                     773,985    748,768
     Bank-related companies                                 13,159     12,866
  Investment securities - (fair value $15,518 and
     $23,061)                                               25,789     23,028
  Loans (including $15,061 and $18,903
       to affiliated companies)                             25,686     29,674
  Premises and equipment                                    29,792     33,251
  Intangible assets                                        127,258    135,787
  Accrued income and other assets                           55,006     51,394
                                                        ---------- ----------
    Total Assets                                        $1,167,916 $1,103,082
                                                        ========== ==========

Liabilities and Shareholders' Equity
  Commercial paper                                      $   89,938 $   66,927
  Accrued interest and other liabilities                    47,491     45,827
                                                        ---------- ----------
    Total Liabilities                                      137,429    112,754
Shareholders' Equity                                     1,030,487    990,328
                                                        ---------- ----------
    Total Liabilities and Shareholders' Equity          $1,167,916 $1,103,082
                                                        ========== ==========



                               STATEMENTS OF INCOME

                                                    Year Ended December 31
                                                    1999      1998      1997
                                                  --------  --------  --------
Income
Dividends from affiliates:
  Banking companies                               $129,964  $112,337  $169,459
  Bank-related companies                             1,375     2,000     1,400
Service fees from affiliates                        18,087    16,952    12,770
Rental income:
  Affiliates                                         4,405     4,468     4,636
  Other                                              1,668     1,585     1,449
Interest and dividends:
  Affiliates                                         1,296     1,077       844
  Other                                              5,997     6,192     5,699
Other                                                4,223     1,125     1,175
                                                  --------  --------  --------
    Total income                                   167,015   145,736   197,432
                                                  --------  --------  --------
Expense
Salaries and employee benefits                      19,976    19,269    20,754
Interest:
  Affiliates                                           130        45        70
  Other                                              3,103     2,552     1,936
Other expense:
  Affiliates                                           931       781       641
  Other                                             19,800    17,029    14,910
                                                  --------  --------  --------
    Total expense                                   43,940    39,676    38,311
                                                  --------  --------  --------
Income before income taxes and equity in
     undistributed income of affiliates            123,075   106,060   159,121
Provision for income taxes                          (1,208)   (1,023)   (2,459)
                                                   --------  --------  --------
Income before equity in
     undistributed income of affiliates            124,283   107,083   161,580
Equity in undistributed income of affiliates        26,577    23,079   (36,735)
                                                  --------  --------  --------
Net income                                        $150,860  $130,162  $124,845
                                                  ========  ========  ========

                             STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31
                                                     1999     1998      1997

                                                   --------  -------- --------
Net cash provided by operating activities          $140,746  $110,833 $173,404
                                                   --------  -------- --------
Investing activities:
  Proceeds from the sale of available for sale
     securities                                       2,317     1,891     -
  Proceeds from maturity of
     held to maturity securities                      2,850    22,250   12,035
  Purchase of investment securities                  (9,299)  (23,270) (20,150)
  Net (increase) decrease in loans                    1,964     1,431   (7,023)
  Purchases of premises and equipment                  (666)     (568)  (4,540)
  Sales of premises and equipment                     1,842        96      (60)
  Investment in affiliates                              -     (25,750)    (164)
  Other                                              (9,392)      170   (2,244)
                                                   --------  -------- --------
     Net cash used for investing activities         (10,384)  (23,750) (22,146)
                                                   --------  -------- --------
Financing activities:
  Net increase in short-term borrowings              25,035    18,145   12,195
  Common stock purchased and retired                (44,726)  (91,636) (94,772)
  Proceeds from issuance of common stock              4,320       897      819
  Cash dividends                                    (66,064)  (59,718) (51,510)
                                                    --------  -------- --------
     Net cash used for financing activities         (81,435) (132,312)(133,268)
                                                   --------  -------- --------
     Net increase (decrease) in cash and
                cash equivalents                     48,927   (45,229)  17,990
     Cash and cash equivalents at beginning of year  68,314   113,543   95,553
                                                   --------  -------- --------
     Cash and cash equivalents at end of year      $117,241  $ 68,314 $113,543
                                                   ========  ======== ========
Cash paid for:
     Interest                                       $ 3,105  $  2,551 $  1,934
     Income taxes                                    (3,949)    1,676   (3,355)


20. CONTINGENCIES

     The corporation, in the normal course of its business, is the subject of legal proceedings instituted by customers and others. In the opinion of the corporation's management, there were no legal matters pending as of December 31, 1999, that would have a material effect on its financial statements.


21. BUSINESS SEGMENTS

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expenses, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. Pursuant to this definition the corporation maintains two segments: retail banking done through its affiliated banks in Virginia, Maryland and Tennessee, and "other," which consists primarily of nonbanking services and is immaterial for segment reporting purposes. Since each of the affiliated banks in the retail banking segment offers similar products and services to similar types and classes of customers, operates in the same regulatory environment and has similar economic characteristics, all the affiliated banks are managed as one reportable segment, retail banking. Substantially all of the corporation's
consolidated assets, revenues and income are derived from this segment.   The
corporation has no foreign operations.




MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING
---------------------------------------------------

     The management of First Virginia Banks, Inc., has prepared and is responsible for the accompanying financial statements, together with the financial data and other information presented in this annual report. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances. The financial statements include amounts that are based on management's best estimates and judgments.
     Management maintains and depends upon an internal accounting control system designed to provide reasonable assurance that transactions are executed in accordance with management's authorization, that financial records are reliable as the basis for the preparation of all financial statements, and that the corporation's assets are safeguarded. The design and implementation of all systems of internal control are based on judgments required to evaluate the costs of control in relation to the expected benefits and to determine the appropriate balance between these costs and benefits. The corporation maintains a professional internal audit staff to monitor compliance with the system of internal accounting control. Operational and special audits are conducted, and internal audit reports are submitted to appropriate management.
     The Audit Committee of the Board of Directors, comprised solely of outside directors, meets periodically with the independent public accountants, management and internal auditors to review accounting, auditing and financial reporting matters. The independent public accountants and internal auditors have free access to the committee, without management present, to discuss the results of their audit work and their evaluations of the adequacy of internal controls and the quality of financial reporting.
     The 1999 financial statements in this annual report have been audited by the corporation's independent auditors, KPMG LLP, for the purpose of determining that the financial statements are presented fairly. Their independent professional opinion on the corporation's financial statements is presented on the following page.


                                                /S/ Barry J. Fitzpatrick
                                                ________________________
                                                Barry J. Fitzpatrick
                                                Chairman, President and
                                                Chief Executive Officer



                                               /S/ Richard F. Bowman
                                               ________________________
                                               Richard F. Bowman
                                               Executive Vice President,
                                               Treasurer and
                                               Chief Financial Officer



REPORT OF KPMG LLP, INDEPENDENT AUDITORS
----------------------------------------

To the Shareholders and Board of Directors
First Virginia Banks, Inc.

     We have audited the accompanying consolidated balance sheet of First Virginia Banks, Inc. (the Bank) as of December 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Virginia Banks, Inc. as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                    /s/ KPMG LLP



Richmond, Virginia
January 18, 2000


REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS
-------------------------------------------------

To the Shareholders and Board of Directors
First Virginia Banks, Inc.

     We have audited the accompanying consolidated balance sheet of First Virginia Banks, Inc. as of December 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Virginia Banks, Inc. at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                    /s/ Ernst & Young LLP



Washington, D.C.
January 19, 1999











                                   PART III
                                   --------

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

     Incorporated by reference from the corporation's proxy statement dated March 8, 2000.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     Incorporated by reference from the corporation's proxy statement dated March 8, 2000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

     Incorporated by reference from the corporation's proxy statement dated March 8, 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     Incorporated by reference from the corporation's proxy statement dated March 8, 2000.

                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

FINANCIAL STATEMENTS:

     The following consolidated financial statements and report of independent auditors of the corporation and its subsidiaries are in Part II, item 8 on the following pages:
                                                                        Page
     Consolidated Balance Sheets - December 31, 1999 and 1998          46/47

     Consolidated Statements of Income - Years Ended
       December 31, 1999, 1998 and 1997                                48/49

     Consolidated Statements of Shareholders' Equity - Years
       Ended December 31, 1999, 1998 and 1997                          50/51

     Consolidated Statements of Cash Flows - Years Ended
       December 31, 1999, 1998 and 1997                                52/53

     Notes to Consolidated Financial Statements                        54/78

     Report of KPMG LLP Independent Auditors                              80

     Report of Ernst & Young LLP Independent Auditors                     81

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

    (10) Supplemental compensation agreement for Mr. Barry J. Fitzpatrick is incorporated by reference to Exhibit 10 of the 1994 Annual Report on Form 10-K. Supplemental compensation agreements for Messrs. Paul
          H. Geithner, Jr., Thomas K. Malone, Jr. and Robert H. Zalokar are incorporated by reference to Exhibit 10 of the 1992 Annual Report on Form 10-K. Also incorporated from that exhibit are: (1) Key Employee Salary Reduction Deferred Compensation Plans and Directors' Deferred Compensation Plans for 1983 and 1986 and (2) A compensatory plan known as the Collateral Assignment Split Dollar Life Insurance Agreement and Plan. (3) There are also two plans relating to options and rights. The 1986 Incentive Stock Option Plan, Nonqualified Stock Option Plan and Stock Appreciation Rights Plan is incorporated by reference to Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987. The 1991 Incentive Stock Option Plan, Nonqualified Stock Option Plan and Stock Appreciation Rights Plan is incorporated by reference to Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992.

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

          Incorporated by reference to Exhibit 10 of the 1996 Annual Report on Form 10K is the Second Amendment to the Management Contract for Mr. Barry J. Fitzpatrick, dated December 17, 1996. And employment agreements regarding "Change of Control" for Mr. Barry J. Fitzpatrick, Shirley C. Beavers, Jr., Richard F. Bowman, Raymond E. Brann, Jr. and Thomas P. Jennings.

          Attached hereto as Exhibit 10 are the (1) First Virginia Thrift Restoration and Deferred Compensation Plan, (2) 1998 Directors' Deferred Compensation Plan and (3) First Virginia Banks, Inc. 1998 Stock Incentive Plan.

    (12)  Statement RE: Computation of Ratios.

    (13) First Virginia Banks, Inc., 1999 Annual Report to its Shareholders . (Not included in the electronic filing).

    (21)  Subsidiaries of the Registrant.

    (23)  Consent of Independent Auditors.

    (24)  Power of Attorney concerning Directors' signatures

    (27)  Financial Data Schedule.


REPORTS ON FORM 8-K:

  No reports on Form 8-K were required to be filed during the last quarter of 1999.
SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed as of March 29, 2000, on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST VIRGINIA BANKS, INC.


                                      /s/ Barry J. Fitzpatrick
                                     ___________________________________
                                     Barry J. Fitzpatrick, Chairman, President
                                     and Chief Executive Officer


                                      /s/ Richard F. Bowman
                                     ___________________________________
                                     Richard F. Bowman, Executive Vice
                                     President, Treasurer and Chief Financial
                                     Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as of March 29, 2000 on behalf of the registrant and in the capacities indicated.

                  SIGNATURE                         TITLE
                  ---------                         -----

          /s/ Barry J. Fitzpatrick
         ____________________________            Chairman, President,
           Barry J. Fitzpatrick                  Chief Executive Officer
           Principal Executive Officer           and Director


          /s/ Richard F. Bowman
         ____________________________            Executive Vice President,
           Richard F. Bowman                     Treasurer and Chief Financial
           Principal Financial and               Officer
           Accounting Officer


           Edward L. Breeden III*
         ____________________________            Director
           Edward L. Breeden, III


           Paul H. Geithner, Jr.*
         ____________________________            Director
           Paul H. Geithner, Jr.


           L. H. Ginn III*
         ____________________________            Director
           L. H. Ginn, III

                  SIGNATURE                         TITLE
                  ---------                         -----


           Gilbert R. Giordano*
         ____________________________            Director
           Gilbert R. Giordano


           Elsie C. Gruver*
         ____________________________            Director
           Elsie C. Gruver


           Eric C. Kendrick*
         ____________________________            Director
           Eric C. Kendrick


           W. Lee Phillips, Jr.*
         ____________________________            Director
           W. Lee Phillips, Jr.


           Robert M. Rosenthal*
         ____________________________            Director
           Robert M. Rosenthal


           Josiah P. Rowe III*
         ____________________________            Director
           Josiah P. Rowe, III


           Lynda S. Vickers-Smith*
         ____________________________            Director
           Lynda S. Vickers-Smith


           Robert H. Zalokar*
         ____________________________            Director
           Robert H. Zalokar


           Albert F. Zettlemoyer*
         ____________________________            Director
           Albert F. Zettlemoyer


* By: /s/Thomas P. Jennings
     -----------------------
     Thomas P. Jennings, Attorney-in-fact
     March 29, 2000










                            ANNUAL REPORT ON FORM 10-K

                       For the Year Ended December 31, 1999

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































                            FIRST VIRGINIA BANKS, INC.
                             6400 Arlington Boulevard
                        Falls Church, Virginia 22042-2336

                                                               EXHIBIT 10
                         FIRST VIRGINIA BANKS, INC.

                           Falls Church, Virginia

      FIRST VIRGINIA THRIFT RESTORATION AND DEFERRED COMPENSATION PLAN
                     As Revised Effective March 29. 1998

     THIS REVISED PLAN, signed and executed on the date appearing at the end hereof, but effective for all purposes as of March 29, 1998, by

                        FIRST VIRGINIA BANKS, INC.,

a Virginia corporation, with principal executive offices located at 6400 Arlington Boulevard, Falls Church, Virginia 22042 (hereinafter referred to as the "Employer") shall contain the revised terms, provisions, conditions, and covenants that constitute the FIRST VIRGINIA THRIFT RESTORATION AND DEFERRED COMPENSATION PLAN (previously called the First Virginia Supplemental Benefits
Plan) to allow for benefit restoration under its Employees' Thrift Plan and provide opportunities for certain key employees of the Employer to defer part or all of their bonuses or other special remuneration (hereinafter referred to as the "Plan")

1. Purpose Of The Plan

The purpose of the Plan is to provide for the payment of supplemental retirement and death benefits to, or in respect to, certain key employees of the Employer and its Affiliates, for whom contributions may be restricted under the First Virginia Banks, Inc. Employees' Thrift Plan (hereinafter referred to as "Employees' Thrift Plan") as a result of (a) the annual limitation on before-tax contributions, known as Employee Salary Deferral Contributions under the Employees' Thrift Plan, of Ten Thousand Dollars ($10,000) (or such higher amount as the Secretary of the Treasury may designate) under Section 402(g) of similar section of the Internal Revenue Code (hereinafter referred to as the "Code") ; (b) the annual limitation on Compensation taken into account under the Employees' Thrift Plan, of One Hundred Sixty Thousand Dollars ($160,000) (or such higher amount as the Secretary of the Treasury may designate) under Section 401(a) (17) or similar section of the Code; or (c) restrictions, as determined by the Committee, upon the Employee Salary Deferral Contributions as a result of limitations on the actual deferral percentage under Section 401(k) of the Code or the match as a result of the limitations on the actual contribution percentage under
Section 401(m) of the Code. In addition, the Plan is intended to provide an opportunity for-key employees to defer part or all of their bonuses or other special remuneration if it is permitted by the Employee Benefits Committee of First Virginia Banks, Inc. It is intended that the Plan qualify for the exemptions from coverage under Parts 2, 3 and 4 of Subtitle B of Title I of the Employee Retirement Income Security Act of 1974, as amended, applicable with respect to a plan which is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees.

2. Definitions

The following definitions, set forth in alphabetical order, are used throughout the Plan. Whenever words or phrases have initial capital letter in the Plan, a special definition for those words or phrases is set forth below.

a. "Account" means the record maintained by the Committee of each Participant's interest in the Plan. Each Account shall be credited with each Participant's deferred Compensation and will reflect all payments and withdrawals therefrom and the amount of income, expenses, gains and losses attributable thereto.

b. "Affiliate" means an Affiliate, as defined in the Employees' Thrift Plan.

c. "Beneficiary" mean the person, persons or entity designated in writing by the Participant on forms provided by the Committee to receive distribution of his Account balance in the event of the Participant's death. A Participant may change the designated Beneficiary from time to time by filing a new written designation with the Committee, and such designation shall be effective upon receipt by the Committee. If a Participant has not designated a Beneficiary, or if a designated Beneficiary is not living or in existence at the time of a Participant's death, any death benefits payable under the Plan shall be paid to the Participant's estate.

d. "Board of Directors" means the Board of Directors of First Virginia Banks, Inc., sometimes referred to as the Board.

e. "Change in Control" means a change in control of the Employer as defined under the Trust Agreement Covering the Nonqualified Deferred Compensation Programs of First Virginia dated January 1, 1992, as amended from time to time.

f. "Code" means the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder.

g. "Committee" means the Employee Benefits Committee of First Virginia Banks, Inc., which will be responsible for administration of this Plan.

h. "Compensation" means Compensation, as defined in the Employees' Thrift
Plan.

i. "Deferral Agreement" means a written agreement by a Participant to have a specified percentage or dollar amount of his Compensation deferred under the Plan.

j "Determination Date" means the last day of each calendar quarter or such other date as designated by the Committee in accordance with Section 7.d.

k. "Disability" means the total, continuous and permanent inability of the Participant to perform his duties as a key employee, as determined by a licensed physician chosen by the Committee and as determined by the Committee.

l. "Employer" means First Virginia Banks, Inc., or any successor thereto unless the context clearly requires otherwise.

m. "Funds" means the hypothetical investment options made available to the Participant which shall be used as deemed earnings indices for credits to a Participant's Account. The Committee will determine the funds which will be available from time to time.

n. "Participant" means a key employee who is eligible to participate in the Plan pursuant to Section 4. of the Plan and who participates in accordance with Section 5. of the Plan.

o. "Plan Earnings Rate" means for any month the positive or negative rate of return equal to that which would have been generated had a Participant's Account actually been invested in the Fund or Funds designated by the Participant for such month net of investment-related charges. No provision of this Plan shall be construed as giving any Participant an interest in any of these Funds nor shall any provision require that the Employer make any investment in any such Funds.

p. "Plan Year" means the calendar year.

3. Administration

This Plan shall be administered by and under the direction of the Employee Benefits Committee of First Virginia Banks, Inc., which may be referred to as the Plan Administrator. A member of the Committee may be a Participant hereunder and may act on matters of general applicability to all Participants, including himself. If a matter pertaining to his individual participation should arise, the Participant shall abstain from acting on that particular matter and the remaining members of the Committee may resolve the matter. All records shall be kept that are necessary to administer this Plan, including records covering each Participant's separate Account under this Plan.

The Committee is authorized to interpret the Plan, to make, amend and rescind such rules as it deems necessary for the proper administration of the Plan, to make all other determinations necessary or advisable for the administration of the Plan and to correct any defect or supply any omission or reconcile any inconsistency in the Plan in the manner and to the extent that the Committee deems desirable to carry out the Plan into effect. it shall be understood that the Committee shall have complete discretion and its decisions shall be binding, final and conclusive upon all parties. The Committee is authorized to delegate any or all of its authority from time to time in writing. The powers and duties of the Committee shall include, without limitation, the following:

a. Resolving all questions relating to the eligibility of key employees to become Participants;

b. Determining the amount of benefits payable to Participants or their Beneficiaries and authorizing and directing the Employer with respect to the payment of benefits under the Plan;

c. Construing and interpreting the Plan whenever necessary to carry out its intention and purpose and making and publishing such rules for the regulation of the Plan as are not inconsistent with the terms of the Plan;

d. Compiling and maintaining all records it determines to be necessary, appropriate or convenient in connection with the administration of the Plan; and e. Engaging any administrative, actuarial, legal, medical, accounting, clerical, or other service it may deem appropriate to effectuate the Plan.

The expenses of the Committee properly and actually incurred in the performance of its duties under the Plan shall be paid by the Employer.

To enable the Committee to perform its functions, the Employer shall supply full and timely information to the Committee on all matters relating to Participants as the Committee may require, and shall maintain such other records as the Committee may determine are necessary in order to determine the benefits due or which may become due to the Participants or their Beneficiaries under the Plan. The Committee may rely on such records as conclusive with respect to the matters set forth therein.

The Committee shall assist the Employer, as requested, in complying with any reporting and disclosure requirements.

4. Employees To Be Covered By The Plan

A key employee of the Employer, or of any of its Affiliates that adopts the Plan in accordance with Section 14 below, who is either a highly compensated employee as defined in Section 414(q) of the Code or whose rate of pay equals or exceeds the compensation level contained in Section 414 (q) of the Code to be a highly compensated employee, and, who is designated by the Chief Executive Officer of the Employer, shall be eligible to be covered by this Plan if his Employee Salary Deferral Contributions under the Employees' Thrift Plan could be restricted as hereinabove described, and, with the approval of the Committee with regard to voluntary deferrals from his bonus payments or other special remuneration if he is either a highly compensated employee as defined under Section 414(q) of the Code or whose rate of pay equals or exceeds the compensation level contained in Section 414 (q) of the Code to be a highly compensated employee. A key employee described in the preceding sentence but whose Employee Salary Deferral Contributions under the Employees, Thrift Plan are not restricted as hereinabove described may be designated by the Chief Executive Officer as being eligible to participate under this Plan with regard to voluntary deferrals from his bonus payments or other special remuneration, pending being eligible to participate with respect to Employee Salary Deferral Contributions. Regardless, no employee of the Employer or its Affiliates whose compensation is measured primarily through commissions and other incentive payments shall be eligible to be covered under this Plan. Each employee eligible for coverage under this Plan shall be permitted to accept or decline such coverage within the later of thirty (30) days after first becoming eligible or before the beginning of each calendar year, whichever is later.

Inclusion under this Plan of an employee shall become effective as of the earlier of (a) the date as of which he became covered under the terms of this Plan as in effect on January 1, 1994, or (b) the date provided by the Committee in the Participant's enrollment form, and shall continue until the later of the date that he terminates employment or the date as of which all of his benefits under this Plan have been distributed.

Each eligible employee may become covered under this Plan by electing to defer part or all of any bonus or other special remuneration he receives pursuant to Section 5 of this Plan.

5. Enrollment

A Participant may elect to defer his Compensation (including bonuses or other special remuneration with the consent of the Committee) by delivering an executed Deferral Agreement to the Committee in accordance with the following provisions:

a. Each employee who is eligible and is not yet a Participant must deliver an executed Deferral Agreement to the Committee no later than Match 13, 1998 in order to be able to elect to defer all or any portion of his Compensation earned commencing March 29, 1998.

b. Deferrals pursuant to the benefit restoration portion attributable to the Employees' Thrift Plan will occur when a Participant meets the criteria contained in Section 4.

C. To have part or all of any bonus or other special remuneration that is earned deferred, a Participant must deliver an executed Deferral Agreement to the Committee prior to the f first day of the month in which it is declared or otherwise determinable with certainty.

d . A Participant who first becomes eligible to make deferrals of Compensation to the Plan during a Plan Year may, within thirty (30) days after he becomes eligible, elect to participate in the Plan by delivering an executed Deferral Agreement to the Committee. His Deferral Agreement with regard to the benefit restoration portion attributable to the Employees' Thrift Plan will be effective only with regard to Compensation earned or with regard to bonuses or other special remuneration, Compensation that is declared or becomes otherwise determinable with certainty and payable during that part of the Plan Year following the delivery of the Deferral Agreement to the Committee.

e. A Participant's deferral election with regard to the benefit restoration portion attributable to the Employees' Thrift Plan shall continue from year to year until changed.

f. Participants shall make the following elections with regard to bonuses and other special remuneration on each Deferral Agreement:

   i. The amount of Compensation to be deferred, which amount must be at least One Thousand Dollars ($1,000).

   ii.If a Participant is not deferring one hundred percent (100*-.) of his anticipated bonus and other special remuneration for a Plan Year, then the amounts must be in multiples of One Thousand Dollars ($1,000).

g. Deferral elections are irrevocable during a Plan Year.

6. Type And Level Of Benefits

Employees covered by the Plan shall, subject to the terms and conditions set forth herein, be eligible to receive certain retirement and death benefits as hereinafter set forth.

A separate Account under this Plan shall be established and maintained for each Participant, which Account shall be in the form of a bookkeeping entry only. Each Participant's Account shall be credited with the difference between (a) the contributions that would otherwise have been made by the Participant and the Employer on the Participant's behalf under the Employees, Thrift Plan based on his deferral election in effect when first limited for that year assuming that (1) the annual limitation on Employee Salary Deferral Contributions under the Employees' Thrift Plan of Ten Thousand Dollars ($10,
000) (or such higher amount as the Secretary of the Treasury may designate under Section 402 (g) or similar section of the Code; (2) the annual limitation on Compensation under the Employees' Thrift Plan of One Hundred Sixty Thousand Dollars ($160,000) (or such higher amount as the Secretary of the Treasury may designate under Section 401 (a) (17) or similar section of the Code; and the limitation, as determined by the Committee, resulting from the actual deferral percentage limitation upon his ability to make Employee Salary Deferral Contributions under Section 401(k) of the Code or the ability of the Employer to match such contribution under Section 401(m) of the Code (including the multiple use test) resulting from the actual contribution percentage limitation were not in effect, and (b) the contributions actually made on the Participant's behalf under the Employees' Thrift Plan. In addition, such Account shall be credited with any bonuses or other special remuneration that may be deferred by the Participant. These amounts shall be credited to each Participant's Account as of the date they would otherwise have been allocated to his Accounts if they had been made under the Employees' Thrift Plan, assuming that such limitations under the Employees' Thrift Plan were not in effect, or, in the case of a bonus or special remuneration, the last day of the month in which it would be paid. Amounts credited under this Plan shall include Employee Salary Deferral Contributions, Employer Matching Contributions and Employer Supplemental Contributions, all as defined under the Employees' Thrift Plan. The amount attributable to each such type of contribution shall be determined in accordance with the terms of the Employees' Thrift Plan.

7. Determination Of Earnings

Earnings on all amounts deferred pursuant to a Deferral Agreement during a calendar month will be credited for purposes of earnings to a Participant's Account as of a date determined by the Committee. Distributions will be deducted from a Participant's Account for purposes of earnings as of a date determined by the Committee.

a. A Participant must make an investment election at the time of his initial deferral election. A Participant who is a Participant in this Plan before March 29, 1998 must make an investment election before March 13, 1998 to become effective on March 29, 1998 for his Account and future deferrals. The investment election shall designate the portion of the amounts deferred which are to be treated as invested in each available Fund. A Participant's investment election shall remain in effect with respect to each subsequent deferral until the Participant files a change in investment election with the Committee on a form prescribed by the Committee. A Participant may change his investment election no more often than once per calendar quarter. A change in investment election will become effective on the first day of the calendar quarter next following the Committee's receipt of the change in investment election; provided that the Committee receives the change in investment election no later than the fifteenth (15th) calendar day of the month preceding the beginning of the calendar quarter in question.

b. All investment elections shall be advisory only and shall not bind the Employer and the Committee. The Employer shall not be obligated to invest any funds or purchase any shares in connection with this Plan. If, however, the Employer chooses to invest funds to provide for its liabilities under this Plan, the Employer shall have complete discretion to invest such funds subject to Section 11 of this Plan.

c. As of each Determination Date, the Participant I s Account will be credited with the Plan Earnings Rate since the immediately preceding Determination Date. Amounts credited to each Participant's Account shall be determined based upon the balance of the Participant's Account as of the immediately preceding Determination Date with appropriate adjustments for credits of deferrals and distributions as specified in this Section since the immediately preceding Determination Date.

d. The Committee may adopt a policy of providing for regular interim valuations of Accounts.

8. Statement Of Accounts

Within a reasonable time after the end of each calendar quarter of the Plan Year, the Committee shall submit to each Participant a statement showing the value of his Account.

9. Payment Of Benefits

Benefit payments made under this Plan shall be in cash only. A Participant may elect payment of his benefit either in a lump sum or in annual installments for up to ten (10) annual installments. The election shall be made within thirty (30) days after he was notified of his inclusion under this Plan, and shall be revocable until thirty (30) days after retirement, Disability or other termination of employment. The election shall be in writing in the form and manner prescribed by the Committee. A Participant who does not make a timely election will be deemed to have elected to receive a lump sum payment as of the first day of the first calendar quarter beginning at least ninety (90) days following retirement, Disability or other termination of employment of the Participant.

Payment of benefits in annual installments up to ten (10) annual installments shall commence on the first day of the first calendar quarter beginning at least ninety (90) days following the date of retirement, Disability or other termination of employment (other than death) of the Participant, and subsequent installments shall be paid on the first day of each subsequent year. Annual installments during each twelve (12) month period during the payment period shall be substantially equal in amount. The amount of each annual installment for a twelve (12) month period shall be determined as of each January 1 during the payment period by dividing the balance in the Participant's Account as of the applicable December 31 by the remaining number of annual installments to be paid as of that January 1. For the first payment, the balance in the Participant's Account as of the last day of the calendar quarter in which occurred the retirement, Disability or other termination of employment of the Participant shall be used. The last scheduled payment shall include the balance to the credit of the Participant's Account.

Upon the death of a Participant prior to retirement, Disability or termination of employment, the amount payable with respect to the Participant under this Plan shall be distributed to the Participant's Beneficiary in a lump sum as of the first day of the first calendar quarter beginning at least ninety (90) days following the date of death. If a Participant should die after retirement, Disability or other termination of employment but before benefit payments have begun, benefit payments shall be made to the Participant's Beneficiary at the same time and in the same form that would otherwise have been payable to the Participant. If benefit payment have begun as of the date of the Participant's death, benefit payments shall continue to be made to the Participant's Beneficiary at the same time and in the same form that otherwise would have been payable to the Participant.

Upon the death of a Beneficiary receiving benefit payments under this Plan, the balance of the amount payable to the Beneficiary under this Plan shall be distributed to the Beneficiary's estate in a lump sum as soon as practicable after the date of death.

10. Withdrawals

The Committee may approve a request by a Participant for an early withdrawal of monies from the Plan in the event of a financial emergency. Further, the financial emergency must have resulted from a situation beyond the control of the Participant and any such approval must be limited to the amount required to meet the emergency need. The circumstances that would constitute such a financial emergency will depend upon the facts of each case and will be determined by the Committee in its discretion, subject to the claims procedure in Sections 12 and 13.

With the Committee's approval, a Participant may at any time elect to withdraw all or any part of his Account, less a ten percent (10-*.) withdrawal penalty (in addition to any applicable tax withholding).

11. Funding

The Plan shall be unfunded. However, the Employer may establish book reserves based upon its liabilities under this Plan. The right of a Participant to receive benefits under this Plan shall be no greater than the right of any unsecured general creditor of the Employer.

The Employer reserves the right to take reasonable steps to set aside assets for the payment of Plan benefits to the greatest extent possible without compromising the unfunded status of the Plan, including the establishment of a grantor trust.

12. Benefit Claims

The Committee shall be responsible for determining all claims for benefits under this Plan. Within ninety (90) days after receiving a claim, the Committee shall notify a claimant of its decision. If the decision is adverse to the claimant, the Committee shall advise him of the reasons for the decision, of the Plan provision involved, of any additional information he must provide to perfect his claim and of his right to request a review of the decision.

13. Review Of Benefit Claims

A claimant may request a review of an adverse decision by written request to the Committee made within sixty (60) days after receipt of the decision. The claimant or his attorney may review pertinent documents and submit written issues and comments. Within sixty (60) days after receiving a request for review, the Committee shall notify the claimant in writing of (a) the decision; (b) the reasons therefor; and (c) the Plan provisions upon which it is based.

The decision after such review shall be made in the Committee's sole and absolute discretion, and shall be final and binding upon the Employer and the claimant.

14. Manner Of Adoption

Any Affiliate of First Virginia Banks, Inc. that is a participating employer under the Employees' Thrift Plan may adopt this Plan to cover its eligible Employees by action of its Board of Directors.

15. Governing Law

The provisions of the Plan shall be construed, administered, and enforced according to and governed by the laws of the United States and, to the extent not superseded, by the laws of the Commonwealth of Virginia.

16. Nonassignability

Neither a Participant nor his Beneficiary or any other person shall have any right to commute, sell, assign, transfer, or otherwise convey the right to receive any payments hereunder; which payments and the right thereto are expressly declared to be nonassignable and nontransferable. No payments shall be subject to attachment, garnishment, or execution, or be transferable by operation of law in the event of bankruptcy or insolvency, except to the extent otherwise provided by applicable law.

17. Amendment And Termination

This Plan may be amended from time to time by the Board of Directors of the Employer. This Plan may be terminated at any time by the Board of Directors of the Employer. In the event of any amendment of the Plan, termination of the Plan, or discontinuance by an adopting Affiliate of its participation under the Plan, the benefits of a Participant at that time may not be reduced without the written approval of the Participant. Notwithstanding the preceding provisions of this Section, in no case may the Employer amend the Plan in any way that adversely affects one or more Participants following a Change in Control of First Virginia Banks, Inc. without the consent of the affected Participants.

Any Affiliate that has adopted this Plan may by action of its Board of Directors elect to discontinue its participation under the Plan at any time prior to a Change in Control of First Virginia Banks, Inc. Upon discontinuance of participation in the Plan, the discontinuing Affiliate shall notify its Participants and the Secretary of the Employer. Participants of the discontinuing Affiliate under this Plan shall cease to have any deferrals under the Plan as of the date of discontinuance. All other rights of the Participants of the discontinuing Affiliate under this Plan shall be determined in the same manner as if the Affiliate had not discontinued its participation under the Plan.

The Board of Directors of the Employer, in its sole discretion, may accelerate payment of all benefits upon termination of the Plan, by paying such benefits in a single lump sum.

18. Limitation Of Rights - No Contract Of Employment

Neither the establishment of the Plan nor any amendment thereof, nor the payment of any benefits, will be construed as giving to any employee or other person any legal or equitable right against the Employer, the Committee, or the Plan Administrator, except as provided herein.

The Plan shall not be deemed to be a contract of employment between the Employer (or its Affiliates) and any Participant or to be considered as an inducement for the employment of any individual. No Participant shall acquire any right to be retained in the employ of the Employer (or its Affiliates) by virtue of the Plan, nor, upon such employee's dismissal as an employee or upon such employee's voluntary termination of being an employee shall such Participant have any right or interest in the Plan other than as specifically provided herein.

19. Withholding

Payments made under this Plan shall be subject to withholding as shall be required under any income tax or other law, whether of the United States or any other jurisdiction.

20. Separability Clause

The invalidity or unenforceability of any provision of this Plan shall in no way affect the validity or enforceability of any other provision.

21. Payment To Minors Or Persons Under Legal Disability

If any benefit becomes payable to a minor or to a person under a legal disability, payment of such benefit shall be made only to the conservator or guardian of the intended recipient appointed by a court of competent jurisdiction or pursuant to the durable power of attorney of a person under a legal disability. A release by such conservator, guardian, individual, institution, or attorney in fact under a legally enforceable power of attorney shall constitute a legal discharge of the Plan's obligation to the intended recipient.

22. Inability To Locate

If a Participant or Beneficiary cannot be located by the Employer using the Participant's or Beneficiary's last known address on file with the Employer within one year of the Participant's termination of employment or death, all benefits due under the Plan will be forfeited. It is the sole responsibility of the Participant or Beneficiary to maintain a current address on file with the Employer.

23. Definitions

Any term used herein that is defined in the Employees' Thrift Plan shall have in this Plan the same meaning given to it in the Employees, Thrift Plan unless the context clearly indicates a different meaning or is specifically defined in this Plan.

24. All Copies Of Plan Deemed originals

This Plan may be executed or conformed in any number of counterparts, each of which shall be deemed an original.

                                 CONCLUSION

      IN WITNESS WHEREOF, the Employer has caused its proper officers to affix their hands and its corporate seal to this Plan on this 19th day of December, 1997, but effective for all purposes as of the twenty-ninth day of March, 1998.

Attest:                               FIRST VIRGINIA BANKS, INC.

/s/ Thomas P. Jennings                By: /s/ Barry J. Fitzpatrick
----------------------                    ------------------------
Secretary                             Title: Chairman of the Board,
                                             President and Chief
                                             Executive Officer

















                          FIRST VIRGINIA BANKS, INC.

                  1998 Directors' Deferred Compensation Plan

                           Effective April 1, 1998

                              TABLE OF CONTENTS



                                                                         PAGE


I.   Purpose . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

II.  Definitions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

III. Eligibility . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

IV.  Participation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

     A.   Enrollment . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
     B.   Determination of Earnings. . . . . . . . . . . . . . . . . . . . .5
     C.   Statement of Accounts. . . . . . . . . . . . . . . . . . . . . . .6

V.   Distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

     A.   Account Distribution . . . . . . . . . . . . . . . . . . . . . . .6
     B.   Disability Benefit . . . . . . . . . . . . . . . . . . . . . . . .6
     C.   Hardship Withdrawal. . . . . . . . . . . . . . . . . . . . . . . .6
     D.   Special Election for Early Distribution. . . . . . . . . . . . . .7
     E.   Death Benefit. . . . . . . . . . . . . . . . . . . . . . . . . . .7

VI.  Funding of Benefits . . . . . . . . . . . . . . . . . . . . . . . . . .7

VII. Administration of the Plan. . . . . . . . . . . . . . . . . . . . . . .8

     A.   The Committee. . . . . . . . . . . . . . . . . . . . . . . . . . .8
     B.   Expenses of the Committee. . . . . . . . . . . . . . . . . . . . .8
     C.   Information to be Submitted to the Committee . . . . . . . . . . .8
     D.   Notices, Statements and Reports. . . . . . . . . . . . . . . . . .9
     E.   Member of the Committee as a Participant . . . . . . . . . . . . .9

VIII.     Claims Procedure . . . . . . . . . . . . . . . . . . . . . . . . .9

     A.   Filing Claim for Benefits. . . . . . . . . . . . . . . . . . . . .9
     B.   Appeals Procedure. . . . . . . . . . . . . . . . . . . . . . . . 10

IX.  Amendment, Termination or Suspension. . . . . . . . . . . . . . . . . 11

X.   Miscellaneous . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

     A.   Participant Rights . . . . . . . . . . . . . . . . . . . . . . . 11
     B.   Alienation . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
     C.   Partial Invalidity . . . . . . . . . . . . . . . . . . . . . . . 12
     D.   Choice of Law. . . . . . . . . . . . . . . . . . . . . . . . . . 12
     E.   Payment to Minors or Persons Under Legal Disability. . . . . . . 12
     F.   Inability to Locate. . . . . . . . . . . . . . . . . . . . . . . 12
     G.   Successors . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
     H.   Gender, Tense and Headings . . . . . . . . . . . . . . . . . . . 12



                  FIRST VIRGINIA BANKS, INC. 1998 DIRECTORS'
                          DEFERRED COMPENSATION PLAN


This Deferred Compensation Plan (hereinafter referred to as the "Plan") has been adopted by the Board of Directors of First Virginia Banks, Inc. (sometimes hereinafter referred to as the "First Virginia") effective as of April 1, 1998 (the "Effective Date").

I.   Purpose

          The purpose of the Plan is to provide each eligible Director of First Virginia with the opportunity to receive deferred compensation and to provide for the payment of survivor benefits in the event of the Director's death before the date on which deferred compensation payments are scheduled to commence under the Plan. An additional purpose is to establish a method of paying Director's Compensation that will aid First Virginia in continuing to attract and retain as members of its Board of Directors persons whose abilities, experience and judgment can contribute to the continued success of First Virginia.

II.  Definitions

          The following definitions, set forth in alphabetical order, are used throughout the Plan. Whenever words or phrases have initial capital letters in the Plan, a special definition for those words or phrases is set forth below.

    A. "Account" means the record maintained by the Committee of each Director's interest in the Plan. Each Account shall be credited with each Participant's deferred Director's Compensation and will reflect all payments and withdrawals therefrom and the amount of income, expenses, gains and losses attributable thereto.

    B. "Beneficiary" mean the person, persons or entity designated in writing by the Participant on forms provided by the Committee to receive distribution of his Account balance in the event of the Participant's death. A Participant may change the designated Beneficiary from time to time by filing a new written designation with the Committee, and such designation shall be effective upon receipt by the Committee. If a Participant has not designated a Beneficiary, or if a designated Beneficiary is not living or in existence at the time of a Participant's death, any death benefits payable under the Plan shall be paid to the Participant's estate.

    C. "Board of Directors" means the Board of Directors of the Corporation, sometimes referred to or the Board.

    D. "Change in Control" means a change in control of the Corporation as defined under the Trust Agreement Covering the Nonqualified Deferred Compensation Programs of First Virginia dated January 1, 1992, as amended from time to time.

    E. "Code" means the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder.

    F. "Committee" means the Management Compensation and Benefits Committee of the Board of Directors of the Corporation, which will be responsible for oversight of this Plan. The Committee is authorized to delegate any or all of its authority from time to time in writing.

    G. "Corporation" means First Virginia Banks, Inc., or any successor thereto.

    H. "Deferral Agreement" means a written agreement by a Participant to have a specified percentage or dollar amount of his Director's Compensation deferred under the Plan for a specified period in the future.

    I. "Determination Date" means the last day of each calendar month or such other date as designated by the Corporation in accordance with
          Section IVB(4).

    J. "Director" means a regular bylaw member of the Board and shall exclude Senior Advisory Directors.

    K. "Director's Compensation" means compensation, whether for Board meetings, committee meetings or otherwise, earned for services rendered to the Corporation by a Director in his capacity as a Director during a particular Plan Year in which he is a Participant.

    L. "Disabled" means the total, continuous and permanent inability of the Director to perform his duties as a Director, as determined by a licensed physician chosen by the Committee and as determined by the Committee.

    M. "Funds" means the hypothetical investment options made available to the Participant which shall be used as deemed earnings indices for credits to a Participant's Account. The Committee will determine the funds which will be available from time to time.

    N. "Participant" means a Director who is eligible to participate in the Plan pursuant to Section III of the Plan and who participates in accordance with Section IV of the Plan.

    O. "Plan Earnings Rate" means for any month the positive or negative rate of return equal to that which would have been generated had a Participant's Account actually been invested in the Fund or Funds designated by the Participant for such month net of investment-related charges. No provision of this Plan shall be construed as giving any Participant an interest in any of these Funds nor shall any provision require that the Corporation make any investment in any such Funds.

    P.   "Plan Year" means the calendar year.

III. Eligibility

     A. Each Director of the Corporation who is not an employee of the Corporation or any of its subsidiaries or affiliates shall be eligible to participate in the Plan.

IV.  Participation

     A.   Enrollment

          A Participant may elect to defer his Director's Compensation by delivering an executed Deferral Agreement to the Committee in accordance with the following provisions:

          1. Each Participant who is eligible must deliver an executed Deferral Agreement to the Committee no later than March 22, 1998 in order to be able to elect to defer all or any portion of his Director's Compensation earned commencing April 1, 1998.

          2. For subsequent Plan Years, a Participant must deliver an executed Deferral Agreement to the Committee on or prior to the date of the last Board meeting of the Plan Year prior to the first day of the Plan Year for which Director's Compensation is to be earned and deferred.

          3. A Participant who first becomes eligible to make deferrals of Director's Compensation to the Plan during a Plan Year may, within thirty (30) days after he becomes eligible, elect to participate in the Plan for such Plan Year by delivering an executed Deferral Agreement to the Committee. His Deferral Agreement will be effective only with regard to Director's Compensation earned or that becomes determinable and payable during that part of the Plan Year following the delivery of the Deferral Agreement with the Committee.

          4. Participants shall make the following elections on each Deferral Agreement:

               a. The amount of Director's Compensation to be deferred, which amounts must be at least One Thousand Dollars ($1,000). If a Participant is not deferring one hundred percent (100%) of his anticipated Director's Compensation for a Plan Year, then the amounts must be in multiples of One Thousand Dollars ($1,000). Deferral elections are irrevocable.

               b. The distribution date with respect to deferrals covered by the Deferral Agreement, pursuant to Section V.

                    The Participant may specify one distribution date which will be on or before his expected retirement date. Thereafter, a Participant may make a one-time election to change the distribution date to a later date provided that such later date shall not be after the Participant's expected retirement date. The Participant may also make a one-time election to change the form of payment from a lump sum to installments and/or increase the number of installments or change from installments to a lump sum payment. Either election shall not be effective unless the Committee receives the election at least ninety days
                    (90) before the distribution date initially elected. All deferrals prior to a distribution date must specify the same distribution date.

               c. The form of distribution to be made to the Participant at the distribution date pursuant to Section V.

                    Payment of the Participant's Account may be made in a single lump sum or in annual installments of up to ten
                    (10) years, adjusted each year to reflect the earnings credited or debited to such Account. Lump sum payments shall be made not later than the first day of the calendar quarter following the expiration of ninety (90) days from the distribution date elected. The lump sum payment shall be based on the balance in the Participant's Account as of the last day of the calendar quarter in which the distribution date occurred. Any installment payment should be made as soon as practicable after the first day of the Plan Year coincident with or next following a distribution date and each anniversary thereof. The annual installment payment will be a fraction of a Participant's Account balance based on the number of payment years elected. The amount of each annual installment shall be determined by dividing the balance in the Participant's account as of the prior applicable December 31 by the remaining number of annual installments to be paid.

               d. The form of distribution to be paid to Participant's Beneficiary at Participant's death pursuant to Section V.

                    Payment of the Participant's Account to Participant's Beneficiary at Participant's death may be made in a single lump sum or in annual installments of up to ten
                    (10) years, adjusted each year to reflect the earnings credited or debited to such Account. Lump sum payments shall be made not later than the first day of the calendar quarter following the expiration of ninety (90) days from the date of Participant's death. The lump sum payment shall be based on the balance in the Participant's Account as of the last day of the calendar quarter in which Participant's death occurred. Any installment payment should be made as soon as practicable after the first day of the Plan Year coincident with or next following a distribution date and each anniversary thereof. The annual installment payment will be a fraction of a Participant's Account balance based on the number of payment years elected. The amount of each annual installment shall be determined by dividing the balance in the Participant's account as of the prior applicable December 31 by the remaining number of annual installments to be paid.

          B.   Determination of Earnings

               All amounts deferred pursuant to a Deferral Agreement during a calendar month will be credited to a Participant's Account on the last day of the month in which the deferral is made. Distributions will also be deducted on the last day of the month.

               1. A Participant must make an investment election at the time of his initial deferral election. The investment election shall designate the portion of the amounts deferred which are to be treated as invested in each available Fund. A Participant's investment election shall remain in effect with respect to each subsequent deferral until the Participant files a change in investment election with the Committee on a form prescribed by the Committee. A Participant may change his investment election no more often than once per calendar quarter. A change in investment election will become effective on the first day of the calendar quarter next following the Committee's receipt of the change in investment election; provided that the Committee receives the change in investment election no later than fifteen
                    (15) days prior to such quarter.

               2. All investment elections shall be advisory only and shall not bind the Corporation and the Committee. The Corporation shall not be obligated to invest any funds or purchase any shares in connection with this Plan. If, however, the Corporation chooses to invest funds to provide for its liabilities under this Plan, the Corporation shall have complete discretion.

               3. As of each Determination Date, the Participant's Deferral Account will be credited with the Plan Earnings Rate since the immediately preceding Determination Date. Amounts credited to each Participant's Deferral Account shall be determined based upon the balance of the Participant's Deferral Account as of the immediately preceding Determination Date with appropriate adjustments for credits of deferrals and distributions as specified in this Section IV since the immediately preceding Determination Date.

               4. The Corporation may adopt a policy of providing for regular interim valuations of the value of the Accounts.

          C.   Statement of Accounts

               Within a reasonable time after the end of each calendar quarter of the Plan Year, the Committee shall submit to each Participant a statement showing the status of his Account.

V.   Distributions

          A.   Account Distribution

               All distributions shall be in cash and shall be subject to applicable federal, state, and local withholding for taxes. Subject to the provisions of Section IVA4(b) and to the provisions of this Section V, a Participant's Account shall be distributed in accordance with the election made on the Participant's Deferral Agreement(s).

          B.   Disability Benefit

               If a Participant becomes Disabled, the benefit will be paid in a lump sum or in annual installments as elected by the Participant pursuant to Section IVA4(c). Payments will begin not later than the first day of the calendar quarter following the expiration of ninety (90) days from the determination by the Committee that the Participant is Disabled.

          C.   Hardship Withdrawal

               At any time prior to the commencement of benefits hereunder, a Participant may request in writing that the Committee make a distribution to him from his Account balance due to the unforeseeable financial emergency of the Participant. In the event the Committee determines, in its sole discretion, that the Participant is eligible for a distribution under this Section, the distribution shall be made as soon as practicable following the Committee's determination and may not exceed the amount needed to satisfy the immediate and heavy financial hardship of the Participant.

          D.   Special Election for Early Distribution

               With the Committee's approval, a Participant may at any time elect to withdraw all or any part of his Account, less a ten percent (10%) withdrawal penalty (in addition to any applicable tax withholding).

          E.   Death Benefit

               If the Participant dies before benefit payments have begun, then benefits will be paid to the Beneficiary in a lump sum or in annual installments as elected by the Participant pursuant to Section IVA4(d). If installment benefit payments have begun as of the date of Participant's death, benefit payments shall continue at the same time and in the same form that otherwise would have been payable to the Participant. Upon the death of a Beneficiary receiving benefit payments under the Plan, the balance of the amount payable to the Beneficiary under this Plan shall be distributed to the Beneficiary's estate in a lump sum as soon as practicable after the date of death.

VI.  Funding of Benefits

     The Plan shall be considered unfunded at all times. All benefits payable under the Plan shall be paid from the Corporation's general assets, and nothing contained in the Plan shall require the Corporation to set aside or hold in trust any funds for the benefit of a Participant or his Beneficiary. All Participants shall have the status of a general unsecured creditor with respect to the Corporation's obligation to make payments under the Plan. However, the Corporation retains the right to establish a trust and fund a trust at its discretion. Any funds of the Corporation available to pay benefits under the Plan shall be subject to the claims of general creditors of the Corporation.

VII. Administration of the Plan

     A.   The Committee

          The Committee shall be responsible for the administration of the Plan and shall keep a written record of its actions and proceedings regarding the Plan and all dates, records and documents relating to its administration of the Plan.

          The Committee is authorized to interpret the Plan, to make, amend and rescind such rules as it deems necessary for the proper administration of the Plan, to make all other determinations necessary or advisable for the administration of the Plan and to correct any defect or supply any omission or reconcile any inconsistency in the Plan in the manner and to the extent that the Committee deems desirable to carry the Plan into effect. The powers and duties of the Committee shall include, without limitation, the following:

          1. Resolving all questions relating to the eligibility of directors to become Participants;

          2. Determining the amount of benefits payable to Participants or their Beneficiaries and authorizing and directing the Corporation with respect to the payment of benefits under the Plan;

          3. Construing and interpreting the Plan whenever necessary to carry out its intention and purpose and making and publishing such rules for the regulation of the Plan as are not inconsistent with the terms of the Plan;

          4. Compiling and maintaining all records it determines to be necessary, appropriate or convenient in connection with the administration of the Plan; and

          5. Engaging any administrative, actuarial, legal, medical, accounting, clerical, or other service it may deem appropriate to effectuate the Plan.

     B.   Expenses of the Committee

          The expenses of the Committee properly and actually incurred in the performance of its duties under the Plan shall be paid by the Corporation.

     C.   Information to be Submitted to the Committee

          To enable the Committee to perform its functions, the Corporation shall supply full and timely information to the Committee on all matters relating to Participants as the Committee may require, and shall maintain such other records as the Committee may determine are necessary in order to determine the benefits due or which may become due to the Participants or their Beneficiaries under the Plan. The Committee may rely on such records as conclusive with respect to the matters set forth therein.

     D.   Notices, Statements and Reports

          The Committee shall assist the Corporation, as requested, in complying with any reporting and disclosure requirements.

     E.   Member of the Committee as a Participant.

          A member of the Committee may be a Participant hereunder and may act on matters of general applicability to all Participants, including himself. If a matter pertaining to his individual participation should arise, the Participant shall abstain from acting on that particular matter and the remaining members of the Committee may resolve the matter.

VIII.     Claims Procedure

     A.   Filing Claim for Benefits

          If a Participant or Beneficiary (hereinafter referred to as the "Applicant") does not receive the timely payment of the benefits which the Applicant believes are due under the Plan, the Applicant may make a claim for benefits in the manner hereinafter provided.

          All claims for benefits under the Plan shall be made in writing and shall be signed by the Applicant. Claims shall be submitted to a representative designated by the Committee and hereinafter referred to as the "Claims Coordinator." The Claims Coordinator may, but need not, be a member of the Committee. If the Applicant does not furnish sufficient information with the claim for the Claims Coordinator to determine the validity of the claim, the Claims Coordinator shall indicate to the applicant any additional information which is necessary for the Claims Coordinator to determine the validity of the claim.

          Each claim hereunder shall be acted on and approved or disapproved and notice given of its decision by the Claims Coordinator within ninety (90) days following the receipt by the Claims Coordinator of the information necessary to process the claim.

          In the event the Claims Coordinator denies a claim for benefits in whole or in part, the Claims Coordinator shall notify the Applicant in writing of the denial of the claim and notify the Applicant of his right to a review of the Claims Coordinator's decision by the Committee. Such notice by the Claims Coordinator shall so set forth, in a manner calculated to be understood by the Applicant, the specific reason for such denial, the specific provisions of the Plan or Agreement on which the denial is based, a description of any additional material or information necessary to perfect the claim with an explanation of why such material or information is necessary, and an explanation of the Plan's appeals procedure as set forth in this Section.

          If no action is taken by the Claims Coordinator on an Applicant's claim within ninety (90) days after receipt by the Claims Coordinator, such claim shall be deemed to be denied for purposes of the following appeals procedure.

     B.   Appeals Procedure

          Any Applicant whose claim for benefits is denied in whole or in part may appeal from such denial to the Committee for a review of the decision by the Committee. Such appeal must be made within three (3) months after the Applicant has received actual or constructive notice of the denial as provided above. An appeal must be submitted in writing within such period and must:

          1. Request a review by the Committee of the claim for benefits under the Plan;

          2. Set forth all of the grounds upon which the Applicant's request for review is based and any facts in support thereof; and

          3. Set forth any issues or comments which the Applicant deems pertinent to the appeal.

               The Committee shall review appeals by Applicants. The Committee shall act upon each appeal within sixty (60) days after receipt thereof unless special circumstances require an extension of time for processing, in which case a decision shall be rendered by the Committee as soon as possible but not later than one hundred and twenty (120) days after the appeal is received by the Committee.

               The Committee shall make full and fair review of each appeal and any written materials submitted by the Applicant in connection therewith. The Committee may require the Applicant to submit such additional facts, documents or other evidence as the Committee in its discretion deems necessary or advisable in making its review. The Applicant shall be given the opportunity to review pertinent documents or materials upon submission of a written request to the Committee, provided the Committee finds the requested documents or materials are pertinent to the appeal.

               On the basis of its review, the Committee shall make an independent determination of the Applicant's eligibility for benefits under the Plan. The decision of the Committee on any claim for benefits shall be final an conclusive upon all parties thereto.

               In the event the Committee denies an appeal in whole or in part, the Committee shall give written notice of the decision to the Applicant, which notice shall set forth, the specific reasons for such denial and which shall make specific reference to the pertinent provisions of the Plan or Agreement on which the Committee's decision is based.

IX.  Amendment, Termination or Suspension

     A. The Plan may be amended or terminated by the Corporation at any time. Such amendment or termination may modify or eliminate any future deferrals but cannot reduce or eliminate any other benefits under the Plan. Notwithstanding the preceding provisions of this Section, in no case may the Corporation amend the Plan in any way that adversely affects one or more Participants following a Change in Control of the Corporation without the consent of the affected Participants.

     B. The Board of Directors in its sole discretion may accelerate all benefits upon termination of the Plan, and pay such benefits in a single lump sum.

X.   Miscellaneous

     A.   Participant Rights

          Nothing in the Plan shall confer upon a Participant the right to continue as a Director of the Corporation or shall limit or restrict the right of the Corporation to terminate the Participant as a Director at any time with or without cause. This Plan shall be binding upon the heirs, executors, administrators, successors and assigns, as such terms shall apply, of any and all parties hereto, present and future.

     B.   Alienation

          Except as otherwise provided in the Plan, no right or benefit under the Plan shall be subject to anticipation, alienation, sale, assignment, pledge, encumbrance or charge, and any attempt to anticipate, alienate, sell, assign, pledge, encumber or charge such right or benefit shall be void. No such right or benefit shall in any manner be liable for or subject to the debts, liability or torts of a Participant or Beneficiary.

     C.   Partial Invalidity

          If any provision in the Plan is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remaining provisions shall nevertheless continue to be in full force and effect without being impaired or invalidated in any way.

     D.   Choice of Law

          The Plan shall be construed in accordance with the laws of the Commonwealth of Virginia.

     E.   Payment to Minors or Persons Under Legal Disability

          If any benefit becomes payable to a minor or to a person under a legal disability, payment of such benefit shall be made only to the conservator or guardian of the intended recipient appointed by a court of competent jurisdiction or pursuant to the durable power of attorney of a person under a legal disability. A release by such conservator, guardian, individual, institution, or attorney in fact under a legally enforceable power of attorney shall constitute a legal discharge of the Plan's obligation to the intended recipient.

     F.   Inability to Locate

          If the Participant or Beneficiary cannot be located by the Corporation using the Participant's or Beneficiary's last known address on file with the Corporation within one year of the Participant's distribution date or death, all benefits due under the Plan will be forfeited. It is the sole responsibility of the Participant and/or Beneficiary to maintain a current address on file with the Corporation.

     G.   Successors

          In the event of any consolidation, merger, acquisition or reorganization of the Corporation, the obligations of the Corporation under this Plan shall continue and be binding upon the Corporation and its successors.

     H.   Gender, Tense and Headings

          Whenever any words are used herein in the masculine gender, they shall be construed as through they were also used in the feminine gender in all cases where they would so apply. Whenever any words used herein are in the singular form, they shall be construed as though they were also used in the plural form in all cases where they would so apply. Headings and Sections and subsections as used herein are inserted solely for convenience and reference and constitute no part of the Plan.




Executed at Fairfax, Virginia, this 19th day of December, 1997.


Attest:                            FIRST VIRGINIA BANKS, INC.


/s/ Thomas P. Jennings               By /s/ Barry J. Fitzpatrick
-----------------------                 -------------------------
Thomas P. Jennings, Senior Vice       Barry J. Fitzpatrick
President and Secretary               Chairman, President and Chief
                                      Executive Officer











                          FIRST VIRGINIA BANKS, INC.


                          1998 STOCK INCENTIVE PLAN

                           Effective April 24, 1998

ARTICLE I      DEFINITIONS

               1.01      Acquiring Person                  1
               1.02      Administrator                     1
               1.03      Agreement                         1
               1.04      Associate                         1
               1.05      Board                             1
               1.06      Change in Control                 1
               1.07      Code                              1
               1.08      Committee                         1
               1.09      Common Stock                      2
               1.10      Continuing Director               2
               1.11      Control Affiliate                 2
               1.12      Control Change Date               2
               1.13      Corporation                       2
               1.14      Corresponding SAR                 2
               1.15      Disability                        2
               1.16      Efficiency Ratio                  2
               1.17      Exchange Act                      2
               1.18      Fair Market Value                 2
               1.19      Incentive Award                   3
               1.20      Initial Value                     3
               1.21      NIACC                             3
               1.22      Option                            3
               1.23      Participant                       3
               1.24      Performance Shares                3
               1.25      Person                            3
               1.26      Plan                              3
               1.27      Related Entity                    4
               1.28      Retirement                        4
               1.29      SAR                               4
               1.30      Stock Award                       4
               1.31      Total Shareholder Return          4

ARTICLE II     PURPOSES                                    4

ARTICLE III    ADMINISTRATION                              5

ARTICLE IV     ELIGIBILITY                                 5

ARTICLE V      STOCK SUBJECT TO PLAN                       6

               5.01      Shares Issued                     6
               5.02      Aggregate Limit                   6
               5.03      Reallocation of Shares            6

ARTICLE VI     OPTIONS                                     7

               6.01      Award                             7
               6.02      Option Price                      7
               6.03      Maximum Option Period             7
               6.04      Nontransferability                7
               6.05      Transferable Options              7
               6.06      Employee Status                   8
               6.07      Exercise                          8
               6.08      Payment                           8
               6.09      Change in Control                 8
               6.10      Shareholder Rights                9
               6.11      Disposition of Stock              9

ARTICLE VII    SARS                                        9

               7.01      Award                             9
               7.02      Maximum SAR Period                9
               7.03      Nontransferability                9
               7.04      Transferable SARs                 10
               7.05      Exercise                          10
               7.06      Change in Control                 10
               7.07      Employee Status                   11
               7.08      Settlement                        11
               7.09      Shareholder Rights                11

ARTICLE VIII   STOCK AWARDS                                11

               8.01      Award                             11
               8.02      Vesting                           11
               8.03      Performance Objectives            11
               8.04      Employee Status                   12
               8.05      Change in Control                 12
               8.06      Shareholder Rights                12

ARTICLE IX     PERFORMANCE SHARE AWARDS                    12

               9.01      Award                             12
               9.02      Earning the Award                 12
               9.03      Payment                           13
               9.04      Shareholder Rights                13
               9.05      Nontransferability                13
               9.06      Transferable Performance Shares   13
               9.07      Employee Status                   13
               9.08      Change in Control                 14

ARTICLE X      INCENTIVE AWARDS                            14

               10.01     Award                             14
               10.02     Terms and Conditions              14
               10.03     Nontransferability                15
               10.04     Employee Status                   15
               10.05     Change in Control                 15
               10.06     Shareholder Rights                15

ARTICLE XI     ADJUSTMENT UPON CHANGE IN COMMON STOCK      16


ARTICLE XII    COMPLIANCE WITH LAW AND
                    APPROVAL OF REGULATORY BODIES          16

ARTICLE XIII   GENERAL PROVISIONS                          17

               13.01     Effect on Employment and Service  17
               13.02     Unfunded Plan                     17
               13.03     Rules of Construction             17
               13.04     Tax Withholding                   17

ARTICLE XIV    AMENDMENT                                   18

ARTICLE XV     DURATION OF PLAN                            18

ARTICLE XVII   EFFECTIVE DATE OF PLAN                      18

                                  ARTICLE I

                                 DEFINITIONS

     1.01 Acquiring Person means that (a) a Person, considered alone or together with all Control Affiliates and Associates of that Person, becomes directly or indirectly the beneficial owner of securities representing at least twenty percent of the Corporation's then outstanding securities entitled to vote generally in the election of the Board, or (b) a person enters into an agreement that would result in that Person satisfying the conditions in subsection (a) or that would result in a Related Entity's failure to be a Related Entity.

     1.02 Administrator means the Committee and any delegate of the Committee that is appointed in accordance with Article III.

     1.03 Agreement means a written agreement (including any amendment or supplement thereto) between the Corporation and a Participant specifying the terms and conditions of an award of Performance Shares or a Stock Award, Option, SAR or Incentive Award granted to such Participant.

     1.04 Associate, with respect to any Person, is defined in Rule 12b-2 of the General Rules and Regulations under the Exchange Act, as amended as of January 1, 1990. An Associate does not include the Company or a majority-owned subsidiary of the Corporation.

     1.05  Board means the Board of Directors of the Corporation.

     1.06 Change in Control means that (a) the Corporation enters into any agreement with a Person that involves the transfer of ownership of the Corporation or of at least fifty percent of the Corporation's total assets on a consolidated basis, as reported in the Corporation's consolidated financial statements filed with the Securities and Exchange Commission (including an agreement for the acquisition of the Corporation by merger, consolidation, or statutory share exchange - regardless of whether the Corporation is intended to be the surviving or resulting entity after the merger, consolidation, or statutory share exchange - or for the sale of substantially all of the Corporation's assets to that Person), (b) any Person is or becomes an Acquiring Person, or (c) during any period of two consecutive calendar years, the Continuing Directors cease for any reason to constitute a majority of the Board.

     1.07 Code means the Internal Revenue Code of 1986, and any amendments thereto.

     1.08 Committee means the Management and Benefits Compensation Benefits Committee of the Board, each member of which shall be a "nonemployee director" as such term is defined in Rule 16b-3 promulgated under the Exchange Act. Notwithstanding the foregoing, Committee may be a "nonemployee director" subcommittee of the Management Compensation and Benefits Committee if any of its members is not a "nonemployee director."

     1.09  Common Stock means the common stock of the Corporation.

     1.10 Continuing Director means any member of the Board, while a member of the Board and (i) who was a member of the Board prior to the adoption of the Plan or (ii) whose subsequent nomination for election or election to the Board was recommended or approved by a majority of the Continuing Directors.

     1.11 Control Affiliate with respect to any Person, means an affiliate as defined in Rule 12b-2 of the General Rules and Regulations under the Exchange Act, as amended as of January 1, 1990.

     1.12 Control Change Date means the date on which a Change in Control occurs. If a Change in Control occurs on account of a series of transactions, the Control Change Date is the date of the last of such transactions.

     1.13  Corporation means First Virginia Banks, Inc.

     1.14 Corresponding SAR means an SAR that is granted in relation to a particular Option and that can be exercised only upon the surrender to the Corporation, unexercised, of that portion of the Option to which the SAR relates.

     1.15 Disability means, as to an incentive stock option, a disability within the meaning of Code Section 2(e)(3). Disability means, as to all other awards, that a Participant is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death, or which has lasted or can be expected to last for a continuous period of not less than twelve months.

     1.16 Efficiency Ratio means the percentage determined by dividing (i) noninterest expense less nonrecurring expense by (ii) the sum of net interest income plus noninterest income, all as reported on the Corporation's financial statements.

     1.17 Exchange Act means the Securities Exchange Act of 1934, as amended and as in effect on the date of this Agreement.

     1.18 Fair Market Value means, on any given date, the price per share of the last sale of Common Stock on the New York Stock Exchange on such date, or if the Common Stock was not traded on the New York Stock Exchange on such day, then on the next preceding day that the Common Stock was traded on such exchange, all as reported in The Wall Street Journal.

     1.19 Incentive Award means an award under Article X which, subject to such terms and conditions as may be prescribed by the Administrator, entitles the Participant to receive a cash payment from the Corporation or a Related Entity.

     1.20 Initial Value means, with respect to a Corresponding SAR, the option price per share of the related Option and, with respect to an SAR granted independently of an Option, the price per share of Common Stock as determined by the Administrator on the date of the grant; provided, however, that the price per share of Common Stock encompassed by the grant of an SAR shall not be less than the Fair Market Value on the date of grant.

     1.21  NIACC means net income after a capital charge.

     1.22 Option means a stock option that entitles the holder to purchase from the Corporation a stated number of shares of Common Stock at the price set forth in an Agreement.

     1.23 Participant means an employee of the Corporation or a Related Entity, including an employee who is a member of the Board, who satisfies the requirements of Article IV and is selected by the Administrator to receive an award of Performance Shares, a Stock Award, an Option, an SAR, an Incentive Award or a combination thereof.

     1.24 Performance Shares means an award, in the amount determined by the Administrator and specified in an Agreement, stated with reference to a specified number of shares of Common Stock, that entitles the holder to receive a payment for each specified share equal to the Fair Market Value of Common Stock on the date of payment. In the discretion of the Administrator, a Performance Share award may include the right to receive an additional payment for the accumulated dividends that would have been paid on each specified share as if such dividends had been invested in Common Stock on the dividend payment date, from the date of grant to the date of payment.

     1.25 Person means any human being, firm, corporation, partnership, or other entity. Person also includes any human being, firm, corporation, partnership, or other entity as defined in sections 13(d) (3) and 14(d)(2) of the Exchange Act, as amended as of January 1, 1990. For purposes of this Plan, the term Person does not include the Corporation or any Related Entity, and the term Person does not include any employee-benefit plan maintained by the Corporation or by any Related Entity, and any person or entity organized, appointed, or established by the Corporation or by any subsidiary for or pursuant to the terms of any such employee-benefit plan, unless the Board determines that such an employee-benefit plan or such person or entity is a Person.

     1.26  Plan means the First Virginia Banks, Inc. 1998 Stock Incentive
Plan.

     1.27 Related Entity means any entity that directly or indirectly, through one or more intermediaries, controls, or is controlled by, or is under common control with, the Corporation.

     1.28 Retirement means a Participant's separation from service on or after his early, normal or delayed retirement date under the First Virginia Pension Trust Plan.

     1.29 SAR means a stock appreciation right that entitles the holder to receive, with respect to each share of Common Stock encompassed by the exercise of such SAR, the lesser of (a) the excess, if any, of the Fair Market Value at the time of exercise over the Initial Value, or (b) the Initial Value. References to "SARs" include both Corresponding SARs and SARs granted independently of Options, unless the context requires otherwise.

     1.30  Stock Award means Common Stock awarded to a Participant under
Article VIII.

     1.31 Total Shareholder Return means, with respect to any period, the sum of (i) the excess, if any, of the Fair Market Value on the first day of the period over the Fair Market Value on the last day of the period and (ii) the value of any dividends on Common Stock payable with respect to such period.






                                  ARTICLE II

                                   PURPOSES

     The Plan is intended to promote a closer identification of the interests of employees with those of the Corporation and its shareholders, thereby further stimulating their efforts to enhance the soundness, profitability, growth and shareholder value of the Corporation. The Plan also is intended to assist the Corporation and Related Entities in recruiting and retaining individuals with ability and initiative by enabling such persons to participate in the future success of the Corporation and the Related Entities and to associate their interests with those of the Corporation and its shareholders. The Plan is intended to permit the grant of both Options qualifying under Section 422 of the Code ("incentive stock options") and Options not so qualifying, and the grant of SARs, Stock Awards, Performance Shares and Incentive Awards. No Option that is intended to be an incentive stock option shall be invalid for failure to qualify as an incentive stock option. The proceeds received by the Corporation from the sale of Common Stock pursuant to this Plan shall be used for general corporate purposes.

                                 ARTICLE III

                                ADMINISTRATION

     The Plan shall be administered by the Administrator. The Administrator shall have authority to grant Stock Awards, Performance Shares, Incentive Awards, Options and SARs upon such terms (not inconsistent with the provisions of this Plan), as the Administrator may consider appropriate.
Such terms may include conditions (in addition to those contained in this Plan), on the exercisability of all or any part of an Option or SAR or on the transferability or forfeitability of a Stock Award, an award of Performance Shares or an Incentive Award, including by way of example and not of limitation, conditions on which Participants may defer receipt of benefits under the Plan, requirements that the Participant complete a specified period of employment with the Corporation or a Related Entity, requirements that the Corporation achieve a specified level of financial performance or that the Corporation achieve a specified level of financial return. Notwithstanding any such conditions, the Administrator may, in its discretion, accelerate the time at which any Option or SAR may be exercised, or the time at which a Stock Award may become transferable or nonforfeitable or the time at which an Incentive Award or an award of Performance Shares may be settled.

     The Administrator also shall have complete authority to interpret all provisions of this Plan; to prescribe the form of Agreements; to adopt, amend, and rescind rules and regulations pertaining to the administration of the Plan; and to make all other determinations necessary or advisable for the administration of this Plan. The express grant in the Plan of any specific power to the Administrator shall not be construed as limiting any power or authority of the Administrator. Any decision made, or action taken, by the Administrator or in connection with the administration of this Plan shall be final and conclusive. Neither the Administrator nor any member of the Committee shall be liable for any act done in good faith with respect to this Plan or any Agreement, Option, SAR, Stock Award or Incentive Award or award of Performance Shares. All expenses of administering this Plan shall be borne by the Corporation, a Related Entity or a combination thereof.



                                  ARTICLE IV

                                 ELIGIBILITY

     Any employee of the Corporation or a Related Entity (including a corporation that becomes a Related Entity after the adoption of this Plan), is eligible to participate in this Plan if the Administrator, in its sole discretion, determines that such person has contributed significantly or can be expected to contribute significantly to the profits or growth of the Corporation or a Related Entity. Directors of the Corporation who are employees of the Corporation or a Related Entity may be selected to participate in this Plan.


                                  ARTICLE V

                            STOCK SUBJECT TO PLAN

     5.01 Shares Issued. Upon the award of shares of Common Stock pursuant to a Stock Award or in settlement of an award of Performance Shares, the Corporation may issue shares of Common Stock from its authorized but unissued Common Stock. Upon the exercise of any Option or SAR the Corporation may deliver to the Participant (or the Participant's broker if the Participant so directs), shares of Common Stock from its authorized but unissued Common Stock.

     5.02 Aggregate Limit. The maximum aggregate number of shares of Common Stock that may be issued under this Plan, pursuant to the exercise of SARs and Options and the grant of Stock Awards and the settlement of Performance Shares awarded on and after April 24, 1998, is 2,500,000 shares. The maximum aggregate number of shares that may be issued under this Plan as Stock Awards and in settlement of Performance Shares awarded on and after April 24, 1998, is 800,000 shares. The maximum aggregate number of shares that may be issued under this Plan and the maximum number of shares that may be issued as Stock Awards and in settlement of Performance Shares shall be subject to adjustment as provided in Article XI.

     5.03 Reallocation of Shares. If an Option is terminated, in whole or in part, for any reason other than its exercise or the exercise of a Corresponding SAR that is settled with Common Stock, the number of shares of Common Stock allocated to the Option or portion thereof may be reallocated to other Options, SARs, Performance Shares and Stock Awards to be granted under this Plan. If an SAR is terminated, in whole or in part, for any reason other than its exercise that is settled with Common Stock or the exercise of a related Option, the number of shares of Common Stock allocated to the SAR or portion thereof may be reallocated to other Options, SARs, Performance Shares and Stock Awards to be granted under this Plan. If an award of Performance Shares is terminated, in whole or in part, for any reason other than its settlement with Common Stock, the number of shares of Common Stock allocated to the Performance Shares or portion thereof may be reallocated to other options, SARs, Performance Shares and Stock Awards to be granted under this Plan. If a Stock Award is forfeited, in whole or in part, for any reason, the number of shares of Common Stock allocated to the Stock Award or portion thereof may be reallocated to other Options, SARs, Performance Shares and Stock Awards to be granted under this Plan.

                                  ARTICLE VI

                                   OPTIONS

     6.01 Award. In accordance with the provisions of Article IV, the Administrator will designate each individual to whom an Option is to be granted and will specify the number of shares of Common Stock covered by each such award; provided, however, that no individual may be granted Options in any calendar year covering more than 100,000 shares of Common Stock.

     6.02 Option Price. The price per share for Common Stock purchased on the exercise of an Option shall be determined by the Administrator on the date of grant, but shall not be less than the Fair Market Value on the date the Option is granted.

     6.03 Maximum Option Period. The maximum period in which an Option may be exercised shall be ten years from the date such Option was granted. The terms of any Option may provide that it is exercisable for a period less than such maximum period.

     6.04 Nontransferability. Except as provided in Section 6.05, each Option granted under this Plan shall be nontransferable except by will or by the laws of descent and distribution. In the event of any transfer of an Option (by the Participant or his transferee), the Option and any Corresponding SAR that relates to such Option must be transferred to the same person or persons or entity or entities. Except as provided in Section 6.05, during the lifetime of the Participant to whom the Option is granted, the Option may be exercised only by the Participant. No right or interest of a Participant in any Option shall be liable for, or subject to, any lien, obligation, or liability of such Participant.

     6.05 Transferable Options. Section 6.04 to the contrary notwithstanding, if the Agreement provides, an Option that is not an incentive stock option may be transferred by a Participant to the Participant's children, grandchildren, spouse, one or more trusts for the benefit of such family members or a partnership in which such family members are the only partners, on such terms and conditions as may be permitted under Securities Exchange Commission Rule 16b-3 as in effect from time to time.
The holder of an Option transferred pursuant to this section shall be bound by the same terms and conditions that governed the Option during the period that it was held by the Participant; provided, however, that such transferee may not transfer the Option except by will or the laws of descent and distribution. In the event of any transfer of an Option (by the Participant or his transferee), the Option and any Corresponding SAR that relates to such Option may be transferred to the same person or persons or entity or entities.

     6.06  Employee Status.  For purposes of determining the applicability of
Section 422 of the Code (relating to incentive stock options), or in the event that the terms of any Option provide that it may be exercised only during employment or within a specified period of time after termination of employment, the Administrator may decide to what extent leaves of absence for governmental or military service, illness, temporary disability, or other reasons shall not be deemed interruptions of continuous employment.

     6.07 Exercise. Subject to the provisions of this Plan and the applicable Agreement, an Option may be exercised in whole at any time, or in part from time to time at such times, beyond one year after it is granted and in compliance with such requirements as the Administrator shall determine; provided, however, that incentive stock options (granted under the Plan and all plans of the Corporation and its Related Entities) may not be first exercisable in a calendar year for stock having a Fair Market Value (determined as of the date an Option is granted) exceeding the limit prescribed by Code section 422(d); and further provided, however, that an Option that is exercisable on the date of termination of employment must be exercised, if at all, prior to the earlier of: (1) the close of the period of: (a) three months less one day next succeeding the date of termination of employment for reasons other than Disability or death, or (b) one year next succeeding the date of termination of employment on account of Disability or death, and (2) the close of the option period. An Option granted under this Plan may be exercised with respect to any number of whole shares less than the full number for which the Option could be exercised. A partial exercise of an Option shall not affect the right to exercise the Option from time to time in accordance with this Plan and the applicable Agreement with respect to the remaining shares subject to the Option. The exercise of an Option shall result in the termination of any Corresponding SAR to the extent of the number of shares with respect to which the Option is exercised.

     6.08 Payment. Unless otherwise provided by the Agreement, payment of the Option price shall be made in cash or a cash equivalent acceptable to the Administrator. Subject to rules established by the Administrator, payment of all or part of the Option price may be made with shares of Common Stock which have been owned by the Participant for at least six months and which have not been used for another exercise during the prior six months. If Common Stock is used to pay all or part of the Option price, the sum of the cash and cash equivalent and the Fair Market Value (determined as of the day preceding the date of exercise) of such shares must not be less than the Option price of the shares for which the Option is being exercised.

     6.09 Change in Control. Section 6.07 to the contrary notwithstanding, each outstanding Option shall be fully exercisable (in whole or in part at the discretion of the holder) on and after a Control Change Date and during the period (i) beginning on the first day after a tender offer or exchange offer for shares of Common Stock (other than an offer made by the Corporation), provided that shares are acquired pursuant to such offer, and
(ii) ending on the thirtieth day following the expiration of such offer.

     6.10 Shareholder Rights. No Participant shall have any rights as a shareholder with respect to shares subject to his Option until the date of exercise of such Option.

     6.11 Disposition of Stock. A Participant shall notify the Company of any sale or other disposition of Common Stock acquired pursuant to an Option that was an incentive stock option if such sale or disposition occurs (i) within two years of the grant of an Option or (ii) within one year of the issuance of the Common Stock to the Participant. Such notice shall be in writing and directed to the Secretary of the Company.


                                 ARTICLE VII

                                     SARS

     7.01 Award. In accordance with the provisions of Article IV, the Administrator will designate each individual to whom SARs are to be granted and will specify the number of shares covered by each such award; provided, however, that no individual may be granted SARs in any calendar year covering more than 100,000 shares. For purposes of the preceding sentence, an Option and Corresponding SAR shall be treated as a single award. In addition, no Participant may be granted Corresponding SARs (under all incentive stock option plans of the Corporation and its Affiliates) that are related to incentive stock options which are first exercisable in any calendar year for stock having an aggregate Fair Market Value (determined as of the date the related Option is granted) that exceeds the limit prescribed by Code section 422(d).

     7.02 Maximum SAR Period. The maximum period in which an SAR may be exercised shall be ten years from the date such SAR was granted. The terms of any SAR may provide that it has a term that is less than such maximum period.

     7.03 Nontransferability. Except as provided in Section 7.04, each SAR granted under this Plan shall be nontransferable except by will or by the laws of descent and distribution. In the event of any such transfer, a Corresponding SAR and the related Option must be transferred to the same person or persons or entity or entities. Except as provided in Section 7.04, during the lifetime of the Participant to whom the SAR is granted, the SAR may be exercised only by the Participant. No right or interest of a Participant in any SAR shall be liable for, or subject to, any lien, obligation, or liability of such Participant.

     7.04 Transferable SARs. Section 7.03 to the contrary notwithstanding, if the Agreement provides, an SAR, other than a Corresponding SAR that is related to an incentive stock option, may be transferred by a Participant to the Participant's children, grandchildren, spouse, one or more trusts for the benefit of such family members or a partnership in which such family members are the only partners, on such terms and conditions as may be permitted under Securities Exchange Commission Rule 16b-3 as in effect from time to time.
The holder of an SAR transferred pursuant to this section shall be bound by the same terms and conditions that governed the SAR during the period that it was held by the Participant; provided, however, that such transferee may not transfer the SAR except by will or the laws of descent and distribution. In the event of any transfer of a Corresponding SAR and the related Option must be transferred to the same person or person or entity or entities.

     7.05 Exercise. Subject to the provisions of this Plan and the applicable Agreement, an SAR may be exercised in whole at any time, or in part from time to time at such times, beyond one year after it is granted and in compliance with such requirements as the Administrator shall determine; provided, however, that a Corresponding SAR that is related to an incentive stock option may be exercised only to the extent that the related Option is exercisable and only when the Fair Market Value exceeds the option price of the related Option; and further provided, however, that an SAR that is exercisable on the date of termination of employment must be exercised, if at all, prior to the earlier of: (1) the close of the period of: (a) three months less one day next succeeding the date of termination of employment for reasons other than Disability or death, or (b) one year next succeeding the date of termination of employment on account of Disability or death, and (2) the close of the SAR period. An SAR granted under this Plan may be exercised with respect to any number of whole shares less than the full number for which the SAR could be exercised. A partial exercise of an SAR shall not affect the right to exercise the SAR from time to time in accordance with this Plan and the applicable Agreement with respect to the remaining shares subject to the SAR. The exercise of a Corresponding SAR shall result in the termination of the related Option to the extent of the number of shares with respect to which the SAR is exercised.

     7.06 Change in Control. Section 7.05 to the contrary notwithstanding, each outstanding SAR shall be fully exercisable (in whole or in part at the discretion of the holder) on and after a Control Change Date and during the period (i) beginning on the first day after any tender offer or exchange offer for shares of Common Stock (other than one made by the Corporation), provided that shares are acquired pursuant to such offer, and (ii) ending on the thirtieth day following the expiration of such offer.


     7.07 Employee Status. If the terms of any SAR provide that it may be exercised only during employment or within a specified period of time after termination of employment, the Administrator may decide to what extent leaves of absence for governmental or military service, illness, temporary disability or other reasons shall not be deemed interruptions of continuous employment.

     7.08 Settlement. At the Administrator's discretion, the amount payable as a result of the exercise of an SAR may be settled in cash, Common Stock, or a combination of cash and Common Stock. No fractional share will be deliverable upon the exercise of an SAR but a cash payment will be made in lieu thereof.

     7.09 Shareholder Rights. No Participant shall, as a result of receiving an SAR, have any rights as a shareholder of the Corporation until the date that the SAR is exercised and then only to the extent that the SAR is settled by the issuance of Common Stock.


                                 ARTICLE VIII

                                 STOCK AWARDS

     8.01 Award. In accordance with the provisions of Article IV, the Administrator will designate each individual to whom a Stock Award is to be made and will specify the number of shares of Common Stock covered by each such award; provided, however, that no Participant may receive Stock Awards in any calendar year for more than 30,000 shares of Common Stock.

     8.02 Vesting. The Administrator, on the date of the award, may prescribe that a Participant's rights in a Stock Award shall be forfeitable or otherwise restricted for a period of time or subject to such conditions as may be set forth in the Agreement.

     8.03 Performance Objectives. In accordance with Section 8.02, the Administrator may prescribe that Stock Awards will become vested or transferable or both based on objectives stated with respect to the Corporation's, a Related Entity's or an operating unit's return on equity, earnings per share, total earnings, earnings growth, return on assets, Fair Market Value, NIACC, Efficiency Ratio, Total Shareholder Return or such other measures as may be selected by the Administrator. If the Administrator, on the date of award, prescribes that a Stock Award shall become nonforfeitable and transferable only upon the attainment of performance objectives, the shares subject to such Stock Award shall become nonforfeitable and transferable only to the extent that the Administrator certifies that such objectives have been achieved.


     8.04 Employee Status. In the event that the terms of any Stock Award provide that shares may become transferable and nonforfeitable thereunder only after completion of a specified period of employment, the Administrator may decide in each case to what extent leaves of absence for governmental or military service, illness, temporary disability, or other reasons shall not be deemed interruptions of continuous employment.

     8.05 Change in Control. Sections 8.02, 8.03 and 8.04 to the contrary notwithstanding, on and after a Control Change Date or the first day following a tender offer or exchange offer for shares of Common Stock (other than one made by the Corporation), provided that shares are acquired pursuant to such offer, each outstanding Stock Award shall be transferable and nonforfeitable as of the Control Change Date or the first day following such offer.

     8.06 Shareholder Rights. Prior to their forfeiture (in accordance with the applicable Agreement and while the shares of Common Stock granted pursuant to the Stock Award may be forfeited or are nontransferable), a Participant will have all rights of a shareholder with respect to a Stock Award, including the right to receive dividends and vote the shares; provided, however, that during such period (i) a Participant may not sell, transfer, pledge, exchange, hypothecate, or otherwise dispose of shares of Common Stock granted pursuant to a Stock Award, (ii) the Corporation shall retain custody of any certificates evidencing shares of Common Stock granted pursuant to a Stock Award, and (iii) the Participant will deliver to the Corporation a stock power, endorsed in blank, with respect to each Stock Award. The limitations set forth in the preceding sentence shall not apply after the shares of Common Stock granted under the Stock Award are transferable and are no longer forfeitable.


                                  ARTICLE IX

                           PERFORMANCE SHARE AWARDS

     9.01 Award. In accordance with the provisions of Article IV, the Administrator will designate each individual to whom an award of Performance Shares is to be made and will specify the number of shares of Common Stock covered by each such award; provided, however, that the maximum number of shares of Common Stock that may be earned by a Participant under all Performance Share awards (whether settled in Common Stock, cash or a combination of Common Stock and cash) granted in a calendar year shall be the product of (i) 35,000 shares and (ii) the number of years (twelve consecutive months) during which one or more performance criteria is measured.

     9.02 Earning the Award. The Administrator, on the date of the grant of an award, shall prescribe that the Performance Shares, or portion thereof, will be earned, and the Participant will be entitled to receive payment pursuant to the award of Performance Shares, only upon the satisfaction of performance objectives and such other criteria as may be prescribed by the Administrator during a performance measurement period of at least one year. The performance objectives may be stated with respect to the Corporation's, a Related Entity's or an operating unit's return on equity, earnings per share, total earnings, earnings growth, return on assets, Fair Market Value, NIACC, Efficiency Ratio, Total Shareholder Return or such other measures as may be selected by the Administrator. No payments will be made with respect to Performance Shares unless, and then only to the extent that, the Administrator certifies that such objectives have been achieved.

     9.03 Payment. In the discretion of the Administrator, the amount payable when an award of Performance Shares is earned may be settled in cash, by the issuance of Common Stock or a combination of cash and Common Stock. A fractional share shall not be deliverable when an award of Performance Shares is earned, but a cash payment will be made in lieu thereof.

     9.04 Shareholder Rights. No Participant shall, as a result of receiving an award of Performance Shares, have any rights as a shareholder until and to the extent that the award of Performance Shares is earned and settled by the issuance of Common Stock. After an award of Performance Shares is earned, if settled completely or partially in Common Stock, a Participant will have all the rights of a shareholder with respect to such Common Stock.

     9.05 Nontransferability. Except as provided in Section 9.06, Performance Shares granted under this Plan shall be nontransferable except by will or by the laws of descent and distribution. No right or interest of a Participant in any Performance Shares shall be liable for, or subject to, any lien, obligation, or liability of such Participant.

     9.06 Transferable Performance Shares. Section 9.05 to the contrary notwithstanding, if the Agreement provides, an award of Performance Shares may be transferred by a Participant to the Participant's children, grandchildren, spouse, one or more trusts for the benefit of such family members or a partnership in which such family members are the only partners, on such terms and conditions as may be permitted under Securities Exchange Commission Rule 16b-3 as in effect from time to time. The holder of Performance Shares transferred pursuant to this section shall be bound by the same terms and conditions that governed the Performance Shares during the period that they were held by the Participant; provided, however that such transferee may not transfer Performance Shares except by will or the laws of descent and distribution.

     9.07 Employee Status. In the event that the terms of any Performance Share award provide that no payment will be made unless the Participant completes a stated period of employment, the Administrator may decide to what extent leaves of absence for government or military service, illness, temporary disability, or other reasons shall not be deemed interruptions of continuous employment.

     9.08 Change In Control. Section 9.02 to the contrary notwithstanding, a pro rata amount of each outstanding Performance Share award shall be earned and settled in whole shares of Common Stock as of a Control Change Date that occurs at least three months after the first day of the measurement period or on the first day after a tender offer or exchange offer for shares of Common Stock (other than one made by the Company), provided that such day is at least three months after the first day of the measurement period and provided further that shares are acquired pursuant to such offer. Such Common Stock shall be nonforfeitable and transferable. The number of shares of Common Stock issuable under this Section 9.02 shall be determined by multiplying the target amount of shares (as prescribed by the applicable Agreement), by a fraction. The numerator shall be the number of days in the period beginning on the date of the first day of the measurement period and ending on the Control Change Date or the first day after the tender or exchange offer described in this Section 9.03. The denominator is the number of days in the period, or the longest of such periods, during which performance is measured under the Performance Share award.


                                  ARTICLE X

                               INCENTIVE AWARDS

     10.01 Award. the Administrator shall designate Participants to whom Incentive Awards are made. All Incentive Awards shall be finally determined exclusively by the Administrator under the procedures established by the Administrator; provided, however, that no Participant may receive an Incentive Award payment in any calendar year that exceeds the lesser of (i) $1,000,000 and (ii) 150% of the Participant's annual base salary (prior to any salary reduction or deferral elections) as of the date of grant of the Incentive Award.

     10.02 Terms and Conditions. The Administrator, at the time an Incentive Award is made, shall specify the terms and conditions which govern the award. Such terms and conditions shall prescribe that the Incentive Award shall be earned only upon, and to the extent that, performance objectives are satisfied. The performance objectives may be stated with respect to the Corporation's, a Related Entity's or an operating unit's return on equity, earnings per share, total earnings, earnings growth, return on assets, Fair Market Value, NIACC, Efficiency Ratio, Total Shareholder Return or such other measures as may be selected by the Administrator. Such terms and conditions also may include other limitations on the payment of Incentive Awards including, by way of example and not of limitation, requirements that the Participant complete a specified period of employment with the Corporation or a Related Entity. The Administrator, at the time an Incentive Award is made, shall also specify when amounts shall be payable under the Incentive Award and whether amounts shall be payable in the event of the Participant's death, Disability, or Retirement. No payments will be made with respect to an Incentive Award unless, and then only to the extent that, the Administrator certifies that the performance objectives have been achieved.

     10.03 Nontransferability. Incentive Awards granted under this Plan shall be nontransferable except by will or by the laws of descent and distribution and then only to the extent that the Administrator specified, at the time the Incentive Award was made, that amounts may be payable in the event of the Participant's death. No right or interest of a Participant in an Incentive Award shall be liable for, or subject to, any lien, obligation, or liability of such Participant.

     10.04 Employee Status. If the terms of an Incentive Award provide that a payment will be made thereunder only if the Participant completes a stated period of employment, the Administrator may decide to what extent leaves of absence for governmental or military service, illness, temporary disability or other reasons shall not be deemed interruptions of continuous employment.

     10.05 Change in Control. Section 10.02 to the contrary notwithstanding, a pro rata amount of each Incentive Award shall be earned as of a Control Change Date that occurs at least three months after the first day of the measurement period or on the first day after a tender offer or exchange offer for shares of Common Stock (other than one made by the Company), provided that such day is at least three months after the first day of the measurement period and provided further that shares are acquired pursuant to such offer. The amount payable under this Section 10.05 shall be determined by multiplying the target amount (as prescribed by the applicable Agreement), by a fraction. The numerator shall be the number of days in the period beginning on the first day of the measurement period and ending on the Control Change Date or the first day after the tender or exchange offer described in this Section 10.05. The denominator shall be the number of days in the period, or the longest of such periods, during which performance is measured under the Incentive Award.

     10.06 Shareholder Rights. No Participant shall, as a result of receiving an Incentive Award, have any rights as a shareholder of the Corporation or any Affiliate on account of such award.


                                  ARTICLE XI

                    ADJUSTMENT UPON CHANGE IN COMMON STOCK

     The maximum number of shares as to which Options, SARs, Performance Shares and Stock Awards may be granted under this Plan, the terms of outstanding Stock Awards, Options, Performance Shares, Incentive Awards, and SARs, and the per individual limitations on the number of shares for which Options, SARs, Performance Shares, and Stock Awards may be granted shall be adjusted as the Committee shall determine to be equitably required in the event that the Corporation (i) effects one or more stock dividends, stock split-ups, subdivisions or consolidations of shares, recapitalizations, mergers with the Corporation being the survivor, or other changes in the Corporation's capital stock or (ii) engages in a transaction to which Section 424 of the Code applies. Any determination made under this Article XI by the Committee shall be final and conclusive.

     The issuance by the Corporation of shares of stock of any class, or securities convertible into shares of stock of any class, for cash or property, or for labor or services, either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Corporation convertible into such shares or other securities, shall not affect, and no adjustment by reason thereof shall be made with respect to, the maximum number of shares as to which Options, SARs, Performance Shares and Stock Awards may be granted, the per individual limitations on the number of shares for which Options, SARs, Performance Shares and Stock Awards may be granted or the terms of outstanding Stock Awards, Options, Performance Shares, Incentive Awards or SARs.

     The Committee may make Stock Awards and may grant Options, SARs, Performance Shares, and Incentive Awards in substitution for performance shares, phantom shares, stock awards, stock options, stock appreciation rights, or similar awards held by an individual who becomes an employee of the Corporation or a Related Entity in connection with a transaction described in the first paragraph of this Article XI. Notwithstanding any provision of the Plan (other than the limitation of Section 5.02), the terms of such substituted Stock Awards or Option, SAR, Performance Shares or Incentive Award grants shall be as the Committee, in its discretion, determines is appropriate.


                                 ARTICLE XII

                           COMPLIANCE WITH LAW AND
                        APPROVAL OF REGULATORY BODIES

     No Option or SAR shall be exercisable, no Common Stock shall be issued, no certificates for shares of Common Stock shall be delivered, and no payment shall be made under this Plan except in compliance with all applicable federal and state laws and regulations (including, without limitation, withholding tax requirements), any listing agreement to which the Corporation is a party, and the rules of all domestic stock exchanges on which the Corporation's shares may be listed. The Corporation shall have the right to rely on an opinion of its counsel as to such compliance. Any share certificate issued to evidence Common Stock when a Stock Award is granted, a Performance Share is settled, or for which an Option or SAR is exercised may bear such legends and statements as the Administrator may deem advisable to assure compliance with federal and state laws and regulations. No Option or SAR shall be exercisable, no Stock Award or Performance Share shall be granted, no Common Stock shall be issued, no certificate for shares shall be delivered, and no payment shall be made under this Plan until the Corporation has obtained such consent or approval as the Administrator may deem advisable from regulatory bodies having jurisdiction over such matters.


                                 ARTICLE XIII

                              GENERAL PROVISIONS

     13.01 Effect on Employment and Service. Neither the adoption of this Plan, its operation, nor any documents describing or referring to this Plan (or any part thereof), shall confer upon any individual any right to continue in the employ or service of the Corporation or a Related Entity or in any way affect any right and power of the Corporation or a Related Entity to terminate the employment or service of any individual at any time with or without assigning a reason therefor.

     13.02 Unfunded Plan. The Plan, insofar as it provides for grants, shall be unfunded, and the Corporation shall not be required to segregate any assets that may at any time be represented by grants under this Plan. Any liability of the Corporation to any person with respect to any grant under this Plan shall be based solely upon any contractual obligations that may be created pursuant to this Plan. No such obligation of the Corporation shall be deemed to be secured by any pledge of, or other encumbrance on, any property of the Corporation.

     13.03 Rules of Construction. Headings are given to the articles and sections of this Plan solely as a convenience to facilitate reference. The reference to any statute, regulation, or other provision of law shall be construed to refer to any amendment to or successor of such provision of law.

     13.04 Tax Withholding. Each Participant shall be responsible for satisfying any income and employment tax withholding obligation attributable to participation in this Plan. If approved in advance by the Administrator after a written request from a Participant, a Participant may surrender shares of Common Stock or receive fewer shares of Common Stock than otherwise would be issuable in satisfaction of all or part of that obligation.


                                 ARTICLE XIV

                                  AMENDMENT

     The Board may amend or terminate this Plan from time to time; provided, however, that no amendment may become effective until shareholder approval is obtained if (i) the amendment increases the aggregate number of shares of Common Stock that may be issued under the Plan (other than an adjustment pursuant to Article XI) or (ii) the amendment changes the class of individuals eligible to become Participants. No amendment shall, without a Participant's consent, adversely affect any rights of such Participant under any Stock Award, Performance Share award, Option, SAR or Incentive Award outstanding at the time such amendment is made.


                                  ARTICLE XV

                               DURATION OF PLAN

     No Stock Award, Performance Share award, Option, SAR or Incentive Award may be granted under this Plan after April 24, 2008. Stock Awards, Performance Share awards, Options, SARs and Incentive Awards granted before that date shall remain valid in accordance with their terms.


                                 ARTICLE XVII

                            EFFECTIVE DATE OF PLAN

     Options, SARs, Performance Shares and Incentive Awards may be granted under this Plan upon its adoption by the Board, provided that no Option, SAR, Performance Shares or Incentive Award granted on or after April 24, 1998 shall be effective or exercisable unless this Plan is approved by a majority of the votes cast by the Company's shareholders, voting either in person or by proxy, at a duly held shareholders' meeting at which a quorum is present. Stock Awards may be granted under this Plan on or after April 24, 1998, upon the later of its adoption by the Board or its approval by shareholders in accordance with the preceding sentence.


                                                                 EXHIBIT 12
                            FIRST VIRGINIA BANKS, INC.
                       STATEMENT RE: COMPUTATION OF RATIOS


                                         Year Ended December 31
                            1999       1998       1997       1996       1995
                         ---------- ---------- ---------- ---------- ----------
                            (in thousands, except per share data and ratios)
Ratios - Page 10
----------------
 Book Value Per Share:
  Total shareholders'
    equity               $1,030,487 $  990,328 $1,011,156 $  871,277 $  869,647
  Preferred stock               485        534        583        647        695
                         ---------- ---------- ---------- ---------- ----------
  Common shareholders'
    equity                1,030,002    989,794  1,010,573    870,630    868,952
  Common shares
    outstanding              49,162     50,094     51,817     48,612     50,927

  Book value per share   $    20.95 $    19.76 $    19.50 $    17.91 $    17.06
                         ========== ========== ========== ========== ==========

Ratios - Page 10
----------------
 Return on Average Assets:
  Net income             $  150,860 $  130,162 $  124,845 $  116,341 $  111,599
  Average assets          9,485,616  9,278,046  8,659,845  8,145,963  7,941,224

  Return on average
    assets ratio              1.59%      1.40%      1.44%      1.43%      1.41%
                         ========== ========== ========== ========== ==========

 Return on Average Equity:
  Net income             $  150,860 $  130,162 $  124,845 $  116,341 $  111,599
  Average shareholders'
    equity                1,030,431  1,016,102    953,109    869,791    836,387

  Return on average
    equity ratio              14.64%     12.81%     13.10%     13.38%    13.34%
                         ========== ========== ========== ========== ==========

 Net Interest Margin:
  Net interest income
    (taxable equivalent) $  441,023 $  434,902 $  414,198 $  380,510 $  365,142

  Average earning assets  8,679,568  8,481,071  7,957,748  7,521,408  7,291,540

  Net interest margin
    ratio                     5.08%      5.13%      5.20%      5.06%      5.00%
                         ========== ========== ========== ========== ==========





                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE: COMPUTATION OF RATIOS (Continued)


                                         Year Ended December 31
                            1999       1998       1997       1996       1995
                         ---------- ---------- ---------- ---------- ----------
                                       (in thousands, except ratios)
 Risk-Based Capital:
  Tier 1:
   Tier 1 risk-based
     capital             $  862,542 $  805,842 $  837,522 $  780,695 $  777,501
   Risk weighted assets   6,807,108  6,636,728  6,473,851  5,754,997  5,042,824
   Tier 1 risk-based
     capital ratio           12.67%     12.14%     12.94%     13.57%     15.42%
                         ========== ========== ========== ========== ==========

  Total Capital:
   Total risk-based
     capital             $  932,661 $  876,154 $  905,586 $  843,456 $  835,423
   Risk weighted assets   6,807,108  6,636,728  6,473,851  5,754,997  5,042,824

   Total risk-based
     capital ratio           13.70%     13.20%     13.99%     14.66%     16.57%
                         ========== ========== ========== ========== ==========

 Tier 1 Leverage Ratio:
  Tier 1 risk-based
    capital              $  862,542 $  805,842 $  837,522 $  780,695 $  777,501
  Total quarterly
    average assets        9,355,409  9,228,001  8,788,009  8,055,381  8,071,746

  Tier 1 leverage ratio       9.22%      8.73%      9.53%      9.69%      9.63%
                         ========== ========== ========== ========== ==========

 Capital Strength:
  Average shareholders'
    equity               $1,030,431 $1,016,102 $  953,109 $  869,791 $  836,387
  Average assets          9,485,616  9,278,046  8,659,845  8,145,963  7,941,224

  Capital strength ratio     10.86%     10.95%     11.01%     10.68%     10.53%
                         ========== ========== ========== ========== ==========

 Dividend Declared:
  Common dividends
    declared, per share  $     1.36 $     1.20 $     1.05 $     0.96 $     0.91
  Net income, per share        3.02       2.54       2.47       2.34       2.19

  Dividend payout ratio      45.03%     47.24%     42.59%     41.24%     41.42%
                         ========== ========== ========== ========== ==========








                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE: COMPUTATION OF RATIOS (Continued)


                                        Year Ended December 31
                           1999       1998       1997       1996       1995
                        ---------- ---------- ---------- ---------- ----------
                                      (in thousands, except ratios)
Ratios - Page 37
----------------
 Net Loan Losses to Average Loans:
  Net charge-offs:
   Credit card          $      408 $    8,321 $    8,480 $    6,765 $    5,481
   Indirect automobile       6,509      7,709      6,125      3,944      1,644
   Other consumer            2,364      2,719      1,901      1,632        855
   Real estate                 159        168       (129)       175        149
   Commercial                  620        314      1,048        379      1,150
                        ---------- ---------- ---------- ---------- ----------
  Net charge-offs       $   10,060 $   19,231 $   17,425 $   12,895 $    9,279
                        ---------- ---------- ---------- ---------- ----------


  Average loans:
   Credit card          $   26,332 $  147,104 $  176,296 $  180,577 $  171,585
   Indirect automobile   2,809,503  2,390,889  2,111,638  1,812,105  1,666,029
   Other consumer        1,290,824  1,462,509  1,478,092  1,463,948  1,454,779
   Real estate           1,115,877  1,066,779  1,096,448    962,891    924,763
   Commercial              957,277    900,794    849,224    752,135    738,337
                        ---------- ---------- ---------- ---------- ----------
  Average loans         $6,199,813 $5,968,075 $5,711,698 $5,171,656 $4,955,493
                        ---------- ---------- ---------- ---------- ----------


  Ratios by category:
   Credit card               1.55%      5.66%      4.81%      3.75%      3.19%
   Indirect automobile       0.23       0.32       0.29       0.22       0.10
   Other consumer            0.18       0.19       0.13       0.11       0.06
   Real estate               0.01       0.02      (0.01)      0.02       0.02
   Commercial                0.06       0.03       0.12       0.05       0.16
  Total net charge-offs
    to average loans         0.16%      0.32%      0.31%      0.25% $    0.19%
                        ========== ========== ========== ========== ==========

















                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE: COMPUTATION OF RATIOS (Continued)

                                                   1999
                              ----------------------------------------------
                                              Quarter Ended
                              ----------------------------------------------
                                Dec. 31    Sept. 30    June 30      Mar. 31
                              ----------  ----------  ----------  ----------
                                       (in thousands, except ratios)
Ratios - Page 44
----------------
  Rates Earned on Assets:
    Interest income
      (taxable equivalent)    $ 162,461  $  161,780  $  161,403  $  162,295
    Total average
      earning assets          8,685,169   8,669,417   8,711,415   8,652,018

  Rates earned on assets          7.45%       7.43%       7.42%       7.56%
                             ==========  ==========  ==========  ==========

  Rates Paid on Liabilities:
    Interest expense          $  51,575  $   50,497  $   51,116  $   53,726
    Average interest-bearing
      liabilities             6,773,737   6,702,605   6,752,110   6,795,820

    Rates paid on liabilities     3.02%       2.99%       3.04%       3.21%
                             ==========  ==========  ==========  ==========

  Net Interest Margin:
    Net interest income
      (taxable equivalent)    $ 110,886  $  111,283  $  110,287  $  108,569
    Total average
      earning assets          8,685,169   8,669,417   8,711,415   8,652,018

  Net interest margin ratio       5.09%       5.12%       5.07%       5.04%
                             ==========  ==========  ==========  ==========

  Return on Average Assets:
    Net income                $  34,707  $   37,629  $   34,240  $   44,284
    Average assets            9,524,344   9,460,434   9,504,937   9,452,236

  Return on average
    assets ratio                  1.46%       1.59%       1.44%       1.87%
                             ==========  ==========  ==========  ==========

  Return on Average Equity:
    Net income                $  34,707  $   37,629  $   34,240  $   44,284
    Average shareholders'
      equity                  1,043,288   1,045,121   1,030,493   1,002,207

    Return on average
      equity ratio               13.31%      14.40%      13.29%      17.67%
                             ==========  ==========  ==========  ==========

                            FIRST VIRGINIA BANKS, INC.
                 STATEMENT RE: COMPUTATION OF RATIOS (Continued)

                                                   1998
                              ----------------------------------------------
                                              Quarter Ended
                              ----------------------------------------------
                                Dec. 31    Sept. 30    June 30      Mar. 31
                              ----------  ----------  ----------  ----------
                                       (in thousands, except ratios)
Ratios - Page 45
----------------
  Rates Earned on Assets:
    Interest income
      (taxable equivalent)    $  166,878  $  170,457  $  168,430  $  163,470
    Total average
      earning assets           8,609,006   8,553,295   8,468,660   8,289,012

    Rates earned on assets          7.72%       7.94%       7.97%       7.95%
                              ==========  ==========  ==========  ==========

  Rates Paid on Liabilities:
    Interest expense          $   57,973  $   60,291  $   58,658  $   57,410
    Average interest-bearing
      liabilities              6,758,642   6,695,840   6,599,980   6,487,545

    Rates paid on liabilities       3.40%       3.57%       3.56%       3.59%
                              ==========  ==========  ==========  ==========

  Net Interest Margin:
    Net interest income
      (taxable equivalent)    $  108,905  $  110,166  $  109,772  $  106,060
    Total average
      earning assets           8,609,006   8,553,295   8,468,660   8,289,012

  Net interest margin ratio         5.05%       5.14%       5.19%       5.14%
                              ==========  ==========  ==========  ==========

  Return on Average Assets:
    Net income                $   34,232  $   31,944  $   32,444  $   31,542
    Average assets             9,411,494   9,356,096   9,274,741   9,063,163

  Return on average
    assets ratio                    1.45%       1.37%       1.40%       1.39%
                              ==========  ==========  ==========  ==========

  Return on Average Equity:
    Net income                $   34,232  $   31,944  $   32,444  $   31,542
    Average shareholders'
      equity                     983,522   1,019,750   1,037,212   1,020,276

    Return on average
      equity ratio                 13.92%      12.53%      12.51%      12.37%
                              ==========  ==========  ==========  ==========

                    SUBSIDIARIES OF THE REGISTRANT        EXHIBIT 21
                           December 31, 1999
                                                  State of Incorporation and
                                                    Headquarters Location
                                                 ---------------------------
First Virginia Banks, Inc.                       Falls Church, Virginia
  Banking Subsidiaries:
       First Virginia Bank                       Falls Church, Virginia
         First General Mortgage Company          Falls Church, Virginia
         First Virginia Mortgage Company         Falls Church, Virginia
         First Virginia Commercial Corporation   Falls Church, Virginia
         First Virginia Card Services, Inc.      Falls Church, Virginia
         First Virginia Credit Services, Inc.    Falls Church, Virginia
       Farmers Bank of Maryland                  Annapolis, Maryland
         Colonial Securities Corporation         Wilmington, Delaware
       Atlantic Bank                             Ocean City, Maryland
       First Virginia Bank-Hampton Roads         Norfolk, Virginia
       First Virginia Bank-Colonial              Richmond, Virginia
       First Virginia Bank-Southwest             Roanoke, Virginia
       First Virginia Bank-Blue Ridge            Staunton, Virginia
       First Virginia Bank-Mountain Empire       Abingdon, Virginia
       Tri-City Bank and Trust Company           Blountville, Tennessee
       First Vantage Bank-Tennessee              Knoxville, Tennessee
  Nonbanking Subsidiaries
       First Virginia Insurance Services, Inc.   Falls Church, Virginia
         First Virginia Insurance Services of
            Maryland, Inc.                       Falls Church, Virginia
       First Virginia Services, Inc.             Falls Church, Virginia
       First Virginia Life Insurance Company     Falls Church, Virginia
       Springdale Advertising Agency, Inc.       Falls Church, Virginia
       First Virginia Operations Services, Inc.  Falls Church, Virginia
       United Land Corporation                   Upper Marlboro, Maryland
       Springdale Temporary Services, Inc.       Falls Church, Virginia
       First General Leasing Company             Falls Church, Virginia
       Farmers National Land Corporation         Annapolis, Maryland

All of the organizations listed above are 100% owned by First Virginia Banks, Inc., or one of its subsidiary banks.

                                                                   Exhibit 23

                         Consent of Independent Auditors

Board of Directors
First Virginia Banks, Inc.

We consent to the incorporation by reference in the Registration Statement No. 33-30465 on Form S-8, Post-effective Amendment No. 1 to Registration Statement No. 33-38024 on Form S-8, Registration Statement No. 33-51587 on Form S-3, Registration Statement No. 33-54802 on Form S-8, Registration Statement No. 33-31890 on form S-3, Post-effective Amendment No. 2 to Registration Statement No. 2-77151 on Form S-8 and Registration Statement No. 33-17358 on Form S-8, of First Virginia Banks, Inc. of our report dated January 18, 2000, relating to the consolidated balance sheet of First Virginia Banks, Inc. as of December 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended, which report appears in the December 31, 1999, annual report on Form 10-K of First Virginia Banks, Inc.



                                             /s/ KPMG





Richmond, Virginia
March 29, 2000


                         Consent of Independent Auditors

Board of Directors
First Virginia Banks, Inc.

We consent to the incorporation by reference in the Registration Statement Number 33-30465 on Form S-8 dated June 30, 1997, Post-effective Amendment No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994, Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993, Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992, Registration Statement Number 33-31890 on form S-3 dated November 1, 1989, Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987, and Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987, and related prospectuses, of our report dated January 19, 1999, with respect to the consolidated balance sheet of First Virginia Banks, Inc. as of December 31, 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998 included in this Annual Report (Form 10-K) of First Virginia Banks, Inc. for the year ended December 31, 1999.



                                             /s/ Ernst & Young LLP





McLean, Virginia
March 29, 2000

                                                        EXHIBIT 24
                               POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned directors of First Virginia Banks, Inc., and each of us, do hereby make, constitute and appoint Thomas P. Jennings and Christopher M. Cole, and each of them (either of whom may act without the consent or joinder of the other), our attorneys-in-fact and agents with full power of substitution for us and in our name, place and stead, in any and all capacities, to execute for us in our behalf the Annual Report on Form 10-K of First Virginia Banks, Inc. for the year ended December 31, 1999 and any and all amendments to the foregoing Report and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as we might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


     IN WITNESS WHEREOF, we the undersigned have executed this Power of Attorney this 23rd day of February, 2000.

/s/ Edward L. Breeden III               /s/ W. Lee Phillips Jr
----------------------                  -----------------------
Edward L. Breeden, III                  W. Lee Phillips, Jr.

/s/ Paul H. Geithner Jr                 /s/ Robert Rosenthal
----------------------                  -----------------------
Paul H. Geithner, Jr.                   Robert M. Rosenthal

/s/ L H Ginn III                        /s/ Josiah P. Rowe III
----------------------                  -----------------------
L. H. Ginn, III                         Josiah P. Rowe, III

/s/ Gilbert R. Giordano                 /s/ Lynda S. Vickers-Smith
----------------------                  -----------------------
Gilbert R. Giordano                     Lynda S. Vickers-Smith

/s/ Elsie C. Gruver                     /s/ Robert H. Zalokar
----------------------                  -----------------------
Elsie C. Gruver                         Robert H. Zalokar

/s/ Edward M. Holland                   /s/ A. F. Zettlemoyer
----------------------                  -----------------------
Edward M. Holland                       Albert F. Zettlemoyer

/s/ Eric C. Kendrick
----------------------
Eric C. Kendrick