Form 10-Q
period 2000-03-31
FIRST VIRGINIA BANKS INC
filed 2000-05-12
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                 Commission file number 1-6580
         March 31, 2000


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


               On April 30, 2000, there were 47,432,488 shares of common stock outstanding.



     This report contains a total of 20 pages.

                                    INDEX
                                                                  Page

                                                               ---------
     PART I - Financial Information


        Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - March 31,
              2000 and 1999, and December 31, 1999 (Unaudited)    3/ 4

           Condensed Consolidated Statements of Income - Three
              months ended March 31, 2000 and 1999 (Unaudited)    5/ 6

           Condensed Consolidated Statements of Shareholders'
              Equity - Three months ended March 31, 2000
              and 1999 (Unaudited)                                7/ 8

           Condensed Consolidated Statements of Cash Flows - Three
              months ended March 31, 2000 and 1999 (Unaudited)       9

           Notes to Condensed Consolidated Financial
              Statements (Unaudited)                             10/13

        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         13/18

        Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                        19



     PART II - Other Information


        Item 6.  Exhibits and Reports on Form 8-K

           Signatures                                               20

           Exhibit  3(ii) - Bylaws
              (Included in original SEC filing only)

           Exhibit 27 - Financial Data Schedule
              (Included in original SEC filing only)

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                               March 31  December 31 March 31
                                                 2000       1999       1999
                                              ---------- ---------- ----------
                                                       (In thousands)
ASSETS
Cash and due from banks                       $  305,227 $  441,825 $  359,388
Money market investments                         160,471    110,598    245,067
                                              ---------- ---------- ----------
        Total cash and cash equivalents          465,698    552,423    604,455
                                              ---------- ---------- ----------
Loans held for sale                                8,450      5,558     10,580
Securities - available for sale                  114,950    116,401     17,122
Securities - held to maturity (fair values of
   $1,994,724, $1,876,571 and $2,405,810)      2,047,834  1,918,387  2,403,099

Loans, net of unearned income                  6,410,181  6,385,400  6,004,017
Allowance for loan losses                        (70,225)   (70,119)   (66,200)
                                              ---------- ---------- ----------
        Net loans                              6,339,956  6,315,281  5,937,817
                                              ---------- ---------- ----------
Other earning assets                              18,305     23,125     23,123
Premises and equipment                           154,807    156,171    158,043
Intangible assets                                166,722    170,358    181,354
Accrued income and other assets                  199,988    194,109    205,321
                                              ---------- ---------- ----------
   Total Assets                               $9,516,710 $9,451,813 $9,540,914
                                              ========== ========== ==========

                                               March 31 December 31  March 31
                                                 2000       1999       1999
                                              ---------- ---------- ----------
                                                       (In thousands)
LIABILITIES
Deposits:
   Noninterest-bearing                        $1,619,642 $1,546,794 $1,598,379
   Interest-bearing:
        Interest checking                      1,534,168  1,516,246  1,477,151
        Money market accounts                    971,365    953,224    992,647
        Savings deposits                       1,069,198  1,064,799  1,148,087
        Consumer certificates of deposit       2,291,101  2,314,245  2,373,928
        Large denomination
          certificates of deposit                467,729    468,640    432,387
                                              ---------- ---------- ----------
           Total deposits                      7,953,203  7,863,948  8,022,579
Short-term borrowings                            413,593    420,297    349,093
Long-term debt                                     1,940      2,205      2,971
Accrued interest and other liabilities           141,887    134,876    146,933
                                              ---------- ---------- ----------
   Total Liabilities                           8,510,623  8,421,326  8,521,576
                                              ---------- ---------- ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       481        485        502
Common stock, $1 par value                        48,014     49,162     50,125
Capital surplus                                      -          -        5,074
Retained earnings                                959,900    982,357    962,938
Accumulated other comprehensive income (loss)     (2,308)    (1,517)       699
                                              ---------- ---------- ----------
   Total Shareholders' Equity                  1,006,087  1,030,487  1,019,338
                                              ---------- ---------- ----------
   Total Liabilities and Shareholders' Equity $9,516,710 $9,451,813 $9,540,914
                                              ========== ========== ==========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                       Three Months Ended
                                            March 31
                                        2000       1999
                                      --------   --------
                             (In thousands, except per-share data)

Interest income:
     Loans                            $125,869   $125,309
     Loans held for sale                   105        231
     Securities - available for sale     1,535        224
     Securities - held to maturity      25,818     29,193
     Money market investments            3,336      5,183
     Other earning assets                  412        393
                                      --------   --------
        Total interest income          157,075    160,533
                                      --------   --------

Interest expense:
     Deposits                           45,734     50,102
     Short-term borrowings               4,927      3,549
     Long-term debt                         49         75
                                      --------   --------
        Total interest expense          50,710     53,726
                                      --------   --------
Net interest income                    106,365    106,807
Provision for loan losses                2,307      3,956
                                      --------   --------
Net interest income after provision
 for loan losses                       104,058    102,851
                                      --------   --------

                                       Three Months Ended
                                            March 31
                                        2000       1999
                                      --------   --------
                              (In thousands, except per-share data)

Net interest income after provision
 for loan losses                       104,058    102,851
                                      --------   --------
Noninterest income:
    Service charges on deposit
      accounts                          14,218     13,641
    Electronic banking service fees      2,535      2,674
    Trust services                       3,206      2,732
    Insurance premiums and
      commissions                        1,772      1,964
    Credit card service charges
      and fees                             -        2,504
    Other customer services              3,962      3,458
    Other                                1,272      2,590
    Gain on sale of credit card
      operations                           -       16,467
    Securities gains                       -          822
                                      --------   --------
        Total noninterest income        26,965     46,852
                                      --------   --------
Noninterest expense:
     Salaries and employee benefits     45,859     44,412
     Occupancy                           6,726      6,307
     Equipment                           8,072      7,487
     Advertising                         1,256      1,272
     Credit card processing fees            22      1,843
     Amortization of intangibles         3,672      3,827
     Other                              13,685     16,783
                                      --------   --------
        Total noninterest expense       79,292     81,931
                                      --------   --------
Income before income taxes              51,731     67,772
Provision for income taxes              17,538     23,488
                                      --------   --------
Net income                            $ 34,193   $ 44,284
                                      ========   ========
Earnings per share of common stock:
  Basic                               $    .70   $    .88
  Diluted                                  .70        .88

Average shares of common stock outstanding:
  Basic                                 48,690     50,103
  Diluted                               48,878     50,391

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

                                                             Accum-
                                                             ulated
                                                             Other     Total
                            Pre-                             Compre-   Share-
                           ferred  Common   Capital Retained hensive  holders'
                            Stock   Stock   Surplus Earnings Income    Equity
                           ------- ------- -------- -------- ------ ----------
                                           (Dollars in thousands)

Balance January 1, 1999    $   534 $50,094 $  4,004 $934,703 $  993 $  990,328
Comprehensive income:
  Net income                                          44,284            44,284
  Unrealized losses on
    securities available for
    sale                                                       (294)      (294)
                                                                    ----------
Total comprehensive income                                              43,990
                                                                    ----------
Conversion of preferred
  to common stock              (18)      4       14                       -
Issuance of shares for
  stock options                         29    1,206                      1,235
Preferred stock retired        (14)             (26)                       (40)
Common stock purchased
  and retired                           (2)    (124)                      (126)
Dividends declared:
  Preferred stock                                         (9)               (9)
  Common stock
    $0.32 per share                                  (16,040)          (16,040)
                           ------- ------- -------- -------- ------ ----------
Balance March 31, 1999     $   502 $50,125 $  5,074 $962,938 $  699 $1,019,338
                           ======= ======= ======== ======== ====== ==========

                                                             Accum-
                                                             ulated
                                                             Other     Total
                            Pre-                             Compre-   Share-
                           ferred  Common   Capital Retained hensive  holders'
                            Stock   Stock   Surplus Earnings Loss      Equity
                           ------- ------- -------- -------- ------ ----------
                                          (Dollars in thousands)

Balance January 1, 2000   $   485 $49,162  $   -   $982,357 $(1,517)$1,030,487
Comprehensive income:
  Net income                                         34,193             34,193
  Unrealized losses on
    securities available for
    sale                                                       (791)      (791)
                                                                    ----------
Total comprehensive income                                              33,402
                                                                    ----------
Conversion of preferred
  to common stock              (4)      1       3                         -
Issuance of shares for
  stock options                        12     326                          338
Common stock purchased
  and retired                      (1,161)   (329)  (39,326)           (40,816)
Dividends declared:
  Preferred stock                                        (8)                (8)
  Common stock
    $0.36 per share                                 (17,316)           (17,316)
                          ------- ------- -------  --------  ------ ----------
Balance March 31, 2000    $   481 $48,014 $   -    $959,900 ($2,308)$1,006,087
                          ======= ======= =======  ========  ====== ==========


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                           Three Months Ended
                                                                 March 31
                                                             2000       1999
                                                           --------   --------
                                                              (In thousands)

Net cash provided by operating activities                  $ 46,976 $   62,604
                                                           --------   --------
Investing activities:
     Proceeds from the sale of available
        for sale securities                                    -         3,800
     Proceeds from the maturity of held to
        maturity securities                                 136,780    512,263
     Purchases of held to maturity securities              (267,337)  (614,059)
     Net(increase) decrease in loans                        (26,982)    81,130
     Purchases of premises and equipment                     (2,104)    (3,448)
     Sales of premises and equipment                            114      2,580
     Intangible assets acquired                                 (34)      (482)
     Other                                                    1,792      1,759
                                                           --------   --------
        Net cash used for investing activities             (157,771)   (16,457)
                                                           --------   --------
Financing activities:
     Net increase (decrease) in deposits                     89,255    (32,499)
     Net decrease in short-term borrowings                   (6,704)   (36,903)
     Principal payments on long-term debt                      (265)      (246)
     Common stock purchased and retired                     (40,816)      (166)
     Proceeds from issuance of common stock                     338      1,235
     Cash dividends paid                                    (17,738)   (16,044)
                                                           --------   --------
        Net cash provided by (used for)
          financing activities                               24,070    (84,623)
                                                           --------   --------
        Net decrease in cash and cash equivalents           (86,725)   (38,476)
        Cash and cash equivalents at beginning of year      552,423    642,931
                                                           --------   --------
        Cash and cash equivalents at end of period         $465,698   $604,455
                                                           ========   ========
Cash paid for:
    Interest                                               $ 50,627   $ 54,891
    Income taxes                                                562        625

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands, except per share data)

1. GENERAL

     The foregoing unaudited consolidated financial statements include the accounts of the corporation and all of its subsidiaries. The corporation's subsidiaries are predominantly engaged in banking activities. Foreign banking activities and operations other than banking are not significant. All material intercompany transactions and accounts have been eliminated. The unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for each of the periods presented. Certain amounts previously reported in 1999 have been reclassified for comparative purposes.

     Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the corporation's annual report to stockholders on Form 10-K for the year ended December 31, 1999.

2. SECURITIES

     The following reflects the amortized cost of securities and the related approximate fair values:

                                      March 31, 2000       March 31, 1999
                                    Amortized    Fair    Amortized    Fair
                                       Cost      Value      Cost      Value
                                   ---------- --------   --------  ----------
Available for sale:
U.S. Government and its agencies   $  107,425 $  105,680 $   10,539  $   10,607
Other                                  11,081      9,270      5,503       6,515
                                   ---------- ---------- ----------  ----------
    Total                          $  118,506 $  114,950 $   16,042  $   17,122
                                   ========== ========== ==========  ==========

Held to maturity:
U.S. Government and its agencies   $1,706,761 $1,659,217 $2,087,003  $2,087,520
State and municipal obligations       340,824    335,257    315,848     318,039
Other                                     249        250        248         251
                                   ---------- ---------- ----------  ----------
    Total                          $2,047,834 $1,994,724 $2,403,099  $2,405,810
                                   ========== ========== ==========  ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

3. LOANS

     Loans consisted of:
                                                    March 31
                                                2000          1999
                                             ----------    ----------
Consumer:
   Automobile                                $3,176,903    $2,778,587
   Home equity, fixed- and variable-rate        812,392       855,532
   Revolving credit loans,
     including credit cards                      28,284        26,845
   Other                                        293,545       317,497
Real estate:
   Construction and land development            162,079       129,060
   Commercial mortgage                          570,396       570,323
   Residential mortgage                         640,675       639,490
   Other, including Industrial
     Development Authority loans                110,008       109,854
Commercial                                      615,899       576,829
                                             ----------    ----------
   Total loans, net of unearned income
     of $139,497 and $142,764                $6,410,181    $6,004,017
                                             ==========    ==========


4. ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses was:

                                       Three Months Ended
                                            March 31
                                        2000       1999
                                       -------    -------
Balance at beginning of period         $70,119    $70,312
Provision charged to operating expense   2,307      3,956
Reserve on loans sold                     -        (4,323)
                                       -------    -------
Balance before charge-offs              72,426     69,945
Charge-offs                              3,168      4,829
Recoveries                                 967      1,084
                                       -------    -------
Balance at March 31                    $70,225    $66,200
                                       =======    =======
Percentage of annualized net
   charge-offs to average loans            .14%       .25%
Percentage of allowance for loan
   losses to period-end loans             1.10       1.10

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


5. FEDERAL INCOME TAX

        The reconcilement of income tax computed at the federal statutory tax rates to the provision for income taxes was as follows:

                                    Three Months Ended
                                         March 31
                                   2000           1999
                                -----------  -------------
                                Amount   Pct   Amount   Pct
                                ------- -----  ------- -----

Statutory rate                  $18,106 35.0%  $23,720 35.0%
Nontaxable interest on
 municipal obligations           (1,259)(2.4)   (1,251)(1.8)
State taxes, net of
 Federal tax benefit                257  0.5       300  0.4
Nondeductible goodwill              568  1.1       599  0.9
Other items                        (134)(0.3)      120  0.2
                                ------- -----  ------- -----
Effective rate                  $17,538 33.9%  $23,488 34.7%
                                ======= =====  ======= =====


6. PREFERRED AND COMMON STOCK

     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:


                                             March 31  December 31   March 31
              Series   Dividends               2000       1999         1999
            ---------  ---------             --------  -----------   --------

                A           5%                16,771       16,878     17,429
                B           7%                 3,290        3,290      3,340
                C           7%                 8,108        8,108      8,212
                D           8%                19,927       20,242     21,172
                                             -------       ------     ------
          Total preferred shares              48,096       48,518     50,153
                                             =======       ======     ======

     The Series A, Series B and Series D shares are convertible into two and one fourth shares of common stock, and the Series C shares are convertible into one and eight-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share.
     There are 175,000,000 shares of common stock, par value $1.00 per share, authorized and 48,014,000, 49,162,000 and 50,125,000 shares were outstanding at March 31, 2000, December 31, 1999, and March 31, 1999, respectively. Options to purchase 928,376 shares of common stock were outstanding on March 31, 2000. A total of 3,127,916 shares of common stock were reserved at March 31, 2000: 104,565 shares for the conversion of preferred stock and 3,023,351 shares for stock options.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

7. EARNINGS PER SHARE

     Earnings per share computations are as follows:

                                       Three Months Ended
                                             March 31
                                         2000      1999
                                        -------  -------
Basic:
  Net income                            $34,193  $44,284
  Preferred stock dividends                   8        9
                                        -------  -------
Net income applicable to common stock   $34,185  $44,275
                                        =======  =======
Average common shares outstanding        48,690   50,103
                                        =======  =======
Earnings per share of common stock      $   .70  $   .88
                                        =======  =======
Diluted:
   Net income                           $34,193  $44,284

   Average common shares outstanding     48,690   50,103
   Dilutive effect of stock options          83      175
   Conversion of preferred stock            105      113
                                        -------  -------
Total average common shares              48,878   50,391
                                        =======  =======

Earnings per share of common stock      $   .70  $   .88
                                        =======  =======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTERLY RESULTS:

     First Virginia Banks, Inc.'s earnings per share, excluding nonrecurring income, increased 4% for the first quarter of 2000 to $.70 compared to $.67 earned in the prior year's first quarter. Net income before nonrecurring income advanced to $34.193 million in the first quarter of 2000 compared to $33.581 million earned in 1999. Return on average assets increased to 1.45% compared to 1.42% earned in the 1999 first quarter, and the return on average equity was relatively unchanged at 13.39% in the first quarter of 2000 compared to 13.40% in 1999. In the prior year's first quarter, the corporation recorded an after tax gain of $10.703 million or $.21 per share from the sale of its credit card loan portfolio. Including this gain, the corporation earned $44.284 million or $.88 per share in the first quarter of 1999.

     Cash basis recurring income, which excludes the effects of intangible assets and their related amortization expense and nonrecurring income items, and thus makes First Virginia's income more comparable to other banking companies' income, equaled $37.199 million or $.76 per share in the first quarter of 2000 compared to $36.679 million or $.73 per share in the first quarter of 1999. Cash basis income in the first quarter of 2000 resulted in a return on average tangible assets of 1.61% and a return on average tangible equity of 17.42% compared to 1.58% and 17.88%, respectively, in the first quarter of 1999.

     During the first quarter, the net interest margin equaled 5.02%, down slightly from the prior year's first quarter of 5.04%. Several factors had a negative impact on the margin, including the repurchase of 1.161 million shares of the corporation's stock, which reduced investable funds. As a consequence, the margin was reduced by approximately three basis points. In the early part of the quarter, noninterest earning cash was higher than normal, a direct result of potential Y2K-related deposit withdrawal activity that never materialized. In the latter part of the quarter, the corporation began to benefit from improved internal cash forecasting techniques that take advantage of a reduced need for cash on hand in the branches. The increase in interest rates generally had little impact because First Virginia has traditionally attempted to balance its rate-sensitive assets and liabilities so changes in interest rates do not impact the corporation's net interest margin.

     Average loans increased 5% to $6.395 billion compared to $6.079 billion in the prior year's first quarter and were up slightly compared to the $6.364 billion in the 1999 fourth quarter. Commercial loans advanced at an annualized rate of 18% compared to the fourth quarter of 1999, however, most other loan categories were relatively unchanged. Average deposits declined slightly in the first quarter to $7.865 billion compared to $7.964 billion in the 1999 first quarter and the $7.933 billion in the fourth quarter of 1999. Total assets at March 31, 2000, were $9.517 billion compared to $9.452 billion at December 31, 1999.

     Asset quality continues to be excellent. Net charge-offs declined to $2.201 million and equaled .14% of average loans compared to $3.745 million and .25% of loans in the prior year's first quarter. The provision for loan loss expense of $2.307 million exceeded net charge-offs, provided for growth in the loan portfolio and resulted in an allowance for loan losses of 1.10%, the same as the end of the prior year's first quarter. Nonperforming assets increased slightly at March 31, 2000, to $20.854 million compared to $20.232 million at the end of the first quarter of 1999, but still represented a lesser portion of outstanding loans, .33% at March 31, 2000, compared to .34% at the end of March 1999. Loans past due 90 days or more were $16.955 million or .26% of outstanding loans compared to $18.250 million and .30% of loans at March 31, 1999.

     A summary of nonperforming and delinquent loans is as follows:
                                                  March 31
                                              2000        1999
                                            -------     -------
                                           (Dollars in thousands)
          Nonaccruing loans                 $15,196     $14,018
          Restructured loans                  1,608       2,386
          Properties acquired by foreclosure  4,050       3,828
                                            -------     -------
          Total nonperforming assets        $20,854     $20,232
                                            =======     =======
          Percentage of total loans
            and foreclosed real estate          .33%        .34%
                                            =======     =======

          Loans 90 days past due            $16,955     $18,250
                                            =======     =======

          Percentage of total loans             .26%        .30%
                                            =======     =======

     Noninterest income, excluding nonrecurring gains and securities gains and losses, declined 9% compared to the prior year's first quarter. Most of this decline was due to a drop in fee income from credit card activities following the sale of the corporation's credit card portfolio at the end of the first quarter of 1999. Service charge income on deposit accounts increased 4% as the corporation continued to benefit from its value-based approach to service charges on deposit accounts initiated in the fourth quarter of 1998. Income from Trust and Asset Management Services increased 17%, continuing its double-digit growth rate of the past several years. Insurance income declined 10% as a result of the slowdown in real estate loan activity which reduced title insurance commissions and premium income from credit life insurance sales.

     Noninterest expense declined 3% or $2.639 million during the 2000 first quarter compared to the 1999 first quarter. Most of this was attributable to a decline in credit card expenses and in consulting fees incurred in the prior year in connection with the service charge income increase and Y2K. Other noninterest expenses were stable or up modestly resulting in the overall decline. The efficiency ratio improved further in the first quarter, declining to 56.0% compared to 56.6% in the prior year's first quarter.

     Total shareholders' equity was $1.006 billion at March 31, 2000, compared to $1.019 billion at March 31, 1999. Net book value per share increased $.61 to $20.94 per share compared to the prior year's first quarter. First Virginia remained one of the best capitalized banks in the nation as Tier 1 capital leverage ratio increased four basis points to 9.09% compared to 9.05% for the first quarter of 1999. During the first quarter, the corporation repurchased 1.161 million shares of stock, leaving 4.038 million shares remaining in the corporation's currently authorized share repurchase program. As a result of shares repurchased in 1999 and early 2000, average diluted shares outstanding in the first quarter of 2000 declined 3% to 48.878 million shares compared to 50.391 million in the 1999 first quarter. At March 31, 2000, there were 48.014 million shares outstanding.

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

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollars in thousands)
                                             Three Months Ended March 31
                                                        2000
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $  106,048   $  1,378     5.23%
    Other*                                     10,260        157     7.58
  Securities-held to maturity:
    U.S. Government and its agencies        1,529,788     21,801     5.71
    State, municipal and other*               345,840      5,099     5.90
                                           ----------   --------
      Total Securities                      1,991,936     28,435     5.73
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,259,342     82,466     7.78
    Real estate                             1,125,001     22,902     8.18
    Other*                                  1,010,669     21,215     8.50
                                           ----------   --------
      Total loans                           6,395,012    126,583     7.95
                                           ----------   --------
  Loans held for sale                           4,345        105     9.68
  Money market investments                    240,362      3,336     5.58
  Other earning assets                         23,055        412     7.15
                                           ----------   --------
      Total earning assets and income      $8,654,710    158,871     7.37
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,515,166      2,263     0.60
  Money market accounts                       957,523      7,182     3.02
  Savings deposits                          1,063,724      3,996     1.51
  Consumer certificates of deposit          2,311,057     26,216     4.56
  Large denomination certificates of deposit  468,800      6,077     5.21
                                           ----------   --------
      Total interest-bearing deposits       6,316,270     45,734     2.91
  Short-term borrowings                       414,485      4,927     4.78
  Long-term debt                                2,114         49     9.24
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,732,869     50,710     3.03
                                           ==========   --------
Net interest income and net interest margin             $108,161     5.02%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,548,444
  Preferred shareholders' equity                  484
  Common shareholders' equity               1,020,779
  Total assets                              9,429,322

(Dollars in thousands)

                                             Three Months Ended March 31
                                                        1999
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $   11,911   $    161     5.46%
    Other*                                      7,831         63     3.22
  Securities-held to maturity:
    U.S. Government and its agencies        1,760,329     25,494     5.84
    State, municipal and other*               315,059      4,775     6.06
                                           ----------   --------
      Total securities                      2,095,130     30,493     5.86
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,014,264     83,678     8.45
    Real estate                             1,122,020     23,284     8.30
    Other*                                    942,412     19,033     8.25
                                           ----------   --------
      Total loans                           6,078,696    125,995     8.36
                                           ----------   --------
  Loans held for sale                          12,191        231     7.59
  Money market investments                    443,510      5,183     4.74
  Other earning assets                         22,491        393     7.00
                                           ----------   --------
      Total earning assets and income      $8,652,018    162,295     7.56
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,478,747      3,558     0.98
  Money market accounts                       981,518      7,452     3.08
  Savings deposits                          1,135,516      5,423     1.94
  Consumer certificates of deposit          2,396,125     28,443     4.81
  Large denomination certificates of deposit  434,375      5,226     4.88
                                           ----------   --------
      Total interest-bearing deposits       6,426,281     50,102     3.16
  Short-term borrowings                       366,410      3,549     3.93
  Long-term debt                                3,129         75     9.57
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,795,820     53,726     3.21
                                            =========   --------
Net interest income and net interest margin             $108,569     5.04%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,537,769
  Preferred shareholders' equity                  524
  Common shareholders' equity               1,001,683
  Total assets                              9,452,236

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

            As of March 31, 2000, there have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 1999 in the corporation's annual report on Form 10-K.

                         PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

     a)  Exhibit 3(ii) Bylaws (included in original SEC filing only)

     b)  Exhibit 27  - Financial Data Schedule (included in original
                          SEC filing only)

     c)  No reports on Form 8-K were filed during the quarter ended
 March 31, 2000.







     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer hereunto duly authorized.



                                               FIRST VIRGINIA BANKS, INC.


                                                 /s/ Richard F. Bowman
May 12, 2000                                    --------------------------
                                                Richard F. Bowman,
                                                Executive Vice President,
                                                Treasurer and
                                                Chief Financial Officer

                                                            Exhibit 3 (ii)




                         FIRST VIRGINIA BANKS, INC.















                                   BYLAWS



















                  With Amendments through February 23, 2000

                         FIRST VIRGINIA BANKS, INC.

                                   BYLAWS


                              Table of Contents

                                                                         Page

ARTICLE I - MEETING OF STOCKHOLDERS. . .. . . . . . . . . . . . . . . . . .1
Section  1.  Annual Meetings. . . . . . . . . . . . . . . . . . . . . . . .1
Section  2.  Special Meetings . . . . . . . . . . . . . . . . . . . . . . .1
Section  3.  Hour and Place of Meeting. . . . . . . . . . . . . . . . . . .1
Section  4.  Notice of Meeting. . . . . . . . . . . . . . . . . . . . . . .1
Section  5.  Voting List. . . . . . . . . . . . . . . . . . . . . . . . . .1
Section  6.  Quorum . . . . . . . . . . . . . . . . . . . . . . . . . . . .2
Section  7.  Organization . . . . . . . . . . . . . . . . . . . . . . . . .2
Section  8.  Conduct of Meetings. . . . . . . . . . . . . . . . . . . . . .2
Section  9.  Voting . . . . . . . . . . . . . . . . . . . . . . . . . . . .2
Section 10.  Inspectors of Election . . . . . . . . . . . . . . . . . . . .2
Section 11.  Proxy Committee  . . . . . . . . . . . . . . . . . . . . . . .3
Section 12.  Stockholder Nominations. . . . . . . . . . . . . . . . . . . .3
Section 13.  Business to be Brought Before the Annual Meeting . . . . . . .4

ARTICLE II - BOARD OF DIRECTORS . . . . . . . . . . . . . . . . . . . . . .6
Section  1.  General Powers . . . . . . . . . . . . . . . . . . . . . . . .6
Section  2.  Number . . . . . . . . . . . . . . . . . . . . . . . . . . . .6
Section  3.  Terms of Directors . . . . . . . . . . . . . . . . . . . . . .6
Section  4.  Vacancies. . . . . . . . . . . . . . . . . . . . . . . . . . .6
Section  5.  Fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6
Section  6.  Senior Advisory Board  . . . . . . . . . . . . . . . . . . . .6
Section  7.  Stock Ownership of Directors . . . . . . . . . . . . . . . . .6

ARTICLE III - DIRECTORS' MEETINGS . . . . . . . . . . . . . . . . . . . . .7
Section  1.  Regular Meetings . . . . . . . . . . . . . . . . . . . . . . .7
Section  2.  Special Meetings . . . . . . . . . . . . . . . . . . . . . . .7
Section  3.  Organization . . . . . . . . . . . . . . . . . . . . . . . . .7
Section  4.  Quorum and Manner of Acting. . . . . . . . . . . . . . . . . .7
Section  5.  Order of Business. . . . . . . . . . . . . . . . . . . . . . .7
Section  6.  Action Without a Meeting . . . . . . . . . . . . . . . . . . .7
Section  7.  Telephone Meetings . . . . . . . . . . . . . . . . . . . . . .7

ARTICLE IV -  COMMITTEES OF THE BOARD . . . . . . . . . . . . . . . . . . .8
Section  1.  Executive Committee. . . . . . . . . . . . . . . . . . . . . .8
Section  2.  Management Compensation and
                  Benefits Committee. . . . . . . . . . . . . . . . . . . .8
Section  3.  Public Policy Committee. . . . . . . . . . . . . . . . . . . .8
Section  4.  Audit Committee. . . . . . . . . . . . . . . . . . . . . . . .9
Section  5.  Other Committees . . . . . . . . . . . . . . . . . . . . . . .9

ARTICLE V - OFFICERS. . . . . . . . . . . . . . . . . . . . . . . . . . . .9
Section  1.  Number . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
Section  2.  Election, Term of Office, and Qualifications . . . . . . . . 10
Section  3.  Other Officers, Agents, and Employees. . . . . . . . . . . . 10
Section  4.  Vacancies. . . . . . . . . . . . . . . . . . . . . . . . . . 10
Section  5.  Removal of Officers. . . . . . . . . . . . . . . . . . . . . 10
Section  6.  Chairman of the Board  . . . . . . . . . . . . . . . . . . . 10
              Honorary Chairman of the Board. . . . . . . . . . . . . . . 10
Section  7.  Vice Chairmen of the Board . . . . . . . . . . . . . . . . . 11
Section  8.  Succession of Duties . . . . . . . . . . . . . . . . . . . . 11
Section  9.  President  . . . . . . . . . . . . . . . . . . . . . . . . . 11
Section 10.  Executive Vice President . . . . . . . . . . . . . . . . . . 11
Section 11.  Vice Presidents  . . . . . . . . . . . . . . . . . . . . . . 11
Section 12.  Secretary  . . . . . . . . . . . . . . . . . . . . . . . . . 11
Section 13.  Treasurer  . . . . . . . . . . . . . . . . . . . . . . . . . 11
Section 14.  General Counsel  . . . . . . . . . . . . . . . . . . . . . . 12
Section 15.  General Auditor  . . . . . . . . . . . . . . . . . . . . . . 12
Section 16.  Assistant Secretary  . . . . . . . . . . . . . . . . . . . . 12
Section 17.  Assistant Treasurer  . . . . . . . . . . . . . . . . . . . . 13
Section 18.  Administrative Committees  . . . . . . . . . . . . . . . . . 13

ARTICLE VI - CAPITAL STOCK. . . . . . . . . . . . . . . . . . . . . . . . 13
Section  1.  Certificates . . . . . . . . . . . . . . . . . . . . . . . . 13
Section  2.  Issue and Registration of Certificates:
                  Transfer Agents and Registrars . . .  . . . . . . . . . 13
Section  3.  Transfer of Stock  . . . . . . . . . . . . . . . . . . . . . 13
Section  4.  Lost, Destroyed, or Mutilated Certificates . . . . . . . . . 13
Section  5.  Record Date  . . . . . . . . . . . . . . . . . . . . . . . . 14

ARTICLE VII - CONTRACTS, LOANS, BANK ACCOUNTS, CHECKS,
               SECURITIES, ETC.:  AUTHORITY OF OFFICERS . . . . . . . . . 14
Section  1.  Contracts  . . . . . . . . . . . . . . . . . . . . . . . . . 14
Section  2.  Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
Section  3.  Bank Accounts  . . . . . . . . . . . . . . . . . . . . . . . 14
Section  4.  Checks, Securities, Etc.     . . . . . . . . . . . . . . . . 14

ARTICLE VIII - MISCELLANEOUS. . . . . . . . . . . . . . . . . . . . . . . 15
Section  1.  Fiscal Year. . . . . . . . . . . . . . . . . . . . . . . . . 15
Section  2.  Dividends. . . . . . . . . . . . . . . . . . . . . . . . . . 15
Section  3.  Corporate Seal . . . . . . . . . . . . . . . . . . . . . . . 15

ARTICLE IX -  EMERGENCIES . . . . . . . . . . . . . . . . . . . . . . . . 15
Section  1.  Emergency Bylaws . . . . . . . . . . . . . . . . . . . . . . 15
Section  2.  Termination of Emergency . . . . . . . . . . . . . . . . . . 15

ARTICLE X -  AMENDMENTS . . . . . . . . . . . . . . . . . . . . . . . . . 15









                                   BYLAWS

                                     OF

                         FIRST VIRGINIA BANKS, INC.

                 (With Amendments through February 23, 2000)


                                  ARTICLE I

                           MEETING OF STOCKHOLDERS

 Section 1. Annual Meetings. The annual meeting of the stockholders for the election of directors and for the transaction of such other business as may properly come before the meeting shall be held on such date each year that shall be established by the board of directors; however, if no such date is established, then the annual meeting shall be on the fourth Wednesday in April each year, if not a legal holiday, and if so, then on the next succeeding business day.
 Section 2. Special Meetings. Except as provided in Article II, Section 4 of these bylaws, special meetings of the stockholders shall be called by the president or secretary only at the written request of a majority of the directors, provided that, if as of the date of the request for such special meeting there is a Related Person as defined in Article X of the Articles of Incorporation, such majority shall include a majority of the Continuing Directors, as defined in Article X of the Articles of Incorporation or by the holders of four-fifths (80%) of the voting power of all of the then outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors. The request shall state the purpose or purposes for which the meeting is to be called. The notice of every special meeting of stockholders shall state the purpose for which it is called.
 Section 3. Hour and Place of Meeting. All meetings of the stockholders may be held at such hour and place within or without the State of Virginia as may be provided in the notice of meeting.
 Section 4. Notice of Meetings. Notice of the annual and of any special meeting of the stockholders shall be given not less than ten days nor more than sixty days before the meeting (except as a different time is specified by law), by or at the direction of the board of directors or the person calling the meeting, to each holder of record of shares of the corporation entitled to vote at the meeting, in person or by mail or by electronic dissemination, unless otherwise required by law. All such notices shall state the day, hour, place and purpose(s) of the meeting, and the matters to be considered.
 Section 5. Voting List. A complete list of the stockholders entitled to vote at any meeting or any adjournment thereof, with the address of and number of shares held by each on the record date, shall, for a period of ten days prior to such meeting, be kept on file at the registered office or principal place of business of the corporation or at the office of the transfer agent or registrar and shall be subject to inspection by any stockholder at any time during usual business hours except as such right of inspection may be subject to limitations prescribed by law. Such list shall also be produced and kept open at the time and place of the meeting and shall be open to inspection by any stockholder during the whole time of the meeting. Whenever the production or exhibition of any voting list, or of the stock transfer books of the corporation, shall be required by law, the production of a copy thereof certified correct by the transfer agent shall be deemed to be substantial compliance with such requirement.
 Section 6. Quorum. A majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. Once a quorum has been duly convened, the quorum shall not be deemed broken by the departure of any stockholder or holder of a proxy. In the absence of a quorum, the stockholders present in person or by proxy, by majority vote and without notice other than by announcement at the meeting, may adjourn the meeting from time to time until a quorum shall be present.
At any such adjourned meeting at which a quorum shall be present, any business may be transacted which could have been transacted at the meeting as originally called.
 Section 7. Organization. At all meetings of the stockholders, the chairman of the board, or in his absence the vice chairmen, in the order of their appointment, or in their absence the president, or in the absence of all of them a person chosen by a majority of the stockholders represented in person or by proxy and entitled to vote at the meeting shall preside as chairman of the meeting. The secretary of the corporation, or in his absence or if he be appointed chairman of the meeting, an assistant secretary shall act as secretary at all meetings of the stockholders; but if neither the secretary nor any assistant secretary be present and able to act as such, the chairman may appoint any person to act as secretary of the meeting.
 Section 8. Conduct of Meetings. Parliamentary rules as formulated by Cushman, Robert's or Sturgis' Manual shall govern the conduct of all meetings of the stockholders upon verbal announcement thereof by the chairman, except that where such rules conflict with the provisions of these bylaws, the statutes of Virginia, or the Articles of Incorporation, the provisions of the said bylaws, statutes or Articles shall prevail. The chairman of all meetings of the stockholders may announce from time to time such rules and guidelines for the conduct of business as he may determine in his discretion.
 Section 9. Voting. Except as otherwise provided by law or by Articles of Serial Designation with respect to any class or classes of preferred stock outstanding, each stockholder shall be entitled to one vote for each share of stock held by him and registered in his name on the books of the corporation on the date fixed by the resolution of the board of directors as the record date for the determination of the stockholders entitled to notice of and to vote at such meeting as more fully set forth elsewhere in these bylaws. Such vote may be given in person or by proxy appointed by an instrument executed by a stockholder or his duly authorized attorney in written form, telephonically, or electronically, and delivered to the secretary of the meeting or the inspectors of election. No proxy shall be valid after eleven months from its date, unless otherwise provided therein. If a quorum is present, the affirmative vote of a majority of the shares represented at the meeting and entitled to vote on the subject matter shall be the act of the stock-holders, except when a larger vote or a vote by class is required by the Articles of Incorporation, any other provision of these bylaws or the laws of the state of Virginia and except that in elections of directors those receiving the greatest number of votes shall be deemed elected even though not receiving a majority.
 Section 10. Inspectors of Election. The board of directors shall appoint three or more inspectors of election to serve at any meeting of the stockholders at which a vote is to be taken. The inspectors of election shall examine proxies and pass upon their validity, receive the votes at the meeting and act as tellers, certify in writing as to the number of shares represented at the meeting and the final vote figures, and perform any other duties required by law.
 Section 11. Proxy Committee. The board of directors shall designate a Proxy Committee of three individuals to act as proxy for stockholders who appoint/authorize all or any of them to vote their shares in response to the board of directors' solicitation of proxies at any annual or special meeting of stockholders, whether such votes are authorized in writing, telephonically, or electronically. Any one member of the Proxy Committee may vote any or all of the shares upon which the Committee is authorized to act.
 Section 12. Stockholder Nominations. (a) Nominations of candidates for election as directors at any annual meeting of stockholders may be made (i) by, or at the direction of, a majority of the directors (provided that, if as of the date of the nomination there is a Related Person as defined in Article XI of the Articles of Incorporation, such majority shall include a majority of the Continuing Directors, as defined in Article XI of the Articles of Incorporation (such directors, whether or not they include the Continuing Directors shall be referred to as the "directors" for the purposes of this
Section 12)) or (ii) by any stockholder of record entitled to vote at such annual meeting. Only persons nominated in accordance with procedures set forth in Section 12(b) shall be eligible for election as directors at an
annual meeting.   (b)  Nominations, other than those made by, or at the
direction of, a majority of the directors, shall be made pursuant to timely notice in writing to the secretary of the corporation as set forth in this
Section 12(b). To be timely, a stockholder's notice shall be delivered to, or mailed and received at, the principal executive offices of the Corporation not less than ninety (90) days nor more than one hundred twenty (120) days prior to the date of the scheduled annual meeting, regardless of postponements, deferrals, or adjournments of that meeting to a later date; provided, however, that if less than seventy (70) days' notice or prior public disclosure of the date of the scheduled annual meeting is given or made, notice by the stockholder to be timely must be so delivered or received not later than the close of business on the tenth (10th) day following the earlier of the day on which such notice of the date of the scheduled annual meeting was mailed or the day on which such public disclosure was made. Such stockholder's notice shall set forth (i) as to each person whom the stockholder proposes to nominate for election as a director (a) the name, age, business address and residence address of such person, (b) the principal occupation or employment of such person, (c) the class and number of shares of the Corporation's equity securities which are beneficially owned (as such term is defined in Rule 13d-3 or 13d-5 under the Securities Exchange Act of 1934 (the "Exchange Act")) by such person on the date of such stockholder notice and (d) any other information relating to such person that would be required to be disclosed pursuant to Schedule 13D under the Exchange Act in connection with the acquisition of shares, and pursuant to Regulation 14A under the Exchange Act, in connection with the solicitation of proxies with respect to nominees for election as directors, regardless of whether such person is subject to the provisions of such regulations, including, but not limited to, information required to be disclosed by Items 4(b) and 6 of
Schedule 14A under the Exchange Act and information which would be required to be filed on Schedule 14B under the Exchange Act with the Securities and Exchange Commission and (ii) as to the stockholder giving the notice (a) the name and address, as they appear on the corporation's books, of such stockholder and any other stockholder who is a record or beneficial owner of any equity securities of the corporation and who is known by such stockholder to be supporting such nominee(s) and (b) the class and number of shares of the corporation's equity securities which are beneficially owned, as defined above, and owned of record by such stockholder on the date of such stockholder notice and the number of shares of the corporation's equity securities beneficially owned and owned of record by any person known by such stockholder to be supporting such nominee(s) on the date of such stockholder notice. At the request of a majority of the directors, any person nominated by, or at the direction of, the Board of Directors for election as a director at an annual meeting shall furnish to the secretary of the corporation that information required to be set forth in a stockholder's notice of nomination which pertains to the nominee.
 (c) No person shall be elected as a director of the corporation unless such person is nominated in accordance with the procedures set forth in Section 12 and is eligible to serve as a director under Article II of these bylaws. Ballots bearing the names of all the persons who have been nominated for election as directors at an annual meeting in accordance with the procedures set forth in Section 12 and are eligible to serve as a director under Article II of these bylaws shall be provided for use at the annual meeting. (d) A majority of the directors may reject any nomination by a stockholder not timely made in accordance with the requirements of Section 12(b). If a majority of the directors determines that the information provided in a stockholder's notice does not satisfy the informational requirements of
Section 12(b) in any material respect, the secretary of the corporation shall promptly notify such stockholder of the deficiency in the notice. The stockholder shall have an opportunity to cure the deficiency by providing additional information to the secretary within five (5) days from the date such deficiency notice is given to the stockholder, or such shorter time as may be reasonably deemed appropriate by a majority of the directors. If the deficiency is not cured within such period, or if a majority of the directors reasonably determines that the additional information provided by the stockholder, together with the information previously provided, does not satisfy the requirements of Section 12(b) in any material respect, then the board of directors may reject such stockholder's nomination. The secretary of the corporation shall notify a stockholder in writing whether his or her nomination has been made in accordance with the time and informational requirements of Section 12(b). Notwithstanding the procedure set forth in this paragraph, if the majority of the directors does not make a determination as to the validity of any nominations by a stockholder, the chairman of the annual meeting shall determine and declare at the annual meeting whether a nomination was not made in accordance with the terms of
Section 12(b). If the chairman of such meeting determines that a nomination was not made in accordance with the terms of Section 12(b), he or she shall so declare at the annual meeting and the defective nomination shall be disregarded.
 Section 13. Business to be Brought Before the Meeting. (a) At an annual meeting of stockholders, only such business shall be conducted, and only such proposals shall be acted upon as shall have been brought before the annual meeting (i) by, or at the direction of, the majority of the directors (provided that, if as of the date of the nomination there is a Related Person as defined in Article XI of the Articles of Incorporation, such majority shall include a majority of the Continuing Directors, as defined in Article XI of the Articles of Incorporation (such directors, whether or not they include the Continuing Directors shall be referred to as the "directors" for the purposes of this Section 13)); or (ii) by any stockholder of the corporation who complies with the notice procedures set forth in Section 13(b).
 (b) For a proposal to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the secretary of the corporation. To be timely, a stockholder's notice must be delivered to, or mailed and received at, the principal executive offices of the corporation not less than ninety (90) days nor more than one hundred twenty (120) days prior to the scheduled annual meeting, regardless of any postponements, deferrals or adjournments of that meeting to a later date; provided, however, that if less than seventy (70) days' notice or prior public disclosure of the date of the scheduled annual meeting is given or made, notice by the stockholder, to be timely, must be so delivered or received not later than the close of business on the tenth (10th) day following the earlier of the day on which such notice of the date of the scheduled annual meeting was mailed or the day on which such public disclosure was made. A stockholder's notice to the secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting
(i) a brief description of the proposal desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and address, as they appear on the corporation's books, of the stockholder proposing such business and any other stockholder who is the record or beneficial owner (as defined in Section 12(a) of these bylaws) of any equity security of the corporation known by such stockholder to be supporting such proposal, (iii) the class and number of shares of the corporation's equity securities which are beneficially owned (as defined in Section 12(a) of these bylaws) and owned of record by the stockholder giving the notice on the date of such stockholder notice and by any other record or beneficial owners of the corporation's equity securities known by such stockholder to be supporting such proposal on the date of such stockholder notice, and (iv) any financial or other interest of the stockholder in such proposal.
 (c) A majority of the directors may reject any stockholder proposal not timely made in accordance with the terms of Section 13(b). If a majority of the directors determines that the information provided in a stockholder's notice does not satisfy the informational requirements of Section 13(b) in any material respect, the secretary of the corporation shall promptly notify such stockholder of the deficiency in the notice. The stockholder shall have the opportunity to cure the deficiency by providing additional information to the secretary within such period of time, not to exceed five (5) days from the date such deficiency notice is given to the stockholder, as the majority of the directors shall reasonably determine. If the deficiency is not cured within such period, or if the majority of the directors determines that the additional information provided by the stockholder, together with information previously provided, does not satisfy the requirements of this Section 13(b) in any material respect, then a majority of the directors may reject such stockholder's proposal. The secretary of the corporation shall notify a stockholder in writing whether such person's proposal has been made in accordance with the time and information requirements of Section 13(b). Notwithstanding the procedures set forth in this paragraph, if the majority of the directors does not make a determination as to the validity of any stockholder proposal, the chairman of the annual meeting shall determine and declare at the annual meeting whether the stockholder proposal was made in accordance with the terms of Section 13(b). If the chairman of such meeting determines that a stockholder proposal was not made in accordance with the terms of Section 13(b), he or she shall so declare at the annual meeting and any such proposal shall not be acted upon at the annual meeting.

 (d) This provision shall not prevent the consideration and approval or disapproval at the annual meeting of reports of officers, directors and committees of the Board of Directors, but, in connection with such reports, no new business shall be acted upon at such annual meeting unless stated, filed and received as herein provided.

                                 ARTICLE II

                             BOARD OF DIRECTORS

 Section 1. General Powers. The business and affairs of the corporation shall be managed by the board of directors subject to any requirement of stockholder action.
 Section 2.  Number.  The number of directors shall be thirteen (13).
 Section 3. Terms of Directors. A person shall be elected to serve a term of three years or to fill the unexpired term of the class to which the directorship position has been assigned. A person appointed by the board to fill the unexpired term of a directorship position shall stand for election to that directorship position at the next stockholders' meeting at which directors are elected. Except as required by law, no person who has reached the age of 72 years shall be eligible to serve as a director, except that a director who reaches the age of 72 years may continue to serve the unexpired portion of the term for the class of the directorship position held by such person. Notwithstanding the above, any person who has served or may serve as chairman of the corporation in good standing until retirement and any person who served as chairman of a subsidiary bank of the corporation on November 1, 1994, shall continue to be eligible to serve as a director for any class of directorship position whose term shall not expire before such chairman shall reach the age of 75 years.
 Section 4. Vacancies. Any vacancy on the board of directors for any cause, except a vacancy created by an increase by more than two in the number of directors, may be filled for the unexpired portion of the term by a majority vote of all of the remaining directors, though less than a quorum, given at a regular meeting or at a special meeting called for that purpose. In case the entire board shall die or resign, any stockholder may call a special meeting of the stockholders upon notice as hereinbefore provided for meetings of the stockholders, at which special meeting the directors for the unexpired portion of the term may be elected.
 Section 5. Fees. Nonemployee directors shall not receive any stated salary for their services, but, by resolution of the board of directors, they may receive a retainer, a fixed sum for attendance at each regular or special meeting of the board and any meeting of any committee, and reimbursement for expenses of attendance, if any, at board and committee meetings. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.
 Section 6. Senior Advisory Board. The board of directors may appoint a senior advisory board, the eligible members of which shall be such directors of the corporation who served on the board of directors at the age of 72 years or who shall have resigned from the board because of poor health and requested a transfer to it. The members of such board shall serve at the pleasure of the corporation's board of directors until the next annual meeting of stockholders. At the board meeting following each annual meeting of stockholders, such member may be reappointed if such member has not then reached the age of 75 years or, for any member who served as a director until the age of 75 years, if such member has not then reached the age of 78; however, under no circumstance shall a member be appointed more than two times after the initial appointment. Members of the senior advisory board shall receive notice of and be entitled to attend all regular meetings of the corporation's board of directors and shall receive the same fees and expenses as are paid to members, but will not be entitled to vote at such meetings.
 Section 7. Stock Ownership of Directors. Every director shall be the owner of stock of the corporation having a book value of not less than Five Thousand Dollars ($5,000). Such stock must be unpledged and unencumbered at the time such director becomes a director and during the whole of his term as such. Any director violating the provisions of this section shall immediately vacate his office.

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