Form 10-Q
period 2000-06-30
FIRST VIRGINIA BANKS INC
filed 2000-08-07
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                 Commission file number 1-6580
         June 30,2000


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


               On July 31, 2000, there were 46,163,880 shares of common stock outstanding.



     This report contains a total of 22 pages.

                                    INDEX
                                                                  Page

                                                               ---------
     PART I - Financial Information


        Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - June 30,
              2000 and 1999, and December 31, 1999 (Unaudited)    3/ 4

           Condensed Consolidated Statements of Income - Three
              months and six months ended June 30, 2000 and
              1999 (Unaudited)                                    5/ 6

           Condensed Consolidated Statements of Shareholders'
              Equity - Six months ended June 30, 2000
              and 1999 (Unaudited)                                7/ 8

           Condensed Consolidated Statements of Cash Flows - Six
              months ended June 30, 2000 and 1999 (Unaudited)        9

           Notes to Condensed Consolidated Financial
              Statements (Unaudited)                             10/13

        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         13/20

        Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                        21



     PART II - Other Information


        Item 4.  Submission of Matters to a Vote of
                   Security Holders                                 21

        Item 6.  Exhibits and Reports on Form 8-K

           Signatures                                               22

           Exhibit 3(ii) - Bylaws
              (Included in original SEC filing only)

           Exhibit 27 - Financial Data Schedule
              (Included in original SEC filing only)

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                               June 30   December 31 June 30
                                                 2000       1999       1999
                                              ---------- ---------- ----------
                                                       (In thousands)
ASSETS
Cash and due from banks                       $  337,202 $  441,825 $  365,599
Money market investments                         120,880    110,598    140,165
                                              ---------- ---------- ----------
        Total cash and cash equivalents          458,082    552,423    506,364
                                              ---------- ---------- ----------
Loans held for sale                                1,424      5,558     10,619
Securities - available for sale                  115,405    116,401    115,578
Securities - held to maturity (fair values of
   $1,905,425, $1,876,571 and $2,114,206)      1,946,649  1,918,387  2,139,209

Loans, net of unearned income                  6,433,544  6,385,400  6,194,322
Allowance for loan losses                        (71,053)   (70,119)   (68,313)
                                              ---------- ---------- ----------
        Net loans                              6,362,491  6,315,281  6,126,009
                                              ---------- ---------- ----------
Other earning assets                              18,319     23,125     23,098
Premises and equipment                           154,532    156,171    157,336
Intangible assets                                165,213    170,358    177,624
Accrued income and other assets                  193,505    194,109    190,010
                                              ---------- ---------- ----------
   Total Assets                               $9,415,620 $9,451,813 $9,445,847
                                              ========== ========== ==========

                                                June 30 December 31   June 30
                                                 2000       1999       1999
                                              ---------- ---------- ----------
                                                       (In thousands)
LIABILITIES
Deposits:
   Noninterest-bearing                        $1,641,169 $1,546,794 $1,601,573
   Interest-bearing:
        Interest checking                      1,486,169  1,516,246  1,448,258
        Money market accounts                    931,142    953,224    978,218
        Savings deposits                       1,053,701  1,064,799  1,145,711
        Consumer certificates of deposit       2,284,483  2,314,245  2,324,304
        Large denomination
          certificates of deposit                462,885    468,640    432,477
                                              ---------- ---------- ----------
           Total deposits                      7,859,549  7,863,948  7,921,541
Short-term borrowings                            453,719    420,297    367,318
Long-term debt                                     1,670      2,205      2,804
Accrued interest and other liabilities           128,756    134,876    116,998
                                              ---------- ---------- ----------
   Total Liabilities                           8,443,694  8,421,326  8,408,661
                                              ---------- ---------- ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       454        485        496
Common stock, $1 par value                        46,625     49,162     50,135
Capital surplus                                      -          -        6,130
Retained earnings                                926,221    982,357    980,124
Accumulated other comprehensive income (loss)     (1,374)    (1,517)       301
                                              ---------- ---------- ----------
   Total Shareholders' Equity                    971,926  1,030,487  1,037,186
                                              ---------- ---------- ----------
   Total Liabilities and Shareholders' Equity $9,415,620 $9,451,813 $9,445,847
                                              ========== ========== ==========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                       Three Months Ended    Six Months Ended
                                            June 30               June 30
                                        2000       1999       2000       1999
                                      --------   --------   --------   --------
                                         (In thousands, except per-share data)

Interest income:
     Loans                            $127,311   $123,729   $253,180   $249,038
     Loans held for sale                    99        179        204        410
     Securities - available for sale     1,506      1,035      3,041      1,259
     Securities - held to maturity      24,640     30,471     50,458     59,664
     Money market investments            5,654      3,785      8,990      8,968
     Other earning assets                  310        384        722        777
                                      --------   --------   --------   --------
        Total interest income          159,520    159,583    316,595    320,116
                                      --------   --------   --------   --------

Interest expense:
     Deposits                           46,813     47,525     92,547     97,627
     Short-term borrowings               5,783      3,529     10,710      7,078
     Long-term debt                         42         62         91        137
                                      --------   --------   --------   --------
        Total interest expense          52,638     51,116    103,348    104,842
                                      --------   --------   --------   --------
Net interest income                    106,882    108,467    213,247    215,274
Provision for loan losses                3,135      4,433      5,442      8,389
                                      --------   --------   --------   --------
Net interest income after provision
 for loan losses                       103,747    104,034    207,805    206,885
                                      --------   --------   --------   --------

                                       Three Months Ended    Six Months Ended
                                            June 30               June 30
                                        2000       1999       2000       1999
                                      --------   --------   --------   --------
                                         (In thousands, except per-share data)

Net interest income after provision
 for loan losses                       103,747    104,034    207,805    206,885
                                      --------   --------   --------   --------
Noninterest income:
    Service charges on deposit
      accounts                          14,657     13,909     28,875     27,550
    Electronic banking service fees      3,318      3,011      5,853      5,685
    Trust services                       3,239      2,716      6,445      5,448
    Insurance premiums and
      commissions                        1,668      1,797      3,440      3,761
    Credit card service charges
      and fees                             -        1,734        -        4,238
    Other customer services              4,038      3,590      8,000      7,048
    Other                                1,640      2,043      2,912      4,633
    Gain on sale of credit card
      portfolio                            -          -          -       16,467
    Securities gains                         8         10          8        832
                                      --------   --------   --------   --------
        Total noninterest income        28,568     28,810     55,533     75,662
                                      --------   --------   --------   --------
Noninterest expense:
     Salaries and employee benefits     45,755     44,829     91,614     89,241
     Occupancy                           6,569      6,117     13,295     12,424
     Equipment                           7,986      7,606     16,058     15,093
     Advertising                         1,459      1,586      2,715      2,858
     Credit card processing fees           -        1,520        -        3,363
     Amortization of intangibles         3,679      3,783      7,351      7,610
     Other                              14,192     15,197     27,899     31,980
                                      --------   --------   --------   --------
        Total noninterest expense       79,640     80,638    158,932    162,569
                                      --------   --------   --------   --------
Income before income taxes              52,675     52,206    104,406    119,978
Provision for income taxes              18,196     17,966     35,734     41,454
                                      --------   --------   --------   --------
Net income                            $ 34,479   $ 34,240   $ 68,672   $ 78,524
                                      ========   ========   ========   ========
Earnings per share of common stock
  Basic                               $    .73   $    .68   $   1.43   $   1.57
  Diluted                                  .73        .68       1.43       1.56

Average shares of common stock outstanding
  Basic                                 47,226     50,129     47,958     50,116
  Diluted                               47,420     50,406     48,149     50,399

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

Balance January 1, 1999    $   534 $50,094 $  4,004 $934,703 $  993 $  990,328
Comprehensive income:
  Net income                                          78,524            78,524
  Unrealized losses on
    securities available for
    sale                                                       (692)      (692)
                                                                    ----------
Total comprehensive income                                              77,832
                                                                    ----------
Conversion of preferred
  to common stock              (24)      5       19                        -
Preferred stock retired        (14)             (26)                       (40)
Issuance of shares for
  stock options                         39    2,286                      2,325
Common stock purchased
  and retired                           (3)    (153)                      (156)
Dividends declared:
  Preferred stock                                        (17)              (17)
  Common stock
    $0.66 per share                                  (33,086)          (33,086)
                           ------- ------- -------- -------- ------ ----------
Balance June 30, 1999      $   496 $50,135 $  6,130 $980,124 $  301 $1,037,186
                           ======= ======= ======== ======== ====== ==========

                                                            Accum-
                                                            ulated
                                                            Other     Total
                           Pre-                             Compre-   Share-
                          ferred  Common   Capital Retained hensive  holders'
                           Stock   Stock   Surplus Earnings Loss      Equity
                          ------- ------- -------- -------- ------- ----------
                                          (Dollars in thousands)

Balance January 1, 2000   $   485 $49,162 $    -   $982,357 $(1,517)$1,030,487
Comprehensive income:
  Net income                                         68,672             68,672
  Unrealized gains on
    securities available for
    sale                                                        143        143
                                                                    ----------
Total comprehensive income                                              68,815
                                                                    ----------
Conversion of preferred
  to common stock             (31)      6      25                          -
Issuance of shares for
  stock options                        16     505                          521
Common stock purchased
  and retired                      (2,559)   (530)  (90,197)           (93,286)
Dividends declared:
  Preferred stock                                       (16)               (16)
  Common stock
    $0.73 per share                                 (34,595)           (34,595)
                          ------- ------- -------  -------- ------- ----------
Balance June 30, 2000     $   454 $46,625 $   -    $926,221 $(1,374)$  971,926
                          ======= ======= =======  ======== ======= ==========


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                            Six Months Ended
                                                                 June 30
                                                             2000       1999
                                                           --------   --------
                                                              (In thousands)

Net cash provided by operating activities                  $ 92,279 $   92,696
                                                           --------   --------
Investing activities:
     Proceeds from the sale of available
        for sale securities                                     750      6,050
     Proceeds from the maturity of held to
        maturity securities                                 507,661    837,469
     Purchases of available for sale securities                -      (101,482)
     Purchases of held to maturity securities              (537,589)  (677,107)
     Net(increase) decrease in loans                        (52,651)  (111,494)
     Purchases of premises and equipment                     (5,680)    (6,095)
     Sales of premises and equipment                            752      3,202
     Intangible assets acquired                              (2,203)      (531)
     Other                                                    1,666      3,315
                                                           --------   --------
        Net cash used for investing activities              (87,294)   (46,671)
                                                           --------   --------
Financing activities:
     Net decrease in deposits                                (4,399)  (133,537)
     Net increase (decrease) in short-term borrowings        33,422    (18,678)
     Principal payments on long-term debt                      (535)      (413)
     Common stock purchased and retired                     (93,286)      (196)
     Proceeds from issuance of common stock                     521      2,325
     Cash dividends paid                                    (35,049)   (32,093)
                                                           --------   --------
        Net cash used for financing activities              (99,326)  (182,592)
                                                           --------   --------
        Net decrease in cash and cash equivalents           (94,341)  (136,567)
        Cash and cash equivalents at beginning of year      552,423    642,931
                                                           --------   --------
        Cash and cash equivalents at end of period         $458,082   $506,364
                                                           ========   ========
Cash paid for:
    Interest                                               $102,265   $109,104
    Income taxes                                             35,889     47,525

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

2. SECURITIES

     The following reflects the amortized cost of securities and the related approximate fair values:

                                       June 30, 2000        June 30, 1999
                                    Amortized    Fair    Amortized      Fair
                                       Cost      Value      Cost        Value
                                   ---------- ---------- ----------  ----------
Available for sale:
U.S. Government and its agencies   $  106,444 $  105,074 $  109,613  $  108,511
Other                                  11,081     10,331      5,503       7,067
                                   ---------- ---------- ----------  ----------
    Total                          $  117,525 $  115,405 $  115,116  $  115,578
                                   ========== ========== ==========  ==========

Held to maturity:
U.S. Government and its agencies   $1,634,392 $1,597,932 $1,770,284  $1,747,662
State and municipal obligations       312,257    307,493    368,677     366,294
Other                                     -          -          248         250
                                   ---------- ---------- ----------  ----------
    Total                          $1,946,649 $1,905,425 $2,139,209  $2,114,206
                                   ========== ========== ==========  ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

3. LOANS

     Loans consisted of:
                                                     June 30
                                                2000          1999
                                             ----------    ----------
Consumer:
   Automobile                                $3,232,398    $2,962,126
   Home equity, fixed- and variable-rate        791,081       845,588
   Revolving credit loans,
     including credit cards                      29,723        27,989
   Other                                        268,666       318,390
Real estate:
   Construction and land development            182,808       138,885
   Commercial mortgage                          580,160       565,122
   Residential mortgage                         639,381       632,807
   Other, including Industrial
     Development Authority loans                107,578       108,559
Commercial                                      601,749       594,856
                                             ----------    ----------
   Total loans, net of unearned income
     of $147,454 and $142,764                $6,433,544    $6,194,322
                                             ==========    ==========


4. ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses was:

                                       Three Months Ended     Six Months Ended
                                            June 30              June 30
                                        2000       1999       2000      1999
                                       -------    -------    -------   -------
Balance at beginning of period         $70,225    $66,200    $70,119   $70,312
Provision charged to operating expense   3,135      4,433      5,442     8,389
Reserve on loans sold                     -           -                 (4,323)
                                       -------    -------    -------   -------
Balance before charge-offs              73,360     70,633     75,561    74,378
Charge-offs                              3,234      3,493      6,402     8,322
Recoveries                                 927      1,173      1,894     2,257
                                       -------    -------    -------   -------
Balance at June 30                     $71,053    $68,313    $71,053   $68,313
                                       =======    =======    =======   =======
Percentage of annualized net
   charge-offs to average loans            .14%       .15%       .14%      .20%

Percentage of allowance for loan
   losses to period-end loans                                   1.10       1.10

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


5. FEDERAL INCOME TAX

        The reconcilement of income tax computed at the federal statutory tax rates to the provision for income taxes was as follows:

                          Three Months Ended             Six Months Ended
                                June 30                       June 30
                          2000           1999           2000            1999
                     -------------  -------------  -------------  -------------
                      Amount   Pct   Amount   Pct   Amount   Pct   Amount   Pct
                     ------- -----  ------- -----  ------- -----  ------- -----

Statutory rate       $18,436 35.0%  $18,272 35.0%  $36,542 35.0%  $41,992 35.0%
Nontaxable interest on
 municipal obligations(1,217)(2.3)   (1,290)(2.5)   (2,476)(2.4)   (2,541)(2.1)
State taxes, net of
 Federal tax benefit     415  0.7       255  0.5       672  0.6       555  0.5
Nondeductible goodwill   568  1.1       599  1.1     1,135  1.1     1,197  1.0
Other items               (6)  -        130  0.3      (139)(0.1)      251  0.2
                     ------- -----  ------- -----  ------- -----  ------- -----
Effective rate       $18,196 34.5%  $17,966 34.4%  $35,734 34.2%  $41,454 34.6%
                     ======= =====  ======= =====  ======= =====  ======= =====


6. PREFERRED AND COMMON STOCK

     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:


                                              June 30  December 31    June 30
              Series   Dividends               2000       1999         1999
            ---------  ---------             --------  -----------   --------

                A           5%                16,761       16,878     17,242
                B           7%                 3,290        3,290      3,340
                C           7%                 5,372        8,108      8,108
                D           8%                19,927       20,242     20,942
                                             -------       ------     ------
          Total preferred shares              45,350       48,518     49,632
                                             =======       ======     ======

     The Series A, Series B and Series D shares are convertible into two and one fourth shares of common stock, and the Series C shares are convertible into one and eight-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share.
     There are 175,000,000 shares of common stock, par value $1.00 per share, authorized and 46,625,000, 49,162,000 and 50,135,000 shares were outstanding at June 30, 2000, December 31, 1999, and June 30, 1999, respectively. Options to purchase 914,900 shares of common stock were outstanding on June 30, 2000. A total of 3,117,993 shares of common stock were reserved at June 30, 2000:
99,618 shares for the conversion of preferred stock and 3,018,375 shares for stock options.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

7. EARNINGS PER SHARE

     Earnings per share computations are as follows:

                                       Three Months Ended   Six Months Ended
                                             June 30            June 30
                                         2000      1999      2000      1999
                                        -------  -------    -------  -------
Basic:
  Net income                            $34,479  $34,240    $68,672  $78,524
  Preferred stock dividends                   8        8         16       17
                                        -------  -------    -------  -------
Net income applicable to common stock   $34,471  $34,232    $68,688  $78,507
                                        =======  =======    =======  =======
Average common shares outstanding        47,226   50,129     47,958   50,116
                                        =======  =======    =======  =======
Earnings per share of common stock      $   .73  $   .68    $  1.43  $  1.57
                                        =======  =======    =======  =======
Diluted:
   Net income                           $34,479  $34,240    $68,672  $78,524

   Average common shares outstanding     47,226   50,129     47,958   50,116
   Dilution effect of stock options          89      168         86      171
   Conversion of preferred stock            105      109        105      112
                                        -------  -------    -------  -------
Total average common shares              47,420   50,406     48,149   50,399
                                        =======  =======    =======  =======

Earnings per share of common stock      $   .73  $   .68    $  1.43  $  1.56
                                        =======  =======    =======  =======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTERLY RESULTS:

     First Virginia's earnings per share rose 7% to $.73 compared to the $.68 earned in the 1999 second quarter and the $.70 earned in the first quarter of 2000. Net income for the second quarter totaled $34.479 million compared to $34.240 million in 1999. The rise in earnings for the quarter increased the return on average assets to 1.46% compared to 1.44% in the prior year's second quarter and the return on average shareholders' equity increased to 13.99% compared to 13.29%.

     Earnings per share for the first six months of 2000 increased 6% to $1.43 compared to $1.35 in the prior year's first six months, excluding a $.21 per share nonrecurring gain in the 1999 period on the sale of the corporation's credit card portfolio. Net income for the first six months of 2000 was $68.672 million compared to $67.820 million excluding the nonrecurring gain on the sale of the credit card portfolio in 1999.

The return on average assets increased to 1.46% for the first six months of 2000 compared to 1.43% in 1999 and the return on average shareholders' equity was 13.69% compared to 13.34% for the first six months of 1999 excluding the nonrecurring gain in 1999.

     Cash basis recurring income, which excludes the effects of intangible assets and their related amortization and nonrecurring income items, equaled $37.507 million or $.79 per share in the second quarter of 2000 compared to $37.339 million and $.74 in the prior year's second quarter. The return on average tangible assets equaled 1.62% in the second quarter and the return on average tangible shareholders' equity was 18.28%, placing First Virginia among the best performing banks in the country.

     At June 30, 2000, total loans were $6.434 billion compared to $6.194 billion at June 30, 1999. Average loans during the second quarter of 2000 of $6.425 billion, increased at an annualized pace of 2% compared to the $6.395 billion in the first quarter of 2000. Installment loans to consumers declined slightly as automobile sales moderated and the corporation concentrated on improving the yield of the portfolio. Commercial loans increased at a 14% annualized rate compared to the first quarter after growing 18% in the first quarter. First Virginia's focus is on developing and maintaining the total customer relationship, ensuring that First Virginia remains the financial company of choice for both consumers and businesses in each of its markets.

     Average deposits in the second quarter of $7.895 billion increased at a 2% annualized pace over the first quarter's average of $7.865 billion. The competition for deposits remains intense in the banking industry which limited the opportunity for growth in the normally seasonally strong second quarter. Encouragingly, most of the growth in the quarter came from low-cost demand deposit accounts which increased at a 14% annualized rate over the first quarter led by strong growth in commercial accounts. Interest rates offered on new certificates of deposit increased significantly during the quarter due to the general increase in interest rates and the heightened competition for funds among banks. The cost of consumer certificates of deposit increased 18 basis points over the first quarter, but were still up only seven basis points compared to the second quarter of 1999. At June 30, 2000, total assets were $9.416 billion, a slight decline compared to the prior year's second quarter balance of $9.446 billion.

     The net interest margin declined two basis points to 5.00% during the second quarter of 2000 compared to the 5.02% achieved in the first quarter and the 5.07% achieved in the second quarter of 1999. First Virginia's policies maintain the corporation's earning assets and interest-bearing liabilities in relatively short-term instruments that mature and are repriced at a fairly equal pace. The result is that changes in interest rates have a relatively minor impact on the corporation's net interest margin. During the quarter the corporation continued to repurchase shares of its stock, which reduced the funds available for investment and was the primary cause for the small decline in the net interest margin. First Virginia has achieved a net interest margin of at least 5.00% every year since 1978 despite wide movements in interest rates.

     Asset quality is excellent and showed no signs of deterioration. The corporation does not participate in the markets for either sub-prime loans or syndicated credits. Net loan charge-offs in the second quarter of $2.307 million represented an annualized charge-off rate of .14%. This was slightly less than the $2.320 million and .15% of loans in the 1999 second quarter and is significantly below peer group averages. The provision for loan losses declined 29% in the second quarter to $3.135 million compared to $4.433 million expensed in the prior year's second quarter. The allowance for loan losses was unchanged at 1.10% of outstanding loans. Nonperforming assets as a percentage of outstanding loans and foreclosed real estate declined six basis points to a record low of .31% or $20.214 million at the end of the second quarter of 2000 compared to the .37% and $23.078 million recorded in the 1999 second quarter. Loans past due 90 days or more declined seven basis points compared to the second quarter of 1999 to .16% or $10.041 million at June 30, 2000, and were at their lowest level since 1996.







     A summary of nonperforming and delinquent loans is as follows:
                                                  June 30
                                              2000        1999
                                            -------     -------
                                           (Dollars in thousands)
          Nonaccruing loans                 $15,338     $17,572
          Restructured loans                  1,580       1,898
          Properties acquired by foreclosure  3,296       3,608
                                            -------     -------
          Total nonperforming assets        $20,214     $23,078
                                            =======     =======
          Percentage of total loans
            and foreclosed real estate          .31%        .37%
                                            =======     =======

          Loans 90 days past due            $10,041     $13,986
                                            =======     =======

          Percentage of total loans             .16%        .23%
                                            =======     =======

     Total noninterest income increased 6% in the second quarter of 2000 compared to the prior year's second quarter after eliminating the fee income from credit card activities in the 1999 second quarter that were sold in the latter half of 1999. During the second quarter, the Visa debit card was introduced, contributing to a 10% increase in fee income from electronic banking services. Income from trust and asset management activities increased 19% compared to the prior year's second quarter. Service charges on deposit accounts increased 5% due to a combination of an increased number of accounts, a continuation of the corporation's value-based pricing policy and an increase in commercial deposit service charge fees as the corporation continued to make excellent progress in servicing multi-location national account commercial customers.

     Noninterest expense declined 1% compared to the second quarter of 1999 and is down 2% for the first six months of 2000. The corporation continues to maintain strict expense controls and, despite higher equipment expense as a consequence of Year 2000 related upgrades and constant technological improvements, overall expenses declined. As part of the corporation's continual process of evaluating those aspects of its business that no longer achieve required rates of return, the corporation will close more than 25 branches in 2000 and has closed its first mortgage and home equity lending subsidiaries. Mortgages and home equity loans will continue to be offered through the corporation's affiliate banks. The corporation's efficiency ratio improved to 55.2% in the second quarter compared to 56.0% in the first quarter.

     Total shareholders' equity was $971.926 million at June 30, 2000, and the equity to asset ratio was 10.32%, making First Virginia one of the strongest banks in the country. At June 30, 2000, the corporation's leverage ratio was 8.72% compared to 9.23% at June 30, 1999. The dividend was increased in the second quarter to $.37 per share and represents the 24th consecutive year in which the dividend has been increased at least once during the year. During the second quarter, the corporation repurchased
1.399 million shares of its stock for a total of 2.559 million shares in the first six months of 2000. There are 2.640 million shares remaining in the current authorization from the Board of Directors.

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

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollars in thousands)
                                             Three Months Ended June 30
                                                        2000
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $  105,595   $  1,378     5.25%
    Other*                                      9,282        128     6.81
  Securities-held to maturity:
    U.S. Government and its agencies        1,460,956     20,928     5.74
    State, municipal and other*               319,632      4,713     5.90
                                           ----------   --------
      Total securities                      1,895,465     27,147     5.75
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,255,985     84,910     8.01
    Real estate                             1,122,773     21,053     7.53
    Other*                                  1,046,504     22,023     8.53
                                           ----------   --------
      Total loans                           6,425,262    127,986     8.00
                                           ----------   --------
  Loans held for sale                           4,706         99     8.38
  Money market investments                    369,344      5,653     6.16
  Other earning assets                         18,319        310     6.78
                                           ----------   --------
      Total earning assets and income      $8,713,096    161,195     7.43
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,522,881      2,244     0.59
  Money market accounts                       956,066      7,413     3.12
  Savings deposits                          1,063,448      3,992     1.51
  Consumer certificates of deposit          2,286,588     26,975     4.74
  Large denomination certificates of deposit  464,291      6,189     5.36
                                           ----------   --------
      Total interest-bearing deposits       6,293,274     46,813     2.99
  Short-term borrowings                       430,384      5,783     5.40
  Long-term debt                                1,846         42     9.21
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,725,504     52,638     3.15
                                           ==========   --------
Net interest income and net interest margin             $108,557     5.00%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,601,967
  Preferred shareholders' equity                  481
  Common shareholders' equity                 985,310
  Total assets                              9,444,268

(Dollars in thousands)
                                             Three Months Ended June 30
                                                        1999
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $   76,607   $    980     5.14%
    Other*                                      6,521         55     4.14
  Securities-held to maturity:
    U.S. Government and its agencies        1,843,252     26,506     5.76
    State, municipal and other*               344,063      5,078     5.90
                                           ----------   --------
      Total securities                      2,270,443     32,619     5.76
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,007,295     82,011     8.21
    Real estate                             1,117,892     23,047     8.25
    Other*                                    965,749     19,377     8.11
                                           ----------   --------
      Total loans                           6,090,936    124,435     8.19
                                           ----------   --------
  Loans held for sale                           8,815        179     8.09
  Money market investments                    318,107      3,785     4.77
  Other earning assets                         23,114        385     6.65
                                           ----------   --------
      Total earning assets and income      $8,711,415    161,403     7.42
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,480,770      3,112     0.84
  Money market accounts                       985,781      7,424     3.02
  Savings deposits                          1,147,974      4,670     1.63
  Consumer certificates of deposit          2,348,415     27,334     4.67
  Large denomination
  Large denomination certificates of deposit  424,393      4,985     4.71
                                           ----------   --------
      Total interest-bearing deposits       6,387,333     47,525     2.98
  Short-term borrowings                       361,894      3,529     3.91
  Long-term debt                                2,883         62     8.53
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,752,110     51,116     3.04
                                           ==========   --------
Net interest income and net interest margin             $110,287     5.07%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,598,557
  Preferred shareholders' equity                  500
  Common shareholders' equity               1,029,993
  Total assets                              9,504,937

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollars in thousands)
                                              Six Months Ended June 30
                                                        2000
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $  105,822   $  2,756     5.24%
    Other*                                      9,771        285     7.22
  Securities-held to maturity:
    U.S. Government and its agencies        1,495,372     42,729     5.73
    State, municipal and other*               332,736      9,812     5.90
                                           ----------   --------
      Total securities                      1,943,701     55,582     5.74
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,257,663    169,260     7.98
    Real estate                             1,123,887     42,071     7.52
    Other*                                  1,028,587     43,237     8.50
                                           ----------   --------
      Total loans                           6,410,137    254,568     7.98
                                           ----------   --------
  Loans held for sale                           4,525        204     9.00
  Money market investments                    304,853      8,990     5.93
  Other earning assets                         20,687        722     6.99
                                           ----------   --------
      Total earning assets and income      $8,683,903    320,066     7.40
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,519,023      4,507     0.60
  Money market accounts                       956,794     14,595     3.07
  Savings deposits                          1,063,586      7,988     1.51
  Consumer certificates of deposit          2,298,824     53,190     4.66
  Large denomination certificates of deposit  466,545     12,267     5.29
                                           ----------   --------
      Total interest-bearing deposits       6,304,772     92,547     2.95
  Short-term borrowings                       422,435     10,710     5.10
  Long-term debt                                1,980         91     9.23
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,729,187    103,348     3.09
                                           ==========   --------
Net interest income and net interest margin             $216,718     5.01%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,575,206
  Preferred shareholders' equity                  483
  Common shareholders' equity               1,003,044
  Total assets                              9,436,795

(Dollars in thousands)
                                              Six Months Ended June 30
                                                        1999
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $   44,436    $ 1,141     5.18%
    Other*                                      7,173        118     4.06
  Investment Securities-held to maturity:
    U.S. Government and its agencies        1,802,019     52,000     5.80
    State, municipal and other*               329,642      9,853     5.98
                                           ----------   --------
      Total securities                      2,183,270     63,112     5.80
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,010,760    165,689     8.31
    Real estate                             1,119,945     46,331     8.27
    Other*                                    954,145     38,410     8.16
                                           ----------   --------
      Total loans                           6,084,850    250,430     8.27
                                           ----------   --------
  Loans held for sale                          10,494        410     7.81
  Money market investments                    380,462      8,968     4.75
  Other earning assets                         22,805        778     6.82
                                           ----------   --------
      Total earning assets and income      $8,681,881    323,698     7.49
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,479,764      6,670     0.91
  Money market accounts                       983,661     14,876     3.05
  Savings deposits                          1,141,779     10,093     1.78
  Consumer certificates of deposit          2,378,018     55,777     4.74
  Large denomination
  Large denomination certificates of deposit  423,477     10,211     4.80
                                           ----------   --------
      Total interest-bearing deposits       6,406,699     97,627     3.07
  Short-term borrowings                       364,139      7,078     3.92
  Long-term debt                                3,005        137     9.07
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,773,843    104,842     3.12
                                           ==========   --------
Net interest income and net interest margin             $218,856     5.06%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,568,331
  Preferred shareholders' equity                  511
  Common shareholders' equity               1,015,917
  Total assets                              9,478,732

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

            As of June 30, 2000, there have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 1999 in the corporation's annual report on Form 10-K.





                         PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     a) An Annual Meeting of Shareholders was held on Friday, April 28, 2000. Proxies for the meeting were solicited pursuant to Regulation 14 under the Act.

     b) There was no solicitation in opposition to management's nominees as listed in the proxy statement and all such nominees were elected. The following directors were elected at the meeting.


         Director nominee:             Voted For      Withheld

         Barry J. Fitzpatrick          40,032,399     571,095
         Lawrence T. Jennings          40,087,583     515,911
         W. Lee Phillips, Jr.          40,098,382     505,112
         Albert F. Zettlemoyer         40,083,862     519,632

     c) Among other matters voted on at the meeting was the appointment of KPMG LLP as independent auditors.

         Voted For                Voted Against       Abstained

         40,221,176               147,367             234,951

          There were no "broker non-votes" with respect to any of the director nominees or the ratification of auditors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

     a)  Exhibit 3(ii) - Bylaws (included in original SEC filing only)

     b)  Exhibit 27  - Financial Data Schedule (included in original
                          SEC filing only)

     c)  No reports on Form 8-K were filed during the quarter ended
 June 30, 2000.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer hereunto duly authorized.



                                               FIRST VIRGINIA BANKS, INC.


                                                 /s/ Richard F. Bowman
August 7, 2000                                  --------------------------
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



















                  With Amendments through April 28, 2000

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

                                 ARTICLE III

                             DIRECTORS' MEETINGS

 Section 1. Regular Meetings. The board of directors shall set by resolution the date, time, and place of the regular meetings of the board. The organization board meeting shall be held immediately after the annual meeting of stockholders at the same location without notice other than this bylaw.
 Section 2. Special Meetings. Special meetings of the board of directors shall be held whenever called by the chairman of the board, by the president, or by any two of the directors. Notice of each such meeting shall be mailed to each director, addressed to his residence or usual place of business, at least three days before the day on which the meeting is to be held, or shall be sent to such place by telegraph or mailgram, or be delivered personally or by telephone, not later than the day before the day on which the meeting is to be held. Neither the business to be transacted at, nor the purpose of, any special meeting need be specified in the notice or waiver of notice of such meeting.
 Section 3. Organization. At all meetings of the board of directors, the chairman, or in his absence the vice chairmen in the order of their appointment, or in their absence, the president (or in his absence the executive vice president if a member of the board), or, in the absence of all of them, any director selected by the board of directors shall act as chair-man; and the secretary of the corporation, or, in his absence or if he be elected chairman of the meeting, an assistant secretary, shall act as secretary; but if neither the secretary nor any assistant secretary be present and able to act as such, the chairman may appoint any person present to act as secretary of the meeting.
 Section 4. Quorum and Manner of Acting. Unless otherwise provided by law or the Articles of Incorporation, a majority of the number of directors fixed by the bylaws at the time of any regular or special meeting shall constitute a quorum for the transaction of business at such meeting, and the act of a majority of the directors present at any such meeting at which a quorum is present shall be the act of the board of directors. In the absence of a quorum, a majority of those present may adjourn the meeting from time to time until a quorum be had. Notice of any such adjourned meeting need not be given.
 Section 5. Order of Business. At all meetings of the board of directors business may be transacted in such order as from time to time the board may determine.
 Section 6. Action Without a Meeting. Any action which is required to be taken at a meeting of the directors or of a director's committee may be taken without a meeting if a consent in writing, setting forth the action so to be taken, shall be signed either before or after such action by all of the directors or by all of the members of the committee, as the case may be, and such consent is filed in the minute book of the proceedings of the board or committee. Such consent shall have the same force and effect as a unanimous vote.
 Section 7. Telephone Meetings. Members of the board of directors or any committee designated thereby may participate in a meeting of such board or committee by means of conference telephone or similar communications equipment whereby all persons participating in the meeting can hear each other, and a written record can be made of the action taken at the meeting.






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