Form 10-Q
period 2000-09-30
FIRST VIRGINIA BANKS INC
filed 2000-11-09
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                 Commission file number 1-6580
         September 30, 2000


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


               On October 31, 2000, there were 46,124,237 shares of common stock outstanding.



     This report contains a total of 22 pages.

                                    INDEX
                                                                  Page

                                                               ---------
     PART I - Financial Information


        Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - September 30,
              2000 and 1999, and December 31, 1999 (Unaudited)    3/ 4

           Condensed Consolidated Statements of Income - Three
              months and Nine months ended September 30, 2000
              and 1999 (Unaudited)                                5/ 6

           Condensed Consolidated Statements of Shareholders'
              Equity - Nine months ended September 30, 2000
              and 1999 (Unaudited)                                7/ 8

           Condensed Consolidated Statements of Cash Flows - Nine
              months ended September 30, 2000 and 1999 (Unaudited)   9

           Notes to Condensed Consolidated Financial
              Statements (Unaudited)                             10/13

        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         13/20

        Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                        21



     PART II - Other Information


        Item 6.  Exhibits and Reports on Form 8-K

           Signatures                                               22

           Exhibit 27 - Financial Data Schedule
              (Included in original SEC filing only)

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                               Sept. 30  December 31 Sept. 30
                                                 2000       1999       1999
                                              ---------- ---------- ----------
                                                       (In thousands)
ASSETS
Cash and due from banks                       $  295,643 $  441,825 $  326,758
Money market investments                         115,040    110,598     80,052
                                              ---------- ---------- ----------
        Total cash and cash equivalents          410,683    552,423    406,810
                                              ---------- ---------- ----------
Loans held for sale                                1,284      5,558      6,686
Securities - available for sale                  114,529    116,401    112,870
Securities - held to maturity (fair values of
   $2,049,962, $1,876,571 and $1,996,659)      2,081,934  1,918,387  2,024,813

Loans, net of unearned income                  6,337,388  6,385,400  6,351,946
Allowance for loan losses                        (69,975)   (70,119)   (69,605)
                                              ---------- ---------- ----------
        Net loans                              6,267,413  6,315,281  6,282,341
                                              ---------- ---------- ----------
Other earning assets                              18,336     23,125     23,124
Premises and equipment                           151,917    156,171    156,645
Intangible assets                                160,616    170,358    173,952
Accrued income and other assets                  214,242    194,109    205,419
                                              ---------- ---------- ----------
   Total Assets                               $9,420,954 $9,451,813 $9,392,660
                                              ========== ========== ==========

                                               Sept. 30  December 31 Sept. 30
                                                 2000       1999       1999
                                              ---------- ---------- ----------
                                                       (In thousands)
LIABILITIES
Deposits:
   Noninterest-bearing                        $1,632,576 $1,546,794 $1,563,535
   Interest-bearing:
        Interest checking                      1,451,425  1,516,246  1,441,207
        Money market accounts                    895,194    953,224    967,383
        Savings deposits                       1,020,172  1,064,799  1,115,348
        Consumer certificates of deposit       2,341,532  2,314,245  2,312,057
        Large denomination
          certificates of deposit                473,775    468,640    447,235
                                              ---------- ---------- ----------
           Total deposits                      7,814,674  7,863,948  7,846,765
Short-term borrowings                            486,710    420,297    384,247
Long-term debt                                     1,395      2,205      2,465
Accrued interest and other liabilities           146,253    134,876    121,906
                                              ---------- ---------- ----------
   Total Liabilities                           8,449,032  8,421,326  8,355,383
                                              ---------- ---------- ----------
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       452        485        492
Common stock, $1 par value                        46,141     49,162     49,693
Capital surplus                                       88        -          -
Retained earnings                                926,055    982,357    987,427
Accumulated other comprehensive income (loss)       (814)    (1,517)      (335)
                                              ---------- ---------- ----------
   Total Shareholders' Equity                    971,922  1,030,487  1,037,277
                                              ---------- ---------- ----------
   Total Liabilities and Shareholders' Equity $9,420,954 $9,451,813 $9,392,660
                                              ========== ========== ==========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                       Three Months Ended    Nine Months Ended
                                            Sept. 30              Sept. 30
                                        2000       1999       2000       1999
                                      --------   --------   --------   --------
                                         (In thousands, except per-share data)

Interest income:
     Loans                            $129,232   $126,532   $382,412   $375,570
     Loans held for sale                    34        198        238        608
     Securities - available for sale     1,486      1,507      4,527      2,766
     Securities - held to maturity      25,294     29,146     75,752     88,810
     Money market investments            6,779      2,121     15,769     11,089
     Other earning assets                  313        385      1,035      1,162
                                      --------   --------   --------   --------
        Total interest income          163,138    159,889    479,733    480,005
                                      --------   --------   --------   --------

Interest expense:
     Deposits                           50,022     46,405    142,569    144,032
     Short-term borrowings               6,828      3,995     17,538     11,073
     Long-term debt                         42         97        133        234
                                      --------   --------   --------   --------
        Total interest expense          56,892     50,497    160,240    155,339
                                      --------   --------   --------   --------
Net interest income                    106,246    109,392    319,493    324,666
Provision for loan losses                1,225      3,178      6,667     11,567
                                      --------   --------   --------   --------
Net interest income after provision
 for loan losses                       105,021    106,214    312,826    313,099
                                      --------   --------   --------   --------

                                       Three Months Ended    Nine Months Ended
                                            Sept. 30              Sept. 30
                                        2000       1999       2000       1999
                                      --------   --------   --------   --------
                                         (In thousands, except per-share data)

Net interest income after provision
 for loan losses                       105,021    106,214    312,826    313,099
                                      --------   --------   --------   --------
Noninterest income:
    Service charges on deposit
      accounts                          14,934     14,416     43,809     41,966
    Electronic banking service fees      3,878      3,086      9,731      8,771
    Trust services                       3,289      3,001      9,734      8,449
    Insurance premiums and
      commissions                        1,686      1,804      5,126      5,565
    Credit card service charges
      and fees                             -        1,201        -        5,439
    Other customer services              4,139      3,623     12,139     10,671
    Other                                2,090      4,808      5,002      9,441
    Gain on sale of credit card
      portfolio                            -        1,432        -       17,899
    Securities gains                         3        -           11        832
                                      --------   --------   --------   --------
        Total noninterest income        30,019     33,371     85,552    109,033
                                      --------   --------   --------   --------
Noninterest expense:
     Salaries and employee benefits     46,897     45,973    138,511    135,214
     Occupancy                           6,594      6,477     19,889     18,901
     Equipment                           8,331      7,722     24,389     22,815
     Advertising                         1,461      1,893      4,176      4,751
     Credit card processing fees           -        1,216        -        4,579
     Amortization of intangibles         3,689      3,745     11,040     11,355
     Other                              15,214     15,391     43,113     47,371
                                      --------   --------   --------   --------
        Total noninterest expense       82,186     82,417    241,118    244,986
                                      --------   --------   --------   --------
Income before income taxes              52,854     57,168    157,260    177,146
Provision for income taxes              17,520     19,539     53,254     60,993
                                      --------   --------   --------   --------
Net income                            $ 35,334   $ 37,629   $104,006   $116,153
                                      ========   ========   ========   ========
Earnings per share of common stock
  Basic                               $    .76   $    .75   $   2.19   $   2.32
  Diluted                                  .76        .75       2.19       2.31

Average shares of common stock outstanding
  Basic                                 46,232     50,081     47,378     50,104
  Diluted                               46,427     50,323     47,571     50,373

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

                                                             Accum-
                                                             ulated
                                                             Other
                                                             Compre-   Total
                            Pre-                             hensive   Share-
                           ferred  Common   Capital Retained Income   holders'
                            Stock   Stock   Surplus Earnings (Loss)    Equity
                           ------- ------- -------- -------- ------ ----------
                                           (Dollars in thousands)

Balance January 1, 1999    $   534 $50,094 $  4,004 $934,703 $  993 $  990,328
Comprehensive income:
  Net income                                         116,153           116,153
  Unrealized losses on
    securities available for
    sale                                                     (1,328)    (1,328)
                                                                    ----------
Total comprehensive income                                             114,825
                                                                    ----------
Conversion of preferred
  to common stock              (28)      6       22                        -
Preferred stock retired        (14)             (26)                       (40)
Issuance of shares for
  stock options                         77    3,360                      3,437
Common stock purchased
  and retired                         (484)  (7,360) (13,423)          (21,267)
Dividends declared:
  Preferred stock                                        (25)              (25)
  Common stock
    $1.00 per share                                  (49,981)          (49,981)
                           ------- ------- -------- -------- ------ ----------
Balance Sept. 30, 1999     $   492 $49,693 $   -    $987,427 $ (335)$1,037,277
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

Balance January 1, 2000   $   485 $49,162 $    -   $982,357 $(1,517)$1,030,487
Comprehensive income:
  Net income                                        104,006            104,006
  Unrealized gains on
    securities available for
    sale                                                        703        703
                                                                    ----------
Total comprehensive income                                             104,709
                                                                    ----------
Conversion of preferred
  to common stock             (33)      6      27                          -
Issuance of shares for
  stock options                        33   1,073                        1,106
Common stock purchased
  and retired                      (3,060) (1,012) (108,617)          (112,689)
Dividends declared:
  Preferred stock                                       (23)               (23)
  Common stock
    $1.10 per share                                 (51,668)           (51,668)
                          ------- ------- ------- --------- ------- ----------
Balance Sept. 30, 2000    $   452 $46,141 $    88 $ 926,055 $  (814) $ 971,922
                          ======= ======= ======= ========= ======= ==========


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                            Nine Months Ended
                                                                 Sept. 30
                                                             2000       1999
                                                           --------   --------
                                                              (In thousands)

Net cash provided by operating activities                  $110,913   $141,934
                                                           --------   --------
Investing activities:
     Proceeds from the sale of available
        for sale securities                                   2,253      7,550
     Proceeds from the maturity of held to
        maturity securities                                 818,260    958,527
     Purchases of available for sale securities                -      (101,481)
     Purchases of held to maturity securities              (984,349)  (685,364)
     Net(increase) decrease in loans                         41,201   (271,005)
     Purchases of premises and equipment                     (7,103)    (8,904)
     Sales of premises and equipment                          2,830      3,468
     Intangible assets acquired                              (1,295)      (600)
     Other                                                   23,140     (2,416)
                                                           --------   --------
        Net cash used for investing activities             (105,063)  (100,225)
                                                           --------   --------
Financing activities:
     Net decrease in deposits                               (49,274)  (208,313)
     Net increase (decrease) in short-term borrowings        66,413     (1,749)
     Principal payments on long-term debt                      (810)      (752)
     Stock purchased and retired                           (112,689)   (21,307)
     Proceeds from issuance of common stock                   1,106      3,437
     Cash dividends paid                                    (52,336)   (49,146)
                                                           --------   --------
        Net cash used for financing activities             (147,590)  (277,830)
                                                           --------   --------
        Net decrease in cash and cash equivalents          (141,740)  (236,121)
        Cash and cash equivalents at beginning of year      552,423    642,931
                                                           --------   --------
        Cash and cash equivalents at end of period         $410,683   $406,810
                                                           ========   ========
Cash paid for:
    Interest                                               $155,613   $160,727
    Income taxes                                             49,063     63,948

See notes to condensed consolidated financial statements.












                                       9
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands, except per share data)

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

2. SECURITIES

     The following reflects the amortized cost of securities and the related approximate fair values:

                                      Sept. 30, 2000       Sept. 30, 1999
                                    Amortized    Fair    Amortized      Fair
                                       Cost      Value      Cost        Value
                                   ---------- ---------- ----------  ----------
Available for sale:
U.S. Government and its agencies   $  104,704 $  103,826 $  107,885  $  106,877
Other                                  11,081     10,703      5,503       5,993
                                   ---------- ---------- ----------  ----------
    Total                          $  115,785 $  114,529 $  113,388  $  112,870
                                   ========== ========== ==========  ==========

Held to maturity:
U.S. Government and its agencies   $1,779,083 $1,749,952 $1,663,838  $1,637,971
State and municipal obligations       302,851    300,010    360,727     358,438
Other                                     -          -          248         250
                                   ---------- ---------- ----------  ----------
    Total                          $2,081,934 $2,049,962 $2,024,813  $1,996,659
                                   ========== ========== ==========  ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

3. LOANS

     Loans consisted of:
                                                     Sept. 30
                                                2000          1999
                                             ----------    ----------
Consumer:
   Automobile                                $3,206,979    $3,162,937
   Home equity, fixed- and variable-rate        767,346       840,062
   Revolving credit loans,
     including credit cards                      30,809        27,917
   Other                                        262,212       323,261
Real estate:
   Construction and land development            163,664       142,906
   Commercial mortgage                          586,364       542,049
   Residential mortgage                         628,348       643,342
   Other, including Industrial
     Development Authority loans                110,948       106,064
Commercial                                      580,718       563,408
                                             ----------    ----------
   Total loans, net of unearned income
     of $133,059 and $146,159                $6,337,388    $6,351,946
                                             ==========    ==========


4. ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses was:

                                       Three Months Ended    Nine Months Ended
                                           Sept. 30              Sept. 30
                                        2000       1999       2000      1999
                                       -------    -------    -------   -------
Balance at beginning of period         $71,053    $68,313    $70,119   $70,312
Provision charged to operating expense   1,225      3,178      6,667    11,567
Reserve on loans sold                      -          -          -      (4,323)
                                       -------    -------    -------   -------
Balance before charge-offs              72,278     71,491     76,786    77,556
Charge-offs                              3,122      2,862      9,524    11,184
Recoveries                                 819        976      2,713     3,233
                                       -------    -------    -------   -------
Balance at September 30                $69,975    $69,605    $69,975   $69,605
                                       =======    =======    =======   =======
Percentage of annualized net
   charge-offs to average loans            .14%       .12%       .14%      .17%

Percentage of allowance for loan
   losses to period-end loans                                   1.10      1.10

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


5. FEDERAL INCOME TAX

        The reconcilement of income tax computed at the federal statutory tax rates to the provision for income taxes was as follows:

                          Three Months Ended             Nine Months Ended
                               Sept. 30                      Sept. 30
                          2000           1999           2000            1999
                     -------------  -------------  -------------  -------------
                      Amount   Pct   Amount   Pct   Amount   Pct   Amount   Pct
                     ------- -----  ------- -----  ------- -----  ------- -----

Statutory rate       $18,499 35.0%  $20,009 35.0%  $55,041 35.0%  $62,001 35.0%
Nontaxable interest on
 municipal obligations(1,151)(2.2)   (1,163)(2.0)   (3,627)(2.3)   (3,704)(2.1)
State taxes, net of
 Federal tax benefit     275  0.5       212  0.4       947  0.6       767  0.4
Nondeductible goodwill   567  1.1       587  1.0     1,703  1.1     1,785  1.0
Other items             (670)(1.3)     (106)(0.2)     (810)(0.5)      144  0.1
                     ------- -----  ------- -----  ------- -----  ------- -----
Effective rate       $17,520 33.1%  $19,539 34.2%  $53,254 33.9%  $60,993 34.4%
                     ======= =====  ======= =====  ======= =====  ======= =====


6. PREFERRED AND COMMON STOCK

     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:


                                             Sept. 30  December 31   Sept. 30
              Series   Dividends               2000       1999         1999
            ---------  ---------             --------  -----------   --------

                A           5%                16,586       16,878     16,988
                B           7%                 3,290        3,290      3,290
                C           7%                 5,372        8,108      8,108
                D           8%                19,927       20,242     20,842
                                             -------       ------     ------
          Total preferred shares              45,175       48,518     49,228
                                             =======       ======     ======

     The Series A, Series B and Series D shares are convertible into two and one-fourth shares of common stock, and the Series C shares are convertible into one and eight-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share.
     There are 175,000,000 shares of common stock, par value $1.00 per share, authorized and 46,141,000, 49,162,000 and 49,693,000 shares were outstanding at September 30, 2000, December 31, 1999, and September 30, 1999, respectively. Options to purchase 897,400 shares of common stock were outstanding on September 30, 2000. A total of 3,113,899 shares of common stock were reserved at September 30, 2000: 99,224 shares for the conversion of preferred stock and 3,014,675 shares for stock options.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

7. EARNINGS PER SHARE

     Earnings per share computations are as follows:

                                       Three Months Ended   Nine Months Ended
                                            Sept. 30            Sept. 30
                                         2000      1999      2000      1999
                                        -------  -------    -------  -------
Basic:
  Net income                            $35,334  $37,629   $104,006 $116,153
  Preferred stock dividends                   7        8         23       25
                                        -------  -------    -------  -------
Net income applicable to common stock   $35,327  $37,621   $103,983 $116,128
                                        =======  =======    =======  =======
Average common shares outstanding        46,232   50,081     47,378   50,104
                                        =======  =======    =======  =======
Earnings per share of common stock      $   .76  $   .75    $  2.19  $  2.32
                                        =======  =======    =======  =======
Diluted:
   Net income                           $35,334  $37,629   $104,006 $116,153
                                        =======  =======    =======  =======

   Average common shares outstanding     46,232   50,081     47,378   50,104
   Dilution effect of stock options          96      134         89      159
   Conversion of preferred stock             99      108        104      110
                                        -------  -------    -------  -------
Total average common shares              46,427   50,323     47,571   50,373
                                        =======  =======    =======  =======

Earnings per share of common stock      $   .76  $   .75    $  2.19  $  2.31
                                        =======  =======    =======  =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTERLY RESULTS:

     First Virginia's earnings per share, excluding nonrecurring income, increased 9% in the third quarter of 2000 to $.75 per share compared to $.69 per share earned in the prior year's third quarter. Net income in the third quarter totaled $35.334 million or $.76 per share compared to $37.629 million or $.75 per share in 1999. Net income in the 2000 third quarter included $664 thousand in after-tax gains on the sale and closure of substantially all activities of the corporation's mortgage loan company while the 1999 third quarter included $3.041 million in after-tax gains on the sale of a portion of the corporation's credit card activities and benefits received upon the demutualization of an insurance company in which the company had life insurance policies. The return on average assets and average shareholders' equity from recurring income was 1.47% and 14.36%, respectively, in the 2000 third quarter compared to 1.46% and 13.24% in the prior year's third quarter. Cash basis recurring income, which excludes the effects of intangible assets and their related amortization and nonrecurring income items, equaled $37.710 million in the third quarter compared to $37.653 million in the prior year's third quarter. The recurring cash basis return on average tangible assets equaled 1.63% in the third quarter, and the return on average tangible shareholders' equity was 18.77%.

     For the first nine months of 2000, earnings per share, excluding nonrecurring income, increased 6% to $2.17 compared to the $2.04 earned in the comparable period of 1999. Net income for the first nine months of 2000 totaled $104.006 million or $2.19 per share compared to $116.153 million or $2.31 per share earned in 1999. Net income for the first nine months of 2000 included $664 thousand in nonrecurring after-tax income while the 1999 period included $13.744 million in nonrecurring income. The return on average assets and average shareholders' equity from recurring income was 1.46% and 13.91%, respectively, for the first nine months of 2000 compared to 1.44% and 13.31% in the first nine months of 1999. Cash basis recurring income equaled $112.416 million for the first nine months of 2000 compared to $111.671 million in the first nine months of 1999. The recurring cash basis return on average tangible assets equaled 1.62% in the first nine months of 2000, and the return on average tangible shareholders' equity was 18.14%.

     Average loans declined 1% during the third quarter to $6.357 billion compared to $6.425 billion in the second quarter. Indirect automobile loans remained relatively unchanged despite a combination of the low rates offered by some competitors and a general weakness in sales, which caused the automobile manufacturers and their captive finance companies to offer rebates and low-interest rate financing to sell cars. First Virginia still originated over $350 million in automobile loans during the quarter. The corporation continues to be one of the highest rated banks nationwide according to the J.D. Power & Associates 2000 Dealer Satisfaction Study. Business lending remained moderately strong as the corporation continued its strategy of increasing the percentage of the loan portfolio comprised of prime quality business loans. The seasonal decline in loans to automobile dealers for inventory financing resulted in a 2% drop in average outstanding commercial loans compared to the second quarter. However, business loans are up 8% for the first nine months of 2000 compared to 1999.

     Average deposits declined 1% compared to the second quarter to $7.835 billion. Despite the decline in deposits, the corporation has been successful in attracting business customers. For the first nine months average business demand deposits, plus repurchase agreements and commercial paper from customers participating in First Virginia's business cash management programs, increased by 10% to $1.234 billion.

     The net interest margin declined five basis points to 4.95% compared to the 5.00% recorded in the second quarter and for the first nine months dipped below 5.00% for the first time in 22 years. The margin was negatively impacted by both the decline in loans and an increase in the cost of funds, the result of increased competition for deposits. The lack of deposit growth is a problem for banks nationwide and has led many banks to purchase higher cost, more volatile sources of funds from brokered or other borrowing sources. First Virginia has not borrowed funds from outside sources.

     First Virginia's excellent asset quality continued to improve during the quarter. Nonperforming assets as a percentage of outstanding loans and foreclosed real estate declined six basis points to a record low of .29% compared to .35% at the end of the third quarter of 1999. The provision for loan losses declined in the third quarter to $1.225 million compared to $3.178 million expensed in the prior year's third quarter, primarily the result of the decrease in loans during the quarter. Net loan charge-offs in the third quarter of $2.303 million were slightly less than the $2.307 million charged off in this year's second quarter. Both represented an annualized charge-off rate of .14%.




     A summary of nonperforming and delinquent loans is as follows:
                                                 Sept. 30
                                              2000        1999
                                            -------     -------
                                           (Dollars in thousands)
          Nonaccruing loans                 $13,458     $15,082
          Restructured loans                  1,830       1,919
          Properties acquired by foreclosure  3,327       5,303
                                            -------     -------
          Total nonperforming assets        $18,615     $22,304
                                            =======     =======
          Percentage of total loans
            and foreclosed real estate          .29%        .35%
                                            =======     =======

          Loans 90 days past due            $10,315     $12,819
                                            =======     =======

          Percentage of total loans             .16%        .20%
                                            =======     =======


     Noninterest income declined 10% in the 2000 third quarter compared to the 1999 third quarter. The 1999 third quarter included $4.679 million in nonrecurring gains compared to $1.098 million in nonrecurring gains in 2000. Excluding these gains, noninterest income increased by 1% in 2000. The Visa check card was introduced in the second quarter of 2000, and it continues to be extremely popular. Income from this source more than doubled in the third quarter to $1.028 million, which made it responsible for the 26% increase in fee income from electronic banking services. Income from trust and asset management services increased 10% to $3.289 million and is up 15% for the first nine months of 2000. Service charges on deposit accounts increased 4% compared to the prior year's third quarter. Fees from commercial account processing, a specialty the corporation has developed over the past several years, were particularly strong.

     During the third quarter the corporation closed most of the operations of its mortgage loan subsidiary, and a net pre-tax gain of $1.098 million was recorded on the sale of certain assets less closure expenses. First mortgage loans are now offered primarily through the corporation's web site on the Internet.

     Noninterest expense declined slightly during the quarter compared to the 1999 third quarter and is down 2% for the first nine months of 2000. For the first nine months, the efficiency ratio of 56.2% was virtually unchanged from the prior year's figure of 56.0%

     Total shareholders' equity of $972 million was unchanged at September 30 compared to the end of the second quarter; however, the leverage ratio increased slightly to 8.78% compared to 8.72% at June 30, the result of a small decline in average assets. The corporation continued to repurchase its stock during the third quarter, acquiring 493,000 shares under its share repurchase program. For the first nine months, the corporation has repurchased 3,052,000 shares. There are 2.147 million shares remaining that may be repurchased under the six million share authorization approved by the Board of Directors in September of 1999.

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

AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollars in thousands)
                                             Three Months Ended Sept. 30
                                                        2000
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $  104,243   $  1,358     5.18%
    Other*                                     10,339        128     6.11
  Securities-held to maturity:
    U.S. Government and its agencies        1,483,318     21,760     5.86
    State, municipal and other*               302,122      4,459     5.90
                                           ----------   --------
      Total securities                      1,900,022     27,705     5.83
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,209,941     86,285     8.16
    Real estate                             1,119,682     21,341     7.59
    Other*                                  1,027,117     22,329     8.73
                                           ----------   --------
      Total loans                           6,356,740    129,955     8.14
                                           ----------   --------
  Loans held for sale                           1,794         34     7.56
  Money market investments                    409,880      6,779     6.58
  Other earning assets                         18,335        313     6.84
                                           ----------   --------
      Total earning assets and income      $8,686,771    164,786     7.56
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,480,751      2,317     0.62
  Money market accounts                       912,500      7,502     3.27
  Savings deposits                          1,036,901      3,906     1.50
  Consumer certificates of deposit          2,322,146     29,593     5.07
  Large denomination certificates of deposit  472,830      6,704     5.64
                                           ----------   --------
      Total interest-bearing deposits       6,225,128     50,022     3.20
  Short-term borrowings                       479,891      6,828     5.66
  Long-term debt                                1,576         42    10.60
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,706,595     56,892     3.37
                                           ==========   --------
Net interest income and net interest margin             $107,894     4.95%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,609,550
  Preferred shareholders' equity                  453
  Common shareholders' equity                 965,423
  Total assets                              9,407,234

(Dollars in thousands)
                                             Three Months Ended Sept. 30
                                                        1999
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $  107,553   $  1,402     5.17%
    Other*                                      7,056        105     5.97
  Securities-held to maturity:
    U.S. Government and its agencies        1,731,958     24,891     5.73
    State, municipal and other*               364,087      5,409     5.94
                                           ----------   --------
      Total securities                      2,210,654     31,807     5.74
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,196,663     84,733     8.03
    Real estate                             1,111,111     22,899     8.24
    Other*                                    954,022     19,635     8.24
                                           ----------   --------
      Total loans                           6,261,796    127,267     8.09
                                           ----------   --------
  Loans held for sale                           7,624        198    10.40
  Money market investments                    166,223      2,121     5.06
  Other earning assets                         23,120        387     6.68
                                           ----------   --------
      Total earning assets and income      $8,669,417    161,780     7.43
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,462,918      2,912     0.79
  Money market accounts                       982,561      7,494     3.03
  Savings deposits                          1,137,053      4,316     1.51
  Consumer certificates of deposit          2,305,477     26,363     4.54
  Large denomination certificates of deposit  439,689      5,320     4.80
                                           ----------   --------
      Total interest-bearing deposits       6,327,698     46,405     2.91
  Short-term borrowings                       372,261      3,995     4.26
  Long-term debt                                2,646         97    14.84
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,702,605     50,497     2.99
                                           ==========   --------
Net interest income and net interest margin             $111,283     5.12%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,594,289
  Preferred shareholders' equity                  496
  Common shareholders' equity               1,044,625
  Total assets                              9,460,434


                                     18
AVERAGE BALANCES AND INTEREST RATES (Unaudited)
(Dollars in thousands)
                                              Nine Months Ended Sept. 30
                                                        2000
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $  105,291   $  4,114     5.22%
    Other*                                      9,962        412     6.83
  Securities-held to maturity:
    U.S. Government and its agencies        1,491,325     64,489     5.77
    State, municipal and other*               322,457     14,271     5.90
                                           ----------   --------
      Total securities                      1,929,035     83,286     5.77
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,241,639    255,544     8.04
    Real estate                             1,122,476     63,413     7.54
    Other*                                  1,028,093     65,566     8.55
                                           ----------   --------
      Total loans                           6,392,208    384,523     8.03
                                           ----------   --------
  Loans held for sale                           3,608        238     8.78
  Money market investments                    340,117     15,769     6.19
  Other earning assets                         19,898      1,035     6.94
                                           ----------   --------
      Total earning assets and income      $8,684,866    484,851     7.45
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,506,173      6,825     0.61
  Money market accounts                       941,922     22,097     3.13
  Savings deposits                          1,054,626     11,894     1.51
  Consumer certificates of deposit          2,306,653     82,783     4.79
  Large denomination certificates of deposit  468,656     18,970     5.41
                                           ----------   --------
      Total interest-bearing deposits       6,278,030    142,569     3.03
  Short-term borrowings                       441,726     17,538     5.30
  Long-term debt                                1,845        133     9.62
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,721,601    160,240     3.18
                                           ==========   --------
Net interest income and net interest margin             $324,611     4.99%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,586,737
  Preferred shareholders' equity                  472
  Common shareholders' equity                 990,413
  Total assets                              9,426,869



                                     19
AVERAGE BALANCES AND INTEREST RATES (Unaudited)(Continued)
(Dollars in thousands)
                                              Nine Months Ended Sept. 30
                                                        1999
                                           ------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
                                           ----------  ---------  -------
Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $   65,707    $ 2,544     5.18%
    Other*                                      7,133        223     4.17
  Investment Securities-held to maturity:
    U.S. Government and its agencies        1,778,409     76,890     5.77
    State, municipal and other*               341,249     15,261     5.96
                                           ----------   --------
      Total securities                      2,192,498     94,918     5.78
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,073,408    250,422     8.21
    Real estate                             1,116,968     69,231     8.26
    Other*                                    954,104     58,045     8.16
                                           ----------   --------
      Total loans                           6,144,480    377,698     8.21
                                           ----------   --------
  Loans held for sale                           9,527        608     8.51
  Money market investments                    308,264     11,089     4.81
  Other earning assets                         22,911      1,164     6.77
                                           ----------   --------
      Total earning assets and income      $8,677,680    485,477     7.47
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,474,087      9,582     0.87
  Money market accounts                       983,290     22,370     3.04
  Savings deposits                          1,140,187     14,409     1.69
  Consumer certificates of deposit          2,349,674     82,140     4.74
  Large denomination certificates of deposit  423,838     15,531     4.80
                                           ----------   --------
      Total interest-bearing deposits       6,380,076    144,032     3.02
  Short-term borrowings                       366,876     11,073     4.04
  Long-term debt                                2,884        234    10.84
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,749,836    155,339     3.08
                                           ==========   --------
Net interest income and net interest margin             $330,138     5.08%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,577,079
  Preferred shareholders' equity                  506
  Common shareholders' equity               1,025,592
  Total assets                              9,472,565



                                     20
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

            As of September 30, 2000, there have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 1999 in the corporation's annual report on Form 10-K.





                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

     a)  Exhibit 27  - Financial Data Schedule (included in original
                          SEC filing only)

     b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.


































                                     21



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer hereunto duly authorized.



                                               FIRST VIRGINIA BANKS, INC.


                                                /s/ Richard F. Bowman
November 9, 2000                                --------------------------
                                                Richard F. Bowman,
                                                Executive Vice President,
                                                Treasurer and
                                                Chief Financial Officer