Form 10-K
period 2000-12-31
FIRST VIRGINIA BANKS INC
filed 2001-03-29
CIK 37032

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended              Commission file number 1-6580
       December 31, 2000

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the common stock of the registrant held by nonaffiliates as of February 16, 2001, was approximately $2,146,096,000. The registrant's voting preferred stock is not actively traded and the market value of such stock is not readily determinable.

   On February 28, 2001, there were 46,143,203 shares of common stock outstanding.



                                    INDEX
                                                                      Page
                                                                      ----
Part I

  Item 1. Business                                                       3
            General                                                      3
            Segments                                                     3
            Competitive Factors                                          3
            Regulation                                                   3
            Employees                                                    4

  Item 2. Properties                                                     4

  Item 3. Legal Proceedings                                              4

  Item 4. Submission of Matters to a Vote of Security Holders            5

  Executive Officers                                                     5

Part II

  Item 5. Market for Registrant's Common Equity and Related
            Stockholder Matters                                          6

  Item 6. Selected Financial Data                                      7/8

  Item 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       8/43

  Item 7A.Quantitative and Qualitative Disclosure About
            Market Risk                                              36/40

  Item 8. Financial Statements and Supplementary Data                44/78

  Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                         79

Part III

  Item 10. Directors and Executive Officers of the Registrant           79

  Item 11. Executive Compensation                                       79

  Item 12. Security Ownership of Certain Beneficial Owners
             and Management                                             79

  Item 13. Certain Relationships and Related Transactions               79


Part IV

  Item 14. Exhibits, Financial Statement Schedules
             and Reports on Form 8-K                                 80/81

                                    PART I
                                    ------
ITEM 1.  BUSINESS
         --------

General
-------

    First Virginia Banks, Inc., (FVBI) is a multibank holding company registered under the Bank Holding Company Act of 1956 (BHC Act), and is headquartered in Falls Church, Virginia. FVBI was incorporated under the laws of the Commonwealth of Virginia in October 1949.
    FVBI currently operates nine commercial banks, (the banking companies). In addition, FVBI owns, directly or indirectly through its banking companies, several nonbanking companies which offer bank-related services. The nonbanking companies operate offices in the banks' markets which provide services to customers of the banking companies and in addition have offices in adjoining states.
    FVBI is the largest bank holding company with headquarters in the state and the fifth largest banking organization in Virginia. Total assets were $9.516 billion as of December 31, 2000.
    FVBI continually evaluates its operations, organizational structure and product offerings, exploring opportunities to enhance customer service and increase shareholder value. During 2000, as part of this normal review, FVBI combined two of its banks, creating First Vantage Bank/Tri-Cities, bringing the total number of commercial bank charters to nine.

Segments
--------

    For segment reporting disclosure, reference is made to Note 21 of the Notes to Consolidated Financial Statements.

Competitive Factors
-------------------

    Other banking organizations have been active in opening new banking offices through acquisition and control of existing banks, mergers, branching and formation of new banks and in acquiring or forming bank-related subsidiaries in areas where FVBI's banking companies compete. Accordingly, each banking company faces strong competition. Savings and loan associations and credit unions actively compete for deposits. Such institutions, as well as consumer finance companies, mortgage companies, loan production offices of out-of-state banks, factors, insurance companies and pension trusts are important competitors for various types of loans. The bank-related member companies also operate in highly competitive fields.
    Based on the most recent available data, the service area of our 9 banking companies reached approximately 86% of Virginia's population with 294 offices, approximately 40% of Maryland's population with 57 offices, and approximately 41% of East Tennessee's population with 25 offices.

Regulation
----------

    As a bank holding company, FVBI is subject to regulation under the BHC Act, and to inspection, examination and supervision by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the state regulators of Virginia, Maryland and Tennessee which have jurisdiction over financial institutions. Under the BHC Act, bank holding companies generally may not own or control more than 5% of the voting shares of any company, including a bank, without the Federal Reserve Board's prior approval. In addition, bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the Federal Reserve Board to be closely related to banking.
    Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowing by FVBI and its nonbank subsidiaries from the banking companies. These requirements also limit various other transactions among affiliates.
    Under Federal Reserve policy, FVBI is expected to act as a source of financial strength to each of the banking companies and to maintain resources adequate to support each such subsidiary bank. This support may be required at times when FVBI may not have the resources to provide it. In addition, any capital loans by a bank holding company to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness.
    The corporation is subject to capital requirements and guidelines imposed on bank holding companies by the Federal Reserve Board and the FDIC. These requirements are discussed in Note 18 of the Notes to Consolidated Financial Statements.
    Various provisions of federal and state law limit the amount of dividends the banking companies can pay to FVBI without regulatory approval. For example, approval generally is required for any state-chartered bank that is a member of the Federal Reserve System to pay any dividend that would cause the bank's total dividends paid during any calendar year to exceed the sum of the bank's net income during such calendar year plus the bank's retained net income for the prior two calendar years (see Note 17 of the Notes to Consolidated Financial Statements).

Employees
---------

    As of December 31, 2000, the corporation and its subsidiaries employed 5,399 individuals (4,887 full-time equivalent).

ITEM 2.  PROPERTIES
         ----------

    The banking companies operated a total of 376 banking offices on December 31, 2000. Of these offices, 226 were owned and 150 were leased from others. FVBI owns other properties, including the two corporate headquarters buildings that house personnel of the corporation and its subsidiaries. The corporation currently has no mortgage indebtedness.
    As of December 31, 2000, a total annual base rental of approximately $9,643,000 was being paid on leased premises. As of December 31, 2000, total lease commitments having a term in excess of one year to persons other than affiliates were approximately $43,879,000.
    The majority of the properties are modern and well furnished and provide adequate parking.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

    There are no legal proceedings, other than ordinary routine litigation incidental to the business, to which the corporation is a party or of which any of their property is subject. Management believes that the liability, if any, resulting from current litigation will not be material to the financial statements of the corporation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

    There was no submission of matters to a vote of security holders during the fourth quarter of 2000.


EXECUTIVE OFFICERS

    There are no arrangements or understandings between the executive officers named below and any other person pursuant to which they were selected as an officer.
    There are no family relationships among the executive officers. All ages, in parentheses, and positions are as of December 31, 2000.

BARRY J. FITZPATRICK (60)
Chairman of the Board, President and Chief Executive Officer since July 1, 1995. 31 years of service.

SHIRLEY C. BEAVERS, JR. (55)
Senior Executive Vice President since December 2000; Executive Vice President from April 1992 to December 2000. 31 years of service.

RICHARD F. BOWMAN (48)
Executive Vice President, Treasurer and Chief Financial Officer since December 1999; Senior Vice President, Treasurer and Chief Financial Officer from 1994 to 1999. 25 years of service.

RAYMOND E. BRANN, JR. (60)
Executive Vice President since January, 1995. 36 years of service.

DOUGLAS M. CHURCH, JR. (50)
Senior Vice President since December 1994; 27 years of service.

THOMAS P. JENNINGS (53)
Senior Vice President and General Counsel since December 1995, Secretary from December 1995 to April 1999; 22 years of service.

JOHN P. SALOP (49)
Senior Vice President since April 1996; Senior Vice President of First Virginia Bank since February 1994. 26 years of service.

MELODYE MAYES TOMLIN (44)
Senior Vice President and General Auditor since December 1995; 22 years of service.

BARBARA J. CHAPMAN (53)
Vice President and Secretary of the corporation since April 1999 and Assistant Corporate Secretary from 1993 to 1999; 7 years of service.

                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

    The common stock of the corporation is listed for trading on the New York Stock Exchange (Trading Symbol: FVB). The dividends declared per share and the high and low sales price for common shares traded on the New York Stock Exchange were:



                                    Sales Price              Dividends
                               2000            1999          Per Share
-----------------------------------------------------------------------
                           High    Low     High    Low      2000   1999
-----------------------------------------------------------------------
1st Quarter               $43.25  $29.00  $50.50  $45.00    $.36   $.32
2nd Quarter                42.75   34.81   52.63   45.69     .37    .34
3rd Quarter                44.75   35.00   51.38   42.50     .37    .34
4th Quarter                48.94   37.00   49.75   40.50     .38    .36

    The corporation's preferred stock is not actively traded. The 5% cumulative convertible preferred stock, Series A, pays a dividend of 12 1/2 cents per share in each quarter. The 7% cumulative convertible preferred stock, Series B and C, pays a dividend of 17 1/2 cents per share each quarter. The 8% cumulative convertible preferred stock, Series D, pays a dividend of 20 cents per share each quarter. As of December 31, 2000, there were 19,726 holders of record of the corporation's voting securities, of which 19,148 were holders of common stock.
ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     A five-year summary of selected financial data follows:
------------------------------------------------------------------------------
                           2000       1999       1998       1997       1996
------------------------------------------------------------------------------
(Dollar amounts in thousands, except per-share data)

Balance Sheet Data
 Cash                   $  322,966 $  441,825 $  377,374 $  386,832 $  378,171
 Money market
  investments              190,443    110,598    265,557    243,162    323,620
 Loans held for sale           366      5,558     14,737     18,953     12,771
 Investment securities   2,164,108  2,034,788  2,323,052  1,946,944  1,820,949
 Loans, net of allowance 6,296,164  6,315,281  6,022,903  5,869,914  5,302,026
 Other earning assets       18,351     23,125     22,427     21,444     19,672
 Other assets              524,071    520,638    538,646    524,388    378,847
------------------------------------------------------------------------------
  Total Assets          $9,516,469 $9,451,813 $9,564,696 $9,011,637 $8,236,056
==============================================================================

 Deposits               $7,825,816 $7,863,948 $8,055,078 $7,619,842 $7,042,650
 Short-term borrowings     539,469    420,297    385,996    251,687    234,488
 Long-term debt              1,116      2,205      3,217      2,826      3,876
 Other liabilities         157,362    134,876    130,077    126,126     83,765
 Shareholders' Equity      992,706  1,030,487    990,328  1,011,156    871,277
------------------------------------------------------------------------------
  Total Liabilities and
   Shareholders' Equity $9,516,469 $9,451,813 $9,564,696 $9,011,637 $8,236,056
==============================================================================
Operating Results
 Interest income        $  643,806 $  640,622 $  663,631 $  631,119 $  587,216
 Interest expense          219,311    206,914    234,332    222,927    212,298
------------------------------------------------------------------------------
 Net interest income       424,495    433,708    429,299    408,192    374,918
 Provision for loan losses   9,428     14,190     20,800     17,177     17,734
 Noninterest income        118,030    136,604    116,775    103,552     98,450
 Noninterest expense       322,145    327,294    325,678    303,243    279,310
------------------------------------------------------------------------------
 Income before income tax  210,952    228,828    199,596    191,324    176,324
 Provision for income tax   68,921     77,968     69,434     66,479     59,983
------------------------------------------------------------------------------
 Net income             $  142,031 $  150,860 $  130,162 $  124,845 $  116,341
==============================================================================
 Dividends declared     $   69,233 $   67,745 $   61,244 $   53,751 $   47,905












     A five-year summary of selected financial data (Continued):
------------------------------------------------------------------------------
                            2000       1999       1998       1997       1996
------------------------------------------------------------------------------

Per Share of Common Stock

 Net income - Basic         $ 3.02     $ 3.02     $ 2.54     $ 2.47     $ 2.34
            - Diluted         3.01       3.00       2.53       2.45       2.32
 Dividends declared           1.48       1.36       1.20       1.05        .96
 Shareholders' equity        21.50      20.95      19.76      19.50      17.91
 Market price - Year-end     48.00      43.00      47.00      51.69      31.92
              - High         48.94      52.63      59.44      53.38      32.67
              - Low          29.00      40.50      39.69      30.83      25.50

Ratios

Earnings:
 Return on average assets     1.51%      1.59%      1.40%      1.44%      1.43%
 Return on average equity    14.36      14.64      12.81      13.10      13.38
 Net interest margin          4.96       5.08       5.13       5.20       5.06
Risk-based capital:
 Tier 1                      12.20      12.67      12.14      12.94      13.57
 Total capital               13.22      13.70      13.20      13.99      14.66
Capital strength:
 Tier 1 leverage              8.99       9.22       8.73       9.53       9.69
 Ratio of average equity
  to average assets          10.49      10.86      10.95      11.01      10.68
 Dividend payout ratio       49.01      45.03      47.24      42.59      41.24




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------
        (Dollars in thousands, except per share data)

     For the year ended December 31, 2000, First Virginia's earnings per share achieved a record high for the fourth consecutive year, equaling $3.01 compared to $3.00 in 1999. The return on average assets equaled 1.51% compared to 1.59% in 1999, and the return on average shareholders' equity was 14.36% compared to 14.64%. Net income for the year totaled $142.031 million compared to $150.860 million in 1999. Income in 2000 and 1999 included several nonrecurring gains; however, when these gains are excluded for both years, earnings per share increased 8% to $2.95 in 2000 compared to $2.73 in 1999. Excluding these gains, the return on average assets increased to 1.48% in 2000 compared to 1.45% in 1999, and the return on average shareholders' equity increased to 14.09% compared to 13.31%. Cash basis recurring income for the year equaled $151.764 million in 2000 compared to $149.399 million in 1999. Cash basis recurring income for the year produced a return on average tangible assets of 1.64% in 2000 and a return on average tangible shareholders' equity of 18.37%.



     First Virginia's philosophy of safety, profitability and growth, always in that order, places a high importance on maintaining a strong capital position and excellent asset quality. Accordingly, First Virginia is one of the strongest and most highly capitalized banks in the country. At the end of 2000, the corporation's capital significantly exceeded regulatory minimums. The equity-to-asset ratio was 10.43% compared to an average of 7.70% for banks in the corporation's peer group of banks. This strong capital position permitted the corporation to increase its dividend twice during the year to its current annualized rate of $1.52 per share. The corporation has increased the dividend twice per year for 19 consecutive years and has increased the dividend at least once per year for the past 24 years. In addition, the corporation purchased 3,074,200 shares of its stock in 2000 compared to 1,019,200 shares during 1999. Since 1993, the corporation has purchased an average of 1.9 million shares of its stock per year and has fewer shares outstanding at the end of 2000 than it had in 1988 despite numerous acquisitions and share issuances.
     Excellent asset quality continued to distinguish First Virginia in 2000 as the corporation maintained its history of achieving one of the lowest loan charge-off rates and nonperforming asset ratios among its peer group of financial institutions. Net loan charge-offs equaled just .14% of loans, compared to .16% of loans in 1999 and .32% in 1998, and were at their lowest rate since 1994. Nonperforming assets increased slightly from the record low achieved at the end of 1999, but still only equaled .34% of outstanding loans at December 31, 2000, compared to .31% at the end of 1999. Loans past due 90 days or more declined to .17% of outstanding loans at the end of 2000 compared to .19% at the end of 1999. The allowance for loan losses was 1.10% of year-end loans, unchanged from 1999, reflecting the excellent quality of the loan portfolio.
     Average loans increased 3% in 2000 to $6.379 billion and 4% in both 1999 and 1998. Although loan demand began to weaken in mid-2000, commercial loans increased an average of 8% during the year, a result of the corporation's continued efforts to be the bank of choice for all the businesses and consumers in its market area. The production of dealer automobile loans slowed in 2000 after several years of rapid growth. Total production was $1.444 billion in 2000 compared to $1.834 billion in 1999 and $1.509 billion in 1998.
     Average deposits declined 1% to $7.847 billion, continuing the long-term trend in consumers' moving their financial assets away from bank deposits and into other forms of investments such as mutual funds and equity investments. As in prior years, the growth that occurred was in lower-cost transaction accounts, which can be attributed to the corporation's extensive banking office network and electronic delivery systems such as the Internet and ATMs.
     Total assets increased 1% to $9.516 billion at December 31, 2000, maintaining First Virginia's position as the largest and oldest bank holding company headquartered in Virginia.















----------------------------------------------------------------------
Year Ended December 31                              2000   1999   1998
----------------------------------------------------------------------
Diluted net income per share - prior period        $3.00  $2.53  $2.45
----------------------------------------------------------------------
Net change during the year:
  Interest income                                    .03   (.28)   .41
  Interest expense                                  (.16)   .36   (.14)
  Provision for loan losses                          .06    .09   (.05)
  Gain on sale of mortgage servicing rights          .01     -    (.02)
  Gain on sale of branches                           .05     -     .01
  Gain on sale of credit card loans                 (.23)   .23     -
  Gain on demutualization of insurance policies     (.04)   .04     -
  Noninterest income                                 .04   (.02)   .18
  Noninterest expense                                 -    (.02)  (.28)
  Income taxes                                       .06    .01     -
  Decrease (increase) in average
    common shares outstanding                        .19    .06   (.03)
----------------------------------------------------------------------
Net increase during the period                       .01    .47    .08
----------------------------------------------------------------------
Diluted net income per share - current period      $3.01  $3.00  $2.53
======================================================================

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

-------------------------------------------------------------------------
                                                        2000
-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
-------------------------------------------------------------------------

ASSETS
Interest-earning assets:
Investment securities-available for sale:
  U.S. Government and its agencies         $  104,152   $  5,427     5.21%
  Other                                        10,151        540     5.32
Investment securities-held to maturity:
  U.S. Government & its agencies            1,505,413     87,677     5.82
  State, municipal and other (1)              320,369     18,954     5.92
                                           ---------------------
      Total investment securities           1,940,085    112,598     5.81
                                           ---------------------
Loans, net of unearned income: (2)
  Installment                               4,221,129    340,684     8.08
  Real estate                               1,120,414     84,742     7.56
  Commercial and other (1)                  1,037,884     88,704     8.56
                                           ---------------------
      Total loans                           6,379,427    514,130     8.06
                                           ---------------------
Loans held for sale                             2,988        262     8.77
Money market investments                      352,788     22,195     6.29
Other earning assets (1)                       19,511      1,351     6.92
                                           ---------------------
      Total earning assets and
         interest income                    8,694,799    650,536     7.48
                                                        --------
Noninterest-earning assets:
Cash and due from banks                       289,734
Premises and equipment                        153,755
Other                                         363,441
Allowance for loan losses                     (70,066)
                                           ----------
      Total Assets                         $9,431,663
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

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

-------------------------------------------------------------------------
                                                        2000
-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
-------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
  Interest checking                        $1,501,243   $  8,877     0.59%
  Money market accounts                       929,587     29,549     3.18
  Savings deposits                          1,038,889     15,650     1.51
  Consumer certificates of deposit          2,318,151    114,545     4.94
  Large denomination
    certificates of deposit                   469,372     25,402     5.41
                                           ---------------------
      Total interest-bearing deposits       6,257,242    194,023     3.10
Short-term borrowings                         462,764     25,122     5.43
Long-term debt                                  1,707        166     9.71
                                           ---------------------
      Total interest-bearing liabilities
        and interest expense                6,721,713    219,311     3.26
                                                        --------
Noninterest-bearing liabilities:
Demand deposits                             1,589,650
Other                                         131,065
Preferred shareholders' equity                    467
Common shareholders' equity                   988,768
                                           ----------
      Total Liabilities and
        Shareholders' Equity               $9,431,663
                                           ==========
Net interest income and
   net interest margin                                  $431,225     4.96%
                                                        ========




AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

-------------------------------------------------------------------------
                                                        1999
-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
-------------------------------------------------------------------------

ASSETS
Interest-earning assets:
Investment securities-available for sale:
  U.S. Government and its agencies         $   76,063   $  3,938     5.18%
  Other                                         6,869        338     4.93
Investment securities-held to maturity:
  U.S. Government & its agencies            1,739,337    100,165     5.76
  State, municipal and other (1)              345,038     20,548     5.95
                                           ---------------------
      Total investment securities           2,167,307    124,989     5.77
                                           ---------------------
Loans, net of unearned income:(2)
  Installment                               4,126,659    336,579     8.16
  Real estate                               1,115,877     92,136     8.26
  Commercial and other (1)                    957,277     78,119     8.18
                                           ---------------------
      Total loans                           6,199,813    506,834     8.17
                                           ---------------------
Loans held for sale                             8,748        738     8.43
Money market investments                      280,736     13,799     4.92
Other earning assets(1)                        22,964      1,577     6.87
                                           ---------------------
      Total earning assets and
         interest income                    8,679,568    647,937     7.47
                                                        --------
Noninterest-earning assets:
Cash and due from banks                       343,674
Premises and equipment                        158,019
Other                                         373,082
Allowance for loan losses                     (68,727)
                                           ----------
      Total Assets                         $9,485,616
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

AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

-------------------------------------------------------------------------
                                                        1999
-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
-------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
  Interest checking                        $1,480,078   $ 12,396     0.84%
  Money market accounts                       981,337     29,778     3.03
  Savings deposits                          1,126,918     18,551     1.65
  Consumer certificates of deposit          2,343,015    108,651     4.64
  Large denomination certificates of deposit  439,782     21,345     4.85
                                           ---------------------
      Total interest-bearing deposits       6,371,130    190,721     2.99
Short-term borrowings                         381,975     15,905     4.16
Long-term debt                                  2,755        288    10.45
                                           ---------------------
      Total interest-bearing liabilities
        and interest expense                6,755,860    206,914     3.06
                                                        --------
Noninterest-bearing liabilities:
Demand deposits                             1,579,752
Other                                         119,573
Preferred shareholders' equity                    502
Common shareholders' equity                 1,029,929
                                           ----------
      Total Liabilities and
        Shareholders' Equity               $9,485,616
                                           ==========
Net interest income and
   net interest margin                                  $441,023     5.08%
                                                        ========



AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

-------------------------------------------------------------------------
                                                        1998
-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
-------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Investment securities-available for sale:
  U.S. Government and its agencies         $   10,731   $    588     5.48%
  Other                                        10,383        296     2.85
Investment securities-held to maturity:
  U.S. Government & its agencies            1,765,227    106,483     6.03
  State, municipal and other (1)              174,737     11,928     6.83
                                           ---------------------
      Total investment securities           1,961,078    119,295     6.08
                                           ---------------------
Loans, net of unearned income:(2)
  Installment                               4,000,503    347,286     8.68
  Real estate                               1,066,779     93,850     8.80
  Commercial and other (1)                    900,793     78,259     8.71
                                           ---------------------
      Total loans                           5,968,075    519,395     8.70
                                           ---------------------
Loans held for sale                            17,969      1,502     8.36
Money market investments                      511,967     27,530     5.38
Other earning assets(1)                        21,982      1,512     6.88
                                           ---------------------
      Total earning assets and
         interest income                    8,481,071    669,234     7.89
                                                        --------
Noninterest-earning assets:
Cash and due from banks                       335,199
Premises and equipment                        162,580
Other                                         367,406
Allowance for loan losses                     (68,210)
                                           ----------
      Total Assets                         $9,278,046
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

-------------------------------------------------------------------------
                                                        1998
-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
-------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
  Interest checking                        $1,406,375   $ 19,272     1.37%
  Money market accounts                       886,224     30,003     3.39
  Savings deposits                          1,141,836     25,632     2.24
  Consumer certificates of deposit          2,450,375    121,574     4.96
  Large denomination
    certificates of deposit                   432,997     22,884     5.29
                                           ---------------------
      Total interest-bearing deposits       6,317,807    219,365     3.47
Short-term borrowings                         315,668     14,660     4.64
Long-term debt                                  3,370        307     9.11
                                           ---------------------
      Total interest-bearing liabilities
        and interest expense                6,636,845    234,332     3.53
                                                        --------
Noninterest-bearing liabilities:
Demand deposits                             1,499,935
Other                                         125,164
Preferred shareholders' equity                    549
Common shareholders' equity                 1,015,553
                                           ----------
      Total Liabilities and
        Shareholders' Equity               $9,278,046
                                           ==========
Net interest income and
   net interest margin                                  $434,902     5.13%
                                                        ========

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
---------------------------------------------------------------------
                                            2000 Compared to 1999
                                             Increase (Decrease)
                                              Due to Change in
---------------------------------------------------------------------
                                        Average    Average
                                        Volume      Rate       Total
---------------------------------------------------------------------
Interest income:

Investment securities-available for sale:
  U.S. Government and its agencies     $  1,455   $     34   $  1,489
  Other                                     162         40        202
Investment securities-held to maturity:
  U.S. Government and its agencies      (13,471)       983    (12,488)
  State, municipal and other*            (1,468)      (126)    (1,594)
---------------------------------------------------------------------
    Total investment securities         (13,322)       931    (12,391)
---------------------------------------------------------------------
Loans, net of unearned income:
  Installment                             7,705     (3,600)     4,105
  Real estate                               375     (7,769)    (7,394)
  Commercial and other*                   6,594      3,991     10,585
---------------------------------------------------------------------
    Total loans                          14,674     (7,378)     7,296
---------------------------------------------------------------------
Loans held for sale                        (486)        10       (476)
Money market investments                  3,542      4,854      8,396
Other earning assets*                      (237)        11       (226)
---------------------------------------------------------------------
    Total interest income                 4,171     (1,572)     2,599
---------------------------------------------------------------------
Interest expense:

Interest checking                           178     (3,697)    (3,519)
Money market accounts                    (1,568)     1,339       (229)
Savings deposits                         (1,452)    (1,449)    (2,901)
Consumer certificates of deposit         (1,154)     7,048      5,894
Large denomination CDs                    1,435      2,622      4,057
---------------------------------------------------------------------
    Total interest-bearing deposits      (2,561)     5,863      3,302
---------------------------------------------------------------------
Short-term borrowings                     3,361      5,856      9,217
Long-term debt                             (110)       (12)      (122)
---------------------------------------------------------------------
    Total interest expense                  690     11,707     12,397
---------------------------------------------------------------------
Net interest income                    $  3,481   $(13,279)  $ (9,798)
=====================================================================

 *Fully taxable-equivalent basis

  The increase or decrease due to a change in average volume has been determined by multiplying the change in average volume by the average rate during the preceding period, and the increase or decrease due to a change in average rate has been determined by multiplying the current average volume by the change in average rate.
EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
---------------------------------------------------------------------
                                            1999 Compared to 1998
                                             Increase (Decrease)
                                              Due to Change in
---------------------------------------------------------------------
                                        Average    Average
                                        Volume      Rate       Total
---------------------------------------------------------------------
Interest income:

Investment securities-available for sale:
  U.S. Government and its agencies     $  3,580   $   (230)  $  3,350
  Other                                    (100)       142         42
Investment securities-held to maturity:
  U.S. Government and
   its agencies                          (1,562)    (4,756)    (6,318)
  State, municipal and other*            11,625     (3,005)     8,620
---------------------------------------------------------------------
    Total investment securities          13,543     (7,849)     5,694
---------------------------------------------------------------------
Loans, net of unearned income:
  Installment                            10,952    (21,659)   (10,707)
  Real estate                             4,319     (6,033)    (1,714)
  Commercial and other*                   4,907     (5,047)      (140)
---------------------------------------------------------------------
    Total loans                          20,178    (32,739)   (12,561)
---------------------------------------------------------------------
Loans held for sale                        (771)         7       (764)
Money market investments                (12,434)    (1,297)   (13,731)
Other earning assets*                        68         (3)        65
---------------------------------------------------------------------
    Total interest income                20,584    (41,881)   (21,297)
---------------------------------------------------------------------
Interest expense:

Interest checking                         1,010     (7,886)    (6,876)
Money market accounts                     3,220     (3,445)      (225)
Savings deposits                           (335)    (6,746)    (7,081)
Consumer certificates of deposit         (5,327)    (7,596)   (12,923)
Large denomination CDs                      359     (1,898)    (1,539)
---------------------------------------------------------------------
    Total interest-bearing deposits      (1,073)   (27,571)   (28,644)
---------------------------------------------------------------------
Short-term borrowings                     3,079     (1,834)     1,245
Long-term debt                              (56)        37        (19)
---------------------------------------------------------------------
    Total interest expense                1,950    (29,368)   (27,418)
---------------------------------------------------------------------
Net interest income                    $ 18,634   $(12,513)  $  6,121
=====================================================================
 * Fully taxable-equivalent basis

  The increase or decrease due to a change in average volume has been determined by multiplying the change in average volume by the average rate during the preceding period, and the increase or decrease due to a change in average rate has been determined by multiplying the current average volume by the change in average rate.


STATEMENT OF INCOME
-------------------

NET INTEREST INCOME

     The table on pages 11 through 16 details the increase in earning assets, interest-bearing liabilities and demand deposits for the last three years, along with the related levels of fully taxable-equivalent interest income and expense. The variance in interest income and expense caused by differences in average balances and rates is shown on pages 17 and 18.
     The economy continued to grow in 2000, extending its record-long expansion. By the end of the year, however, signs were beginning to point to a possible slowdown in the expansion, and concerns that the economy was headed into a recession were surfacing. Throughout 1999 and into 2000, the Federal Reserve increased interest rates in a series of moves designed to slow the economy and remove any threat of inflation. The increase in interest rates had a slightly negative short-term impact on First Virginia's net interest margin because the corporation's asset and liability composition is marginally liability-sensitive.
     First Virginia maintains a very liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. Due to the nature of its deposit base, however, First Virginia will generally perform better in periods of higher interest rates than lower rates. First Virginia is relatively unaffected by absolute levels of interest rates since it attempts to balance its rate-sensitive assets and liabilities, although when rates are moving upward, it will have a period of time when liabilities reprice at a faster pace than assets. The increase in interest rates in 2000 and 1999 had a negative impact on the net interest margin, and it declined 12 basis points in 2000 to 4.96% and five basis points in 1999 to 5.08%. Also negatively impacting the net interest margin in 2000 was a more active share repurchase program that reduced funds available for investment. While the share repurchase program reduces the net interest margin, it increases earnings per share and the return on common equity and is a tax-efficient method of distributing excess equity to shareholders.

Net Interest Margin
(the higher, the better)
----------------------------------------
                                National
             First   Southern     Peer
           Virginia  Regionals   Group
----------------------------------------
2000          4.96%      4.03%     4.28%
1999          5.08       4.21      4.23
1998          5.13       4.27      4.42
1997          5.20       4.51      4.70
1996          5.06       4.44      4.53

Southern Regionals: Banking companies with assets over $2 billion (21 in
                    2000)
National Peer Group: Banking companies with assets of
                     between $5 and $10 billion (23 in 2000)

Source: Keefe, Bruyette & Woods





     First Virginia relies almost entirely on its branch network to supply it with a relatively low-cost source of funds, and it has no purchased funds and does not need to hedge its position with derivative securities of any kind. This has produced one of the highest net interest margins among the country's largest banks on a consistent basis.
     The yield on earning assets increased one basis point during 2000 to 7.48%, following a 42-basis-point decline in 1999. The yield on money market instruments, which most closely follows the general interest rate market, rose 137 basis points to 6.29%. The yield on the investment portfolio increased four basis points to 5.81% as rates on maturing instruments closely matched the rates on new instruments. The yield on the loan portfolio declined 11 basis points in 2000 to 8.06%. The yield on installment loans dropped eight basis points to 8.08%; this was a result of the sale of the relatively high-yielding credit card loan portfolio in the first quarter of 1999 and the growth in automobile loans and home equity loans with their significantly lower interest rates. These lower rates on installment loans, however, are offset by lower net charge-offs and operating expenses compared to credit card loans and on a net basis produce higher returns for the corporation. The yield on commercial loans, which increased 38 basis points to 8.56%, tends to follow the general interest rate market since many of these loans have interest rates tied to the corporation's prime lending rate or Libor. Also negatively impacting the net interest margin in late 1999 and early 2000 was a buildup in cash and lower-yielding money market instruments as the corporation built extra liquidity to provide for potential Y2K-related customer withdrawals. These withdrawals did not occur and the funds were redeployed into loans and investment securities in early 2000.
     The cost of funds increased 20 basis points in 2000 to 3.26% after dropping 47 basis points in 1999. Interest rates on interest checking deposits declined 25 basis points to .59% after dropping 53 basis points in 1999 because of reduced competitive pressure. The cost of money market accounts rose 15 basis points in 2000 after dropping 36 basis points in 1999 in reaction to the general rise in interest rates. Consumer savings deposits followed the same general pattern as interest checking deposits and dropped 14 basis points during 2000 compared to a 59 basis point drop in 1999. The cost of consumer certificates of deposit rose 30 basis points to 4.94% in 2000 as competition for this source of deposit accelerated in 2000 with yields on new instruments approaching 6.75% at midyear before trending down late in the year. The cost of large denomination certificates, which tend to have relatively short maturity periods and therefore track the movement of the general interest rate market, rose 56 basis points in 2000 to 5.41%. Similarly, the cost of short-term borrowings, comprised of repurchase agreements and commercial paper with customers using First Virginia's cash management programs, rose 127 basis points to 5.43% in 2000. These funds are priced to produce a positive spread based on the rates the corporation receives on its own short-term money market investments.

PROVISION FOR LOAN LOSSES

     The provision for loan losses declined 34% in 2000 following a 32% decline in 1999. The 2000 decline, due to a combination of factors including an 8% decline in actual net charge-offs, was primarily the consequence of a decline in outstanding loans. This is in direct contrast to 1999, when the decline in the provision for loan losses was due entirely to a reduction in actual loan charge-offs, which were down 48% and partially offset by a 5% increase in outstanding loans. The large decline in net charge-offs in 1999 was caused by the sale of the corporation's credit card portfolio in late 1998 and early 1999 and by a general improvement in loan quality and reduction in charge-offs in other loan categories. This favorable charge-off trend continued in 2000 with the net charge-off rates for indirect automobiles declining three basis points to .20% and other consumer loans by seven basis points to .14%. Real estate loans and commercial loans experienced slight increases in net charge-offs but from a relatively small base. Overall, the net charge-off rate declined two basis points to .14% after dropping in half in 1999 to .16%.
     The corporation has a lower risk exposure to charge-offs than many banks because most of its loans are made in small amounts to consumers and are generally well secured by assets such as automobiles or real estate. These loans also have regular monthly repayment schedules, and their average duration is substantially less than their stated lives. The balance of the corporation's loans are made primarily to small- and medium-sized businesses in the corporation's trade area and are well secured. The corporation does not have any international, syndicated, national or highly leveraged credits, nor does it have any concentration of credit in any one industry that exposes the loan portfolio to adverse risk. While approximately 52% of the corporation's loan portfolio is comprised of automobile-sector loans, the vast majority of these loans are for relatively small amounts to consumers, have regular monthly payment schedules and are of the highest quality so that the risk of exposure is very limited. The corporation has avoided the subprime segment of both the automobile and home equity loan markets.

NONINTEREST INCOME

     Noninterest income declined 14% to $118.030 million in 2000 after increasing 17% in 1999. If the impact of nonrecurring income items is excluded from both years, then noninterest income increased 3% in 2000 and 9% in 1999. First Virginia receives approximately 21% of its gross income from noninterest sources, primarily from service charges on deposit accounts, electronic banking service fees and asset management fees.
     Income from service charges increased 5% in 2000 following increases of 20% and 11% in 1999 and 1998, respectively. In 2000, the increase was largely a result of an $857 thousand increase in fees from two sources: business deposit accounts from national customers with multi-locations, such as food stores, convenience stores and retailers, and from businesses using the corporation's cash management services. The increases in 1999 and 1998 were largely attributable to the value-based pricing the corporation instituted in late 1998, which increased fees from consumer transaction accounts.
     Income from electronic banking services, primarily ATM and debit card fees, renewed its pace of growth to 19% in 2000 after declining 3% in 1999 and growing rapidly in the preceding two years. The growth in 2000 came from the introduction late in the second quarter of the Visa CheckCard, which was very well received by customers and produced $2.9 million in additional fee income. In prior years, increases in income in this category were primarily attributable to increases in fee income from the corporation's ATM network, especially fees charged noncustomers for using the corporation's ATMs.
     Insurance income declined 10% in 2000 after slowing to a 3% growth rate in 1999 and 12% in 1998. The decline in home equity and automobile lending in 2000 reduced insurance commissions from the sale of credit life insurance, and the decline in mortgage lending in 2000 was responsible for a decline in sales of title insurance. The corporation continued to limit its direct mail and telemarketing efforts in response to national concerns over privacy issues. Commission income from the sale of insurance products to businesses increased 54% in 2000, a result of the continued emphasis on building customer relationships. Sales of annuities increased 10% in 2000, following a tripling in 1999, as the corporation increased the number of registered representatives selling annuities and mutual fund products.


     Income from trust and asset management services continued to increase at a rapid pace, growing 13% in 2000 and 1999 and 9% in 1998. Fees from employee trust management, such as pension funds and 401(k) plans, increased 19% in 2000 with the upgrade of the corporation's internet-based 401(k) product.
     In late 1998, the corporation determined that its credit card activities no longer met its strategic objectives and desired returns. As a result, it sold the remainder of its credit card loan portfolio and merchant processing business to companies with national concerns that can provide a better value for its customers and greater income to First Virginia. In the fourth quarter of 1998, a portion of the credit card portfolio was sold at a gain of $1.364 million, and the balance of the portfolio and the merchant business was sold in 1999 at a gain of $17.899 million. Ongoing income from credit card activities was almost eliminated by the end of the second quarter of 1999, and gross income from this area declined 56% to $5.439 million in 1999 and was immaterial in 2000.
     Other income in 2000 included a gain of $3.134 million from the sale of six small and slower-growth banking offices in Virginia, Maryland and Tennessee. There were no sales of this type in 1999; however, 1998 included a gain of $2.081 million from the sale of seven offices in Maryland. 2000 income also included a gain of $1.098 million from the sale of the remainder of the corporation's mortgage banking activities when the corporation made a strategic withdrawal from this line of business in the second quarter of 2000 and began offering mortgage loans through its website. 1999 income included $3.247 million in gains from the demutualization of an insurance company in which the corporation owns life insurance policies on the lives of some of its officers.
     The corporation recognized gains of $.198 million in 2000, $.852 million in 1999, and $1.007 million in 1998 from the sale of equity securities. The corporation's policy is to hold virtually all of its fixed-income securities to maturity, and it generally does not have income from this source except for some bonds called by the issuer prior to the maturity date.

NONINTEREST EXPENSE

     Noninterest expenses declined 2% in 2000 after increasing only 1/2% in 1999. The primary factors behind the decline in noninterest expenses were the disposition of the credit card division in 1999, the closure or sale of 24 branches and the discontinuation of the mortgage banking unit in 2000. However, lower net interest income in 2000 kept the efficiency ratio unchanged in 2000 compared to 1999 at 56.3%, despite the reduction in overall expenses.

Efficiency Ratio
(the lower, the better)
----------------------------------------
                                National
             First   Southern     Peer
           Virginia  Regionals   Group
----------------------------------------
 2000         56.3%      58.9%     58.1%
 1999         56.3       58.2      58.3
 1998         57.0       58.2      57.5
 1997         56.7       58.4      58.3
 1996         57.0       59.0      59.2



     Salaries and employee benefits increased at a pace less than the inflation rate in both 2000 and 1999, advancing only 2% and 1%, respectively. Salaries rose 4% as the tight job market increased the overall level of wages higher than the general inflation rate. Employee health insurance increased 31% to $10.762 million after several years of relatively small increases, mostly the result of increases in prescription drug costs. Pension expense declined $1.573 million to a slight net credit because the increase in equity security values over the past several years has increased the corporation's pension fund assets. Stock option related benefits rose $160 thousand to $636 thousand due to a 12% increase in the corporation's stock price.
     Equipment expense increased 4% in 2000, a lesser pace than the 8% rate in 1999 and 12% in 1998 when the corporation made its Y2K preparations. Occupancy expenses increased 3% in both 2000 and 1999. The 2000 increase was primarily the result of a 13% increase in maintenance expense and a 4% increase in utility expense.
     With the disposition of the credit card division in late 1998 and early 1999, there were no credit card processing fees in 2000 after a decline of 45% in 1999. Amortization of intangibles declined slightly in 2000 after increasing in the prior three years, the result of an acquisition accounted for under the purchase method of accounting and the acquisition of 12 branches in 1998 and 1999 from other banking organizations at a premium. Three banking offices were purchased at a premium in 2000; however, the amortization of deposit intangibles added as a result of that acquisition was less than other intangible assets that became fully amortized.
     Other noninterest expenses declined 9% in 2000, following a 3% increase in 1999. Legal and professional fees declined $3.047 million due to lower legal fees for routine lawsuits and a decline in consultants' fees related to Year 2000 conversion work and to the corporation's changes in service charges on deposit accounts implemented in late 1998. Advertising expense, which peaked in 1998 when the corporation increased advertising in order to take advantage of the acquisition of competitors in Virginia and Maryland by out-of-state organizations, declined 9% in 2000. Telecommunications expense increased at a 3% rate in 2000 after dropping 9% in 1999 when the corporation improved the efficiency of its telephone network.

PROVISION FOR INCOME TAXES

     Income tax expense in 2000 declined 12% to $68.921 million, primarily the result of an 8% decline in pretax income. 1999 gross income was higher because of a $17.899 million gain on the sale of the corporation's credit card division and a $3.247 million gain on benefits received from the demutualization of an insurance company in which the corporation held life insurance policies on its officers. The effective tax rate declined in 2000 to 32.7% from 34.1% in 1999 and 34.8% in 1998. The decline in the effective tax rate in 2000 was caused in part by a recapitalization of a subsidiary company in 2000, which allowed the corporation to benefit from some state tax net operating losses accumulated in prior years and which will also reduce future years' state taxes. In addition, greater investments in low income housing partnerships generating federal tax credits, higher investments in tax-exempt securities and the recognition of other deferred tax assets also contributed to a reduction in the effective tax rate. The 1999 decline in the effective tax rate was primarily related to declines in taxable income caused by an almost doubling of the tax-exempt securities portion of the corporation's investment portfolio in 1999. It is anticipated that the corporation will return to its long-term trend of gradually reducing tax-exempt securities as a percentage of its investment portfolio and that the effective tax rate will rise back to the 33-34% range in 2001.


BALANCE SHEET
-------------

     First Virginia's loan portfolio is its primary earning asset, generating approximately 67% of the corporation's gross income. Nearly all earning assets are funded from deposits originated through the corporation's network of banking offices or from capital. Other sources of funding include customer repurchase agreements and commercial paper originated from business customers who utilize the corporation's cash management products, which are functionally equivalent to deposits. The corporation does not fund any of its earning assets from "purchased" deposits or other nondeposit funding sources, nor does it sell or securitize any of its earning assets. The corporation's objective is to invest 70-85% of its total deposits and short-term borrowings in loans. In 2000, the loan to funding liabilities rate was 77%, an increase from the 74% funding rate achieved in 1999. This increase was due to a 3% rate of growth for average loans and a slight decline in average funding liabilities.
     The table below shows the average balances of the various categories of earning assets as a percentage of total earning assets for the years indicated.

---------------------------------------------------------------------
December 31                     2000    1999    1998    1997    1996
---------------------------------------------------------------------
Loans                           73.41%  71.53%  70.58%  71.95%  68.95%
Securities                      22.31   24.97   23.12   22.93   26.55
Money market investments         4.06    3.23    6.04    4.85    4.30
Other earning assets              .22     .27     .26     .27     .20
---------------------------------------------------------------------
Total                          100.00% 100.00% 100.00% 100.00% 100.00%
=====================================================================

LOANS

     Average loans grew 3% in 2000 following 4% growth rates in both 1999 and 1998. While average loans grew during 2000, consumer loan demand slowed significantly, particularly in the second half of the year, after a strong year for consumer lending in 1999. As a result, by December 31, 2000, actual loans were down slightly to $6.366 billion compared to $6.385 billion at the end of 1999. In late 1998 and early 1999, the corporation made the strategic decision to exit the credit card business and sold all of its loan portfolio in this area.
     The largest component of First Virginia's loan portfolio is automobile related, particularly loans originated through automobile dealerships. The corporation is a full service provider to the automobile dealership community and makes loans to consumers to finance their purchase of automobiles and loans to dealers to finance their inventory of automobiles and, to a lesser extent, their facilities. As the corporation has exploited this expertise over the past six years, the percentage of loans that are automobile related increased from 38% of the loan portfolio at the end of 1994, to 52% at the end of 2000. As a result of the economic slowdown, the demand for dealer automobile loans declined during 2000, and new loan originations declined by 21% compared to 1999. The weakness in auto sales prompted many of the automobile manufacturers to offer low-rate financing through their automobile finance subsidiaries, further exacerbating the weakness in new loan volume. However, outstanding automobile loans only declined 1% at the end of 2000, following increases of 16% in 1999 and 11% in 1998. The corporation has consolidated all of its automotive-related lending under one company, which permits it to maximize its service capabilities and take full advantage of new technology. After opening several new sales offices in the preceding three years, the corporation did not open any in 2000, but it remains committed to a strategy of gradually expanding its market, primarily in the Southeastern and Mid-Atlantic regions.
     First Virginia concentrates on the highest quality automobile loans, primarily "A" and "B" credits. Most of these loans are made to consumers and are secured by new cars with a maximum term of 66 months. The loan portfolio's high quality means net charge-offs are significantly below industry averages, and servicing and funding costs are among the lowest in the industry, giving the corporation a competitive advantage. First Virginia uses an experienced loan reviewer in underwriting each loan in these local loan production offices and does not rely on credit-scoring models. This allows the corporation to give highly personal service and quick approval to the dealer originating the loan. Once made, the loans are serviced centrally to ensure consistency and quality of collection at the lowest cost.
     The corporation also makes loans directly to dealers to finance their sales inventory (floor plan loans), which are fully secured by specific automobiles. Average floor plan loans rose 18% in 2000 following a 4% rise in 1999. Outstanding floor plan loans increased in 2000 after a more modest increase in 1999 when automobile dealers could not obtain inventory quickly enough to keep pace with sales. The slowdown in sales by the end of 2000 allowed dealers to rebuild their inventories from the depleted levels of 1999. The corporation does not make leases in its own name but offers automobile dealers a leasing product through an unaffiliated partner who bears the entire risk of the transaction in return for a fee for our origination activity. Although income from this source was relatively immaterial in 2000 and 1999, it remains part of the corporation's total service approach to the dealer community. First Virginia is committed to being a full financial-services provider to the automobile market, regardless of swings in the economic cycle, and it devotes its primary lending resources to this area.
     Home equity loans are the second largest component of the corporation's consumer lending portfolio, comprising approximately 12% of outstanding loans at the end of 2000. These loans have declined steadily over the last several years, dropping 11% in 2000 and 7% in 1999, as strong home sales and refinance activity in 1998 and early 1999 induced consumers to pay off and consolidate both their existing home equity loans and other consumer credit debts into new first mortgage loans at cheaper rates. While this refinance activity slowed in mid-1999, outstanding loans still continued to decline because first trust mortgage loans still offered more attractive refinance terms. In the first quarter of 2000, the corporation closed the offices of First General Mortgage Company, its home equity lending subsidiary. It had operated in areas where the corporation did not have a banking presence, and the possibility of cross-selling additional services and building total customer relationships was impractical. First Virginia pursues the highest quality home equity loans with low loan-to-value ratios that enable the corporation to show a nominal net charge-off rate. These loans are originated through the corporation's banking offices.
     Residential real estate loans comprise approximately 11% of total loans. This category declined 4% in 2000 and 2% in 1999 after a 12% increase in 1998 when the corporation expanded its 15-year mortgage loan portfolio. The corporation originates all of its own real estate loans through its banking offices primarily in the form of 15-year, fixed-rate real estate loans that have many of the characteristics of a home equity loan. The corporation's real estate loan portfolio has not been as subject to early prepayment as some banks' portfolios because it limits itself primarily to 15-year, fixed-rate loans. These loans do not contain the same prepayments risk as adjustable-rate mortgages or mortgages with longer contractual lives that are likely to be refinanced when interest rates decline.


                                    LOANS

----------------------------------------------------------------------------
December 31              2000       1999       1998       1997       1996
----------------------------------------------------------------------------

Consumer:
 Automobile           $3,169,269 $3,214,659 $2,771,579 $2,494,879 $2,205,770
 Home equity, fixed-
  and variable-rate      743,542    831,952    898,748  1,063,861    995,357
 Revolving credit loans,
  including credit cards  31,907     28,505    136,445    201,779    214,446
 Other                   170,482    184,930    210,080    254,913    177,466
Commercial               954,925    852,140    824,475    775,241    674,560
Construction and
  land development       181,575    151,776    121,338    120,276    115,071
Real estate:
 Commercial mortgage     432,053    409,590    401,330    376,753    339,954
 Residential mortgage
  (Excluding loans
   held for sale)        682,711    711,848    729,220    650,276    642,143
----------------------------------------------------------------------------
Total loans, net of
 unearned income      $6,366,464 $6,385,400 $6,093,215 $5,937,978 $5,364,787
============================================================================

     Average commercial loans increased 8% in 2000 and 6% in 1999. The corporation has been emphasizing this loan category over the last several years, stressing the relationship nature of its program, and it has been successful in cross-selling its cash management, insurance and asset management services. The corporation makes its loans to small- and medium-sized businesses in the communities served by its affiliate banks, including loans to government contractors, high-tech companies, hospitals, churches and country clubs. These loans are typically in amounts between $1 to $5 million, generally with a maximum amount of $15 million. The corporation originates all of its own loans to businesses headquartered within its market footprint and does not participate in loans with other organizations nor in nationally syndicated credits.
     Although construction loans increased 20% in 2000 and 25% in 1999, they still comprise a relatively small 3% of total loans outstanding at December 31, 2000. The corporation makes construction loans primarily for residential development projects or commercial office space that is built for the borrowers own use, and it does not lend for speculative, unleased properties. Commercial real estate loans increased 5% in 2000 and 2% in 1999. The corporation's commercial real estate loans are mostly made for owner-use properties, generally carrying floating or adjustable-interest rates.

INVESTMENT SECURITIES

     The corporation has classified virtually all of its investment portfolio as held to maturity because it has both the ability and the intention to hold these securities to their stated maturity. Approximately 5% of the portfolio is classified as available for sale, either to provide additional liquidity in certain circumstances or because the special nature of the securities requires that they be classified as available for sale. The corporation has constructed its portfolio in a "laddered" approach so an approximately equal amount matures each month. This supplies liquidity to fund loan growth and provides for a natural hedge against changes in interest rates. The corporation generally does not invest in mortgage-backed securities, collateralized mortgage obligations, structured notes or other types of derivative securities.
     Average outstanding securities declined by 10% in 2000 following an 11% increase in 1999. Most of the decline in outstanding investment securities began to occur in the second half of 1999 when the corporation, experiencing strong loan demand and modest deposit growth, allowed the investment portfolio to mature to fund the loan growth. In addition, in the second half of 1999, the corporation began to build liquidity for potential Y2K-related deposit withdrawals caused by consumer concerns with the millennium-created computer problems. Accordingly, minimal reinvestment of securities in the second half of 1999 occurred. In January 2000, when it became apparent that there were no computer difficulties and deposit withdrawals did not occur, the corporation resumed its normal program of investments. Coupled with a moderation in loan demand during 2000, additional funds were placed in the investment portfolio leading to an increase in average outstanding balances in the second half of the year. Since rates on maturing securities were similar to rates on newly acquired securities, the yield in the portfolio increased a modest four basis points in 2000 to 5.81%.
     The corporation places primary importance on safety and liquidity in its investment portfolio. Accordingly, the majority of the portfolio is invested in U.S. Government and agency securities with maximum lives of approximately five years. At the end of 2000, the 25-month average term of these securities was less than the 34-month average term at the end of 1999 and 1998. Because of the callable nature of some of these securities, the actual duration of the portfolio may be slightly less than the average term. At December 31, 2000, U.S. Government and agency securities comprised 85% of the securities portfolio compared to 82% at the end of 1999. A higher percentage of new securities was placed in U.S. Government and agency securities in 2000 compared to 1999 when a flight to quality in late 1998, caused by an international bond collapse in Asia and Russia, led to greater investments in tax-exempt municipal securities whose rates were more attractive relative to those offered by U.S. Government and agency securities. Over the past several years, a greater proportion of new securities have been placed in U.S. Government agency securities and less in U.S. Treasury securities. This is due to the lower yields available on U.S. Treasury securities and the lack of availability of these securities in certain maturity ranges, a direct consequence of the elimination of the federal deficit and the reduction in the federal debt. This trend is expected to continue over the next several years as the federal debt continues to be paid down and the supply of U.S. Government Notes and Bonds is reduced.

MONEY MARKET INVESTMENTS

     Money market investments, consisting primarily of federal funds sold and securities repurchase agreements, are generally governed by the size of normally anticipated deposit swings and loan demand. In 2000, average money market investments increased 26% to $352.788 million after declining 45% in 1999 when loan demand was stronger. The 2000 increase was caused in part by a reduction in loan demand, particularly in the second half of the year when the economy began to slow its rate of growth. However, the increase was caused primarily by an increase in average available investable funds, a consequence of reductions in cash held in the corporation's banking offices. In early 2000, a program was implemented to reduce the level of actual currency and coin held in the corporation's banking offices to take advantage of declines in required regulatory reserves, a consequence of programs implemented in the preceding three years. This program of cash management reduced average cash balances on hand by approximately $43 million. In 1998, money market investments had increased 33% as a decline in interest rates and a flat-to-inverted yield curve made these investments relatively more attractive.

DEPOSITS

     Average deposits declined 1% in 2000 to $7.847 billion after increasing a modest 2% in 1999. Impacting the slight decline in 2000 was the sale of six banking offices with $39.756 million in deposits and the consolidation of 18 offices into other nearby First Virginia offices. These closed or sold offices were located in slower-growth markets, near other First Virginia offices or were isolated in markets where First Virginia could not gain a major market presence. Because the corporation's objective is to be in the first, second or third market share position in the markets it serves, it regularly reviews each of its offices for profitability and future growth potential. If these goals cannot be achieved, then the office will be considered for disposition.
     The corporation offers a variety of accounts that appeal to different target groups. The FirstVantage Plus account, which offers an attractive array of services to the high-balance customer, was enhanced in 1998 and has grown substantially in the past three years. Other accounts, appealing more to the typical mid-balance customer, provide relationship linkages that avoid service charges. The corporation's extensive branch office network creates a strong retail focus, resulting in a higher percentage of customers' maintaining balances in transaction accounts compared to other banks. In 2000, 39% of the corporation's average deposits were comprised of demand and interest checking accounts, up slightly from the 38% and 37% these accounts comprised of total deposits in the preceding two years.


Average Deposits
----------------------------------------------------------------------------
(Millions of Dollars)                               2000     1999      1998
----------------------------------------------------------------------------
Noninterest-Bearing                                $1,590   $1,580    $1,500
Interest Checking                                   1,501    1,480     1,406
Money Market                                          930      981       886
Savings                                             1,039    1,127     1,142
Consumer CDs                                        2,318    2,343     2,450
Large Denomination CDs                                469      440       433
----------------------------------------------------------------------------
Total Deposits                                     $7,847   $7,951    $7,817
============================================================================

     Average demand deposits and interest checking accounts rose 1% in 2000 following a 5% increase in 1999. The corporation's extensive branch network is responsible for the greater mix of lower-cost transaction accounts and permits the corporation to maintain one of the lowest cost of funds among the 50 largest banks in the country. Average money market accounts declined 5% to $929.587 million in 2000, after rising 11% in 1999 and 20% in 1998. These increases are attributed to several years of effort to increase this category by offering interest rates slightly higher than competing banks. An increase in the overall level of interest rates in 2000 caused money market mutual funds and other banks to increase rates, reducing some of the competitive advantage and attractiveness of the corporation's accounts. This general increase in interest rates also made the corporation's regular savings accounts relatively less attractive and average balances declined 8% to $1.039 billion following several years of stable to slightly declining balances.
     The Federal Reserve increased interest rates three times during 2000, following three earlier increases in 1999, in an effort to slow down the surging economy and reduce the risk of inflation. This caused the corporation's overall cost of funds to increase by 20 basis points in 2000 to 3.26% following a 47-basis-point decline in 1999. This general increase in interest rates created a great deal of competition for funds among banks, particularly in the consumer certificate of deposit category where rates on several of these instruments increased to the upper 6% range in mid-2000 before moderating somewhat at year-end. As a consequence, the corporation's cost of funds in this area rose 30 basis points in 2000 to 4.94%, following a decline in 1999. Despite the increase in rates, average balances in this category declined 1% to $2.318 billion following a 4% decline in 1999. Most of this decline occurred early in the year, and by year-end this category was once again growing in outstanding balances, fueled by concerns about the slowing economy, higher interest rates for these certificates and a general weakening in the stock market, which induced consumers to seek the certificates' safety and attractive yield. Large denomination certificates of deposit increased 7% to $469.372 million. The cost of funds for this category increased at a more rapid pace than consumer certificates and rose by 56 basis points after dropping 44 basis points in 1999. Most of these instruments come from the corporation's core consumer customers and from state and political jurisdictions that maintain other relationships with the corporation. Because they are generally for a much shorter average duration, their cost moves more quickly in response to changes in interest rates. The corporation does not purchase brokered deposits nor does it solicit deposits outside of its primary market areas.
     Maturity ranges for certificates of deposit with balances of $100,000 or more on December 31, 2000, were:

----------------------------------------------------------------------------
Maturity Ranges                                                       Amount
----------------------------------------------------------------------------
One month or less                                                   $ 57,940
After one through three months                                        80,785
After three through six months                                        95,887
After six through twelve months                                       97,645
Over twelve months                                                   167,780
----------------------------------------------------------------------------
   Total                                                            $500,037
============================================================================

OTHER INTEREST-BEARING LIABILITIES

     Short-term borrowings consist primarily of securities sold by the affiliate banks with an agreement to repurchase them on the following business day and commercial paper issued by the parent company. These short-term obligations are issued principally as a convenience to commercial customers in connection with the corporation's cash management services. Average short-term borrowings from these sources increased by 21% in 2000 and from 21% to 24% in each of the preceding three years. These increases are a result of the corporation's success in increasing the number of commercial customers utilizing its sophisticated cash management services, including Treasury Workstation for larger businesses and Business Express, an internet product introduced in 2000 for small- and medium-sized businesses.
     Long-term debt is comprised of capitalized lease obligations on branch office facilities that are not subject to prepayment and an equipment note for the purchase of the corporation's mainframe computer.

SHAREHOLDERS' EQUITY

     First Virginia has historically been one of the most highly capitalized banking companies in the nation, a reflection of its principles of safety, profitability and growth, in that order. The ratio of total capital to total assets declined to 10.43% at the end of 2000 following a 55-basis-point rise in 1999 to 10.90%. This decline in the equity-to-asset ratio, due in part to an increase in total assets, was primarily the result of an increased share repurchase program in 2000 that caused a 4% reduction in total capital. These ratios are significantly higher than the 7.70% capital-to-assets ratio maintained by banks in the corporation's peer group of $5 to $10-billion asset-sized banks. Despite the decline in total capital, book value per share, aided by the corporation's share repurchase program, increased 3% in 2000 to $21.50, following a 6% increase in 1999.

Return on Total Average Equity
(the higher, the better)
---------------------------------------
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
---------------------------------------
 2000        14.36%     14.63%    17.43%
 1999        14.64      15.15     15.86
 1998        12.81      14.40     14.32
 1997        13.10      15.75     16.03
 1996        13.38      14.79     14.06

     During 2000, the corporation purchased 3,074,200 shares of its stock at a total cost of $113.217 million, following the 1,019,200 shares purchased in 1999 at a total cost of $43.969 million. The corporation's Board of Directors approved a six million share repurchase program in 1999 and there were 2,124,600 shares eligible for repurchase at the end of 2000. Since 1993, several plans to repurchase the corporation's common stock have been approved, and the corporation has purchased an average of 1.9 million shares per year. In the course of its repurchase programs, the corporation has employed the use of equity put warrants and accelerated share repurchase contracts.
     First Virginia and its affiliate banks are required to comply with capital adequacy standards established by the Federal Reserve and the FDIC. Because of the high level of capital and the conservative nature of its assets, the corporation exceeded the additional regulatory risk-based capital requirements by wide margins. The Tier 1 risk-based capital ratio declined 47 basis points in 2000 to 12.20%, the result of a decline in equity caused by the corporation's share repurchase program. This followed an increase of 53 basis points to 12.67% in 1999 when the level of share repurchase activity was lower. The Total Capital Ratio declined by 48 basis points in 2000 to 13.22% for the same reason, while the leverage ratio declined 23 basis points to 8.99%. Each of the corporation's individual banks maintains capital ratios well in excess of regulatory minimums, and all qualify as "well capitalized" banks, allowing them the lowest FDIC premium rate and freedom to operate without restrictions from regulatory bodies.

Asset Quality
-------------

     The corporation has a number of policies, reviewed regularly by senior management, to ensure that the risk in lending and investment activities is minimal, while the profit is consistent with the exposure to risk. Each affiliate bank's internal loan monitoring system also provides a detailed monthly report of production, delinquencies, and nonperforming and potential problem loans. This careful monitoring has resulted in a consistent record of low delinquencies and charge-offs, as well as few nonperforming loans in relation to the entire loan portfolio.
     The corporation has no foreign, nationally syndicated or highly leveraged transaction loans, and loans are only made within the trade areas of the affiliated banks or in surrounding states where the corporation maintains loan production offices generating high quality consumer installment loans. Loans are generally not participated with nor purchased from banks outside of the First Virginia affiliated group. In addition, participations among banks within the First Virginia group must first be shared with the corporation's lead bank, where a second comprehensive loan review is performed. Approximately 75% of the corporation's loans are made to consumers and are normally secured by personal or real property.
     First Virginia has no significant concentrations of credit to a single industry or borrower, and its loans are spread throughout its market area. The corporation's legal lending limit to any one borrower is approximately $112 million; however, it generally limits its loans to any one borrower and related interests to $15 million. In special cases, the corporation may exceed its internal guideline.
     One of the corporation's specialty loan areas is the automobile finance area, and loans are made to consumers, both directly through the corporation's branch network and indirectly through automobile dealerships. Roughly half of the total loan portfolio is comprised of consumer automobile loans, but because loan amounts are relatively small and spread across many individual borrowers, the risk of major charge-offs is minimized. The corporation's automobile loans consist primarily of the highest quality loans, commonly referred to in the industry as "A" and "B" quality loans. These loans contain substantially fewer risk characteristics than lower quality "C" and "D" subprime loans and have lower delinquencies, charge-offs and collection costs. During periods of economic weakness, subprime loan categories tend to generate very high delinquencies and charge-offs, while the high-quality loans the corporation specializes in experience only modestly higher delinquencies and charge-offs. The corporation also makes loans directly to high-quality automobile dealers to finance their inventories.

NONPERFORMING ASSETS

     Nonperforming assets increased $2.025 million to $21.864 million as of December 31, 2000, compared to $19.839 million at the end of 1999. As a percentage of total loans and real estate acquired by foreclosure, nonperforming assets increased three basis points to .34% when compared to the previous year's record low of .31%. Despite the slight increase in 2000, the ratio of nonperforming assets has been generally trending downward since 1990 and has consistently been much lower than the average for similar sized banks in the corporation's national and regional peer groups. There were no concentrations of foreclosed real estate or nonaccruing loans in any specific geographic location or type of property, and the majority of nonperforming assets were comprised of smaller-balance loans to consumers.



Nonperforming Assets Ratio
(the lower, the better)
---------------------------------------
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
---------------------------------------
 2000         0.34%      0.65%     0.57%
 1999         0.31       0.51      0.48
 1998         0.36       0.51      0.54
 1997         0.44       0.55      0.62
 1996         0.48       0.56      0.54


     The table below shows the total of nonperforming assets at the end of each of the past five years. Experience has shown that actual losses on nonperforming assets are only a small percentage of such assets. The corporation expects to recover virtually all of its nonperforming assets, many with full interest. Included in the allowance for loan losses is an allocation of $.966 million to provide for probable losses on nonaccruing and impaired loans.

----------------------------------------------------------------------------
December 31                        2000     1999     1998     1997     1996
----------------------------------------------------------------------------
Nonaccruing loans                $14,954  $14,507  $14,654  $16,281  $14,906
Restructured loans                 1,814    1,829    2,441    4,861    5,537
Properties acquired
 by foreclosure                    5,096    3,503    4,695    5,282    5,140
----------------------------------------------------------------------------
Total                            $21,864  $19,839  $21,790  $26,424  $25,583
============================================================================
Percentage of total loans and
 foreclosed real estate              .34%     .31%      36%     .44%     .48%
Loans 90 days past due
 and still accruing interest     $11,111  $12,401  $17,162  $14,734  $ 8,919
Percentage of total loans            .17%     .19%     .29%     .25%     .17%
============================================================================

     Loans past due 90 days or more declined at the end of 2000 by $1.290 million to $11.111 million or .17% of total loans as compared to $12.401 million and .19% of total loans at the end of 1999. The corporation's delinquency ratio is significantly below industry averages and reflects the high overall quality of the corporation's loan portfolio.
     Loans are classified as nonaccrual when full collectibility of principal or interest is in doubt; when repossession, foreclosure or bankruptcy proceedings are initiated; or when other legal actions are taken. Installment loans are generally placed in a nonaccrual status when payments are delinquent 120 days. All other loans are generally placed in nonaccrual status when they are 90 days delinquent. Loans may be classified as nonaccrual sooner if specific conditions so indicate. A nonaccrual loan may be restored to an accruing status when principal and interest are no longer past due and future collection of principal and interest are not in doubt.
     Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. At the end of 2000, loans of this type that are not included in the above table of nonperforming and past due loans amounted to approximately $51.239 million. The majority of these loans represent commercial or property-related loans. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be reclassified as nonperforming or impaired loans in the future.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level management believes is adequate to absorb inherent losses in the loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. Due to the homogeneous nature of a large percentage of the corporation's outstanding loans, a significant portion of the allowance is not determined by individual loan reviews. Rather, the adequacy of the allowance and related provision for loan losses are evaluated by management based on the value of underlying collateral, economic conditions and unique marketplace factors that might affect the collectibility of the loans. As a result, these judgments involve an inherently higher degree of uncertainty. Historical results and loss experience may not reflect this risk to the extent it might currently exist. For other portions of the corporation's loan portfolio, management assesses the adequacy of the allowance based on a review of individual loans and commitments where internal credit evaluations result in ratings that are below standards adopted and periodically updated by the corporation. Other risk factors taken into account include recent loss experience in specific loan categories, underwriting standards and changes in credit quality, and changes in volumes or concentrations of credit risk.

Reserve Coverage Ratio
(the higher, the better)
---------------------------------------
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
---------------------------------------
 2000          419%       250%      282%
 1999          429        308       359
 1998          411        377       338
 1997          322        359       307
 1996          307        364       326

Net Charge-Off Ratio
(the lower, the better)
---------------------------------------
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
---------------------------------------
 2000         0.14%      0.32%     0.31%
 1999         0.16       0.28      0.26
 1998         0.32       0.29      0.29
 1997         0.31       0.30      0.29
 1996         0.25       0.29      0.27


     In the case of construction, commercial and commercial real estate loans, loans are reviewed and rated at least annually, and trends in the total portfolio are examined for potential deterioration in overall quality. Each loan in excess of $25,000 is examined individually and a specific allocation determined if full collectibility is in doubt. This component of the overall allowance is relatively small and totaled $3.337 million at the end of 2000, including $.966 million for loans classified as impaired. Loans specifically reviewed comprise 25% of the total loan portfolio, and the allocated allowance for these loans represented approximately 5% of the total allowance for loan losses.
     The remainder of the allowance is unallocated and provides for the 75% of the loan portfolio that is comprised of small, homogeneous loans to consumers and uncertainties such as adverse economic conditions. No specific allocation of the allowance is made for individual loans in this category. Instead, these loans are divided into various groups with similar characteristics and evaluated collectively. These loans tend to be for relatively short durations of three to seven years and are generally secured by automobiles or residential real estate and have fairly consistent charge-off experience.
     Net charge-offs declined slightly in 2000 to .14% of average loans as compared to .16% in 1999 and .32% in 1998. The decline from 1998 to 1999 was primarily attributable to the sale of the corporation's credit card portfolio, which had the highest charge-off rate of the major loan categories. The allowance for loan losses remained unchanged at 1.10% of total loans at December 31, 2000, as compared to the end of 1999 since asset quality was relatively unchanged.
     An analysis of the activity in the allowance for loan losses for each of the last five years is presented in the table on the following page.



































Allowance for Loan Losses
--------------------------------------------------------------------------
December 31                     2000     1999     1998     1997     1996
--------------------------------------------------------------------------

Balance at beginning of year   $70,119  $70,312  $68,064  $62,761  $57,922
Provision charged to
 operating expense               9,428   14,190   20,800   17,177   17,734
Increase attributable
 to acquisitions                   -        -        679    5,551      -
Reserve on loans sold              -     (4,323)     -        -        -
--------------------------------------------------------------------------
    Total balance before
       Charge-offs              79,547   80,179   89,543   85,489   75,656
--------------------------------------------------------------------------
Charge-offs:
  Indirect automobile            7,894    8,654    9,743    7,706    5,539
  Other consumer (including      3,241    4,663   13,238   12,315   10,031
   credit cards)
  Real estate                      518      188      215      113      176
  Commercial and other           1,138      679      384    1,412      865
--------------------------------------------------------------------------
    Total charge-offs           12,791   14,184   23,580   21,546   16,611
--------------------------------------------------------------------------
Recoveries:
  Indirect automobile            1,938    2,145    2,034    1,581    1,595
  Other consumer (including      1,521    1,891    2,198    1,934    1,634
   credit cards)
  Real estate                       28       29       47      242        1
  Commercial and other              57       59       70      364      486
--------------------------------------------------------------------------
    Total recoveries             3,544    4,124    4,349    4,121    3,716
--------------------------------------------------------------------------
 Net charge-offs                 9,247   10,060   19,231   17,425   12,895
--------------------------------------------------------------------------
Balance at end of year         $70,300  $70,119  $70,312  $68,064  $62,761
==========================================================================

Net loan losses (recoveries) to
 average loans:
  Indirect automobile              .20%     .23%     .32%     .29%     .22%
  Other consumer (including        .14      .21      .69      .64      .51
   credit cards)
  Real estate                      .04      .01      .02     (.01)     .02
  Commercial and other             .10      .06      .03      .12      .05
Total loans                        .14      .16      .32      .31      .25

Allowance for loan losses
  to year-end loans               1.10%    1.10%    1.15%    1.15%    1.17%
==========================================================================









LIQUIDITY AND SENSITIVITY TO INTEREST RATES
-------------------------------------------

     The primary functions of asset/liability management are to ensure adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities. Interest-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Liquidity management involves the ability to meet the cash flow requirements of the corporation's loan and deposit customers. Interest-rate-sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The corporation does not hedge its position with swaps, options or futures but instead maintains a highly liquid and short-term position in substantially all of its earning assets and interest-bearing liabilities.
     One of the primary ways the corporation meets its liquidity needs is by scheduling the maturity of its investment securities so that approximately an equal amount will mature each month. The weighted-average life of the securities portfolio at the end of 2000 was 25 months, down from 34 months at the end of 1999. Because the corporation views its securities portfolio primarily as a source of liquidity and safety, it does not necessarily react to changes in the yield curve in an attempt to enhance its yield. Accordingly, the average life of the portfolio is typically between two and three years as the corporation maintains a constant approach to its portfolio and invests primarily in U.S. Government and agency securities with a life generally no greater than five years. Municipal securities are also generally limited to lives of no more than five years, but availability and other factors mean they are occasionally purchased in serial issues with longer lives.
     A cash reserve consisting primarily of overnight investments is also maintained by the parent company to meet any contingencies and to provide additional capital, if needed, to the affiliate banks.
     Most of the corporation's loans are fixed-rate installment loans to consumers and mortgage loans with maturities longer than the deposits by which they are funded. A degree of interest-rate risk is incurred if the interest rate on deposits should rise before the loans mature. However, the substantial liquidity provided by the monthly repayments on these loans can be reinvested at higher rates that largely reduce the interest-rate risk. Home equity lines of credit have adjustable rates that are tied to the prime rate. The majority of the loans not in the installment or mortgage categories have maturities of less than one year or have floating rates that may be adjusted periodically to reflect current market rates. These loans are summarized in the table on the following page.
















Maturity ranges and interest-rate sensitivity
-----------------------------------------------------------------------------
                                               Between      After
                                    One Year   One And      Five
                                    or Less    Five Years   Years     Total
-----------------------------------------------------------------------------

Commercial                        $  442,325 $  339,280 $  173,320 $  954,925
Construction and
   land development                   69,513     84,732     27,330    181,575
-----------------------------------------------------------------------------
Total                             $  511,838 $  424,012 $  200,650 $1,136,500
=============================================================================

Fixed-rate loans                             $  358,507 $  113,771 $  472,278
Floating-rate loans                              65,505     86,879    152,384
-----------------------------------------------------------------------------
Total                                        $  424,012 $  200,650 $  624,662
=============================================================================


     First Virginia's Asset/Liability Committee is responsible for reviewing the corporation's liquidity requirements and maximizing the corporation's net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Liquidity requirements are reviewed in detail for each of the corporation's affiliate banks; however, overall asset/liability management is performed on a consolidated basis to achieve a consistent and coordinated approach.
     One of the tools the corporation uses to determine its interest-rate risk is gap analysis. Gap analysis attempts to examine the volume of interest-rate-sensitive assets minus interest-rate-sensitive liabilities. The difference between the two is the interest-sensitivity gap, and it indicates how future changes in interest rates may affect net interest income. Regardless of whether interest rates are expected to increase or decrease, the objective is to maintain a gap position that will minimize any changes in net interest income. A negative gap exists when the corporation has more interest-sensitive liabilities maturing within a certain time period than interest-sensitive assets. Under this scenario, if interest rates were to increase it would tend to reduce net interest income.
     At December 31, 2000, the corporation was liability sensitive in the short term (under six months) by approximately 26% of earning assets, which declines to 18% in 12 months. Technically, the corporation may reprice interest checking, savings and insured money markets at any time and, accordingly, they have been classified in the 1-30 day sensitivity category in the following table. However, the degree and frequency of movement is more limited in practice, and they are much less sensitive than contractually possible. The table on the following page shows the corporation's interest-sensitivity position at December 31, 2000.











INTEREST-SENSITIVITY ANALYSIS
--------------------------------------------------------------------------
                                    1 to 30-Day  1 to 90-Day  1 to 180-Day
                                    Sensitivity  Sensitivity  Sensitivity
--------------------------------------------------------------------------
Earning assets:
  Loans, net of unearned income     $   977,773  $ 1,390,064  $ 1,935,849
  Investment securities                 267,525      355,002      501,709
  Money market investments              190,443      190,443      190,443
  Other earning assets                      -            -            -
--------------------------------------------------------------------------
      Total earning assets            1,435,741    1,935,509    2,628,001
--------------------------------------------------------------------------
Funding sources:
  Noninterest-bearing
    demand deposits                         -            -            -
  Interest checking                   1,524,943    1,524,943    1,524,943
  Money market accounts                 874,421      874,421      874,421
  Savings deposits                      983,781      983,781      983,781
  Consumer certificates of deposit      190,851      443,811      780,601
  Large denomination certificates
    of deposit                           57,940      138,725      234,612
  Short-term borrowings                 539,469      539,469      539,469
  Long-term debt                            -            -            -
  Other funding sources                     -            -            -
--------------------------------------------------------------------------
      Total funding sources           4,171,405    4,505,150    4,937,827
--------------------------------------------------------------------------
Interest-sensitivity gap            $(2,735,664) $(2,569,641) $(2,309,826)
==========================================================================

Interest-sensitivity gap as a
  percentage of earning assets           (31.30)%     (29.40)%     (26.43)%

Ratio of interest-sensitive assets
  to interest-sensitive liabilities         .34x         .43x         .53x
==========================================================================


INTEREST-SENSITIVITY ANALYSIS (Continued)
--------------------------------------------------------------------------
                                                   Beyond One
                                    1 to 365-Day    Year or
                                     Sensitivity  Nonsensitive    Total
--------------------------------------------------------------------------
Earning assets:
  Loans, net of unearned income     $ 2,950,311   $3,416,519   $6,366,830
  Investment securities                 738,139    1,425,969    2,164,108
  Money market investments              190,443          -        190,443
  Other earning assets                      -         18,351       18,351
--------------------------------------------------------------------------
      Total earning assets            3,878,893    4,860,839    8,739,732
--------------------------------------------------------------------------
Funding sources:
  Noninterest-bearing
    demand deposits                         -      1,618,901    1,618,901
  Interest checking                   1,524,943          -      1,524,943
  Money market accounts                 874,421          -        874,421
  Savings deposits                      983,781          -        983,781
  Consumer certificates of deposit    1,173,290    1,150,443    2,323,733
  Large denomination certificates
    of deposit                          332,257      167,780      500,037
  Short-term borrowings                 539,469          -        539,469
  Long-term debt                            -          1,116        1,116
  Other funding sources                     -        373,331      373,331
--------------------------------------------------------------------------
      Total funding sources           5,428,161    3,311,571    8,739,732
--------------------------------------------------------------------------
Interest-sensitivity gap            $(1,549,268)  $1,549,268   $      -
==========================================================================

Interest-sensitivity gap as a
  percentage of earning assets           (17.73)%      17.73%        0.00%
Ratio of interest-sensitive assets
  to interest-sensitive liabilities         .71x        1.47x        1.00x
==========================================================================

     First Virginia also uses simulation analysis to monitor and manage interest-rate sensitivity. Under this analysis, changes in interest rates and volumes are used to test the sensitivity of First Virginia's net interest income. Simulation analysis uses a more dynamic version of the information shown in the preceding table that includes adjustments for the expected timing and magnitude of changes in assets and liabilities. These adjustments take into account that interest rates on individual asset and liability categories may change at a different pace from their contractual rate. A large part of First Virginia's loans and deposits come from its retail base, and they do not automatically reprice on a contractual basis in reaction to changes in interest rates. While First Virginia's liability sensitivity in the short term indicates that an increase in interest rates may negatively affect short-term net interest income, management would likely take actions to minimize its exposure to negative results and within a relatively short period of time make adjustments so that net interest income would not be materially impacted. For example, the corporation's net interest margin has averaged 5.16% over the past ten years, and prior to this year's result of 4.96%, the corporation exceeded 5.00% every year since 1978, despite wide changes in interest rates. At the same time, the corporation has been able to maintain adequate liquidity to provide for changes in loan and deposit demands.
     Using shock analysis of a hypothetical, immediate increase in all interest rates of 200 basis points and comparing that to the anticipated interest-rate environment over the next 12 months also indicates that net interest income would decrease by 10%, while an immediate and hypothetical decrease in rates of 200 basis points would increase net interest income by 4%. Such an immediate change in all rates would be highly unlikely in management's opinion. The corporation's dynamic simulation modeling takes into account the effects such changes may have on overall economic activity, the reaction of individual categories of assets and liabilities, and the impact that different management actions may have on net interest income. Accordingly, First Virginia has not experienced the volatility its interest-sensitive gap position or shock analysis may indicate.
     Over time, or under stable interest rate conditions, net interest income will tend to be greater at higher interest rate levels. This is due to the large proportion of low-cost core deposits such as demand, interest checking, savings and money market accounts comprising the corporation's funding sources, which can be invested in relatively higher-yielding loans and investments.

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

Quarterly Results
-----------------

     The results of operations for the first three quarters of 2000 have been analyzed in quarterly reports to shareholders. The results of operations for each of the quarters during the two years ended December 31, 2000, are summarized in the table on pages 42 and 43. The results of operations for the fourth quarter are highlighted below.
     Earnings per share of $.82 in the fourth quarter of 2000 represented a 17% improvement compared to the $.70 earned in the fourth quarter of 1999. The return on average assets increased to 1.61% compared to 1.46% in the prior year's fourth quarter, and the return on average shareholders' equity increased to 15.50% compared to 13.31%. Net income for the fourth quarter of 2000 included nonrecurring after-tax gains on the sale of five branch offices totaling $1.981 million. Earnings per share, excluding the nonrecurring income in the 2000 fourth quarter, equaled $.78 per share, an 11% increase compared to the $.70 earned in 1999. Excluding the nonrecurring 2000 gain, the return on average assets increased to 1.53% in the 2000 fourth quarter compared to 1.46% in 1999, and the return on average shareholders' equity was 14.69% compared to 13.31%. Cash basis recurring income, which excludes both the effects of intangible assets and their related amortization and nonrecurring income items, equaled $39.349 million in the fourth quarter compared to $37.728 million in the prior year's fourth quarter. Cash basis recurring income produced a return on average tangible assets of 1.69% in the fourth quarter and a return on average tangible shareholders' equity of 19.12%, compared to 1.61% and 17.30%, respectively, in the 1999 fourth quarter.
     Average loans declined slightly in the fourth quarter to $6.341 billion compared to $6.357 billion during the third quarter and $6.364 billion during the prior year's fourth quarter. Growth in average commercial loans continued to be strong, increasing at an annualized pace over the third quarter of 16%. However, demand for consumer loans, primarily automobile and home equity loans, continued to weaken during the fourth quarter, causing a decline in average consumer loans at an annualized rate of 5% compared to the third quarter, accounting for the slight decline in average total loans. Average deposits declined 2% to $7.794 billion compared to the third quarter largely due to the sale of five branch offices during the quarter. The net interest margin declined seven basis points to 4.88% during the fourth quarter compared to the 4.95% achieved in the third quarter. Despite the decline, the corporation's net interest margin remains among the highest of any of the 50 largest banks in the country.
     Noninterest income increased 18% in the fourth quarter compared to the prior year. Excluding a $3.134 million nonrecurring gain on the sale of five branch offices in the 2000 fourth quarter, noninterest income increased at a 6% rate to $29.344 million compared to $27.571 million in 1999. Service charges on deposit accounts increased at a 9% pace, aided by an increase in income from internet-based accounts and higher service charge income on commercial accounts. Electronic banking service fees increased 44% compared to the prior year's fourth quarter, the direct result of the introduction of the corporation's new Visa CheckCard, which produced $1.348 million in fee income and is continuing to grow very rapidly. Trust and asset management fees rose 7% compared to the prior year's fourth quarter.
     Noninterest expense increased less than 1% compared to the prior year's fourth quarter. Most categories of expense were relatively stable compared to both the fourth quarter of 1999 and the third quarter of 2000.
























QUARTERLY RESULTS

----------------------------------------------------------------------
                                           2000 Quarter Ended
----------------------------------------------------------------------
                                 Dec. 31  Sept. 30   June 30   Mar. 31
----------------------------------------------------------------------
Condensed Statements of Income

Interest and fees on loans      $128,928  $129,266  $127,410  $125,974
Income from securities            28,405    26,780    26,146    27,353
Other interest income              6,740     7,092     5,964     3,748
----------------------------------------------------------------------
 Total interest income           164,073   163,138   159,520   157,075
----------------------------------------------------------------------
Interest on deposits              51,454    50,022    46,813    45,734
Interest on borrowed funds         7,617     6,870     5,825     4,976
----------------------------------------------------------------------
 Total interest expense           59,071    56,892    52,638    50,710
----------------------------------------------------------------------
Net interest income              105,002   106,246   106,882   106,365
Provision for loan losses          2,761     1,225     3,135     2,307
Noninterest income                32,478    30,019    28,568    26,965
Noninterest expense               82,705    80,508    79,640    79,292
Provision for income taxes        13,989    19,198    18,196    17,538
----------------------------------------------------------------------
Net income                      $ 38,025  $ 35,334  $ 34,479  $ 34,193
======================================================================
Net income per share
  Basic                         $    .82  $    .76  $    .73  $    .70
  Diluted                            .82       .76       .73       .70

Average Quarterly Balances (in millions):

 Securities                      $ 1,973   $ 1,900   $ 1,895   $ 1,992
 Loans                             6,341     6,357     6,425     6,395
 Total earning assets              8,724     8,687     8,713     8,655
 Total assets                      9,446     9,407     9,444     9,429

 Demand deposits                   1,598     1,610     1,602     1,549
 Interest-bearing deposits         6,196     6,225     6,293     6,316
 Total deposits                    7,794     7,835     7,895     7,865
 Total shareholders' equity          981       966       986     1,021

Key Ratios

 Yield on earning assets            7.57%     7.56%     7.43%     7.37%
 Cost of funds                      3.50      3.37      3.15      3.03
 Net interest margin                4.88      4.95      5.00      5.02

 Return on average assets           1.61      1.50      1.46      1.45
 Return on average equity          15.50     14.63     13.99     13.39

QUARTERLY RESULTS

----------------------------------------------------------------------
                                           1999 Quarter Ended
----------------------------------------------------------------------
                                 Dec. 31  Sept. 30   June 30   Mar. 31
----------------------------------------------------------------------
Condensed Statements of Income

Interest and fees on loans      $128,555  $126,730  $123,908  $125,540
Income from securities            28,938    30,653    31,506    29,417
Other interest income              3,124     2,506     4,169     5,576
----------------------------------------------------------------------
 Total interest income           160,617   159,889   159,583   160,533
----------------------------------------------------------------------
Interest on deposits              46,689    46,405    47,525    50,102
Interest on borrowed funds         4,886     4,092     3,591     3,624
----------------------------------------------------------------------
 Total interest expense           51,575    50,497    51,116    53,726
----------------------------------------------------------------------
Net interest income              109,042   109,392   108,467   106,807
Provision for loan losses          2,623     3,178     4,433     3,956
Noninterest income                27,571    33,371    28,810    46,852
Noninterest expense               82,308    82,417    80,638    81,931
Provision for income taxes        16,975    19,539    17,966    23,488
----------------------------------------------------------------------
Net income                      $ 34,707  $ 37,629  $ 34,240  $ 44,284
======================================================================
Net income per share
  Basic                         $    .70  $    .75  $    .68  $    .88
  Diluted                            .70       .75       .68       .88

Average Quarterly Balances (in millions):

 Securities                     $  2,093  $  2,211  $  2,270  $  2,095
 Loans                             6,364     6,262     6,091     6,079
 Total earning assets              8,685     8,669     8,711     8,652
 Total assets                      9,524     9,460     9,505     9,452

 Demand deposits                   1,588     1,594     1,599     1,538
 Interest-bearing deposits         6,345     6,328     6,387     6,426
 Total deposits                    7,933     7,922     7,986     7,964
 Total shareholders' equity        1,043     1,045     1,030     1,002

Key Ratios

 Yield on earning assets            7.45%     7.43%     7.42%     7.56%
 Cost of funds                      3.02      2.99      3.04      3.21
 Net interest margin                5.09      5.12      5.07      5.04

 Return on average assets           1.46      1.59      1.44      1.87
 Return on average equity          13.31     14.40     13.29     17.67


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------
        (In thousands, except per share data)

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------
December 31                                             2000          1999
----------------------------------------------------------------------------

ASSETS
Cash and due from banks                             $  322,966    $  441,825

Money market investments                               190,443       110,598
----------------------------------------------------------------------------
Total cash and cash equivalents - Note 3               513,409       552,423
----------------------------------------------------------------------------
Loans held for sale                                        366         5,558
Investment securities-available for sale - Note 4      110,989       116,401
Investment securities-held to maturity (fair
   values-$2,045,431-2000 and
   $1,876,571-1999)- Note 4                          2,053,119     1,918,387
Loans, net of unearned income - Note 5               6,366,464     6,385,400
Allowance for loan losses - Note 6                     (70,300)      (70,119)
----------------------------------------------------------------------------
Net loans                                            6,296,164     6,315,281
----------------------------------------------------------------------------
Other earning assets                                    18,351        23,125
Premises and equipment - Note 7                        150,323       156,171
Intangible assets - Note 8                             157,777       170,358
Accrued income and other assets                        215,971       194,109
----------------------------------------------------------------------------
   Total Assets                                     $9,516,469    $9,451,813
============================================================================


CONSOLIDATED BALANCE SHEETS (Continued)

--------------------------------------------------------------------------
December 31                                           2000          1999
--------------------------------------------------------------------------

LIABILITIES
Deposits:
Noninterest-bearing                               $1,618,901    $1,546,794
Interest-bearing:
   Interest checking                               1,524,943     1,516,246
   Money market accounts                             874,421       953,224
   Savings deposits                                  983,781     1,064,799
   Consumer certificates of deposit                2,323,733     2,314,245
   Large denomination certificates
      of deposit                                     500,037       468,640
--------------------------------------------------------------------------
Total deposits                                     7,825,816     7,863,948
--------------------------------------------------------------------------
Short-term borrowings - Note 9                       539,469       420,297
Long-term debt                                         1,116         2,205
Accrued interest and other liabilities               157,362       134,876
--------------------------------------------------------------------------
Total Liabilities                                  8,523,763     8,421,326
--------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $10 par value (authorized
   3,000 shares; outstanding 45 shares -
   2000 and 49 shares - 1999) - Note 10                  451           485
Common stock, $1 par value (authorized
   175,000 shares; outstanding 46,163 shares -
   2000 and 49,162 shares - 1999) - Note 10           46,143        49,162
Capital surplus                                          612           -
Retained earnings                                    945,241       982,357
Accumulated other comprehensive income (loss)            259        (1,517)
 --------------------------------------------------------------------------
   Total Shareholders' Equity                        992,706     1,030,487
--------------------------------------------------------------------------
   Total Liabilities and Shareholders' Equity     $9,516,469    $9,451,813
==========================================================================


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------
Year Ended December 31                           2000       1999       1998
 -----------------------------------------------------------------------------

Interest income:
   Loans                                       $511,316   $503,995   $516,766
   Loans held for sale                              262        738      1,503
   Investment securities-available for sale       5,967      4,276        883
   Investment securities-held to maturity       102,717    116,238    115,439
   Money market investments                      22,195     13,799     27,530
   Other earning assets                           1,349      1,576      1,510
 -----------------------------------------------------------------------------
Total interest income                           643,806    640,622    663,631
 -----------------------------------------------------------------------------

Interest expense:
   Deposits                                     194,023    190,721    219,365
   Short-term borrowings                         25,122     15,905     14,660
   Long-term debt                                   166        288        307
 -----------------------------------------------------------------------------
Total interest expense                          219,311    206,914    234,332
 -----------------------------------------------------------------------------
Net interest income                             424,495    433,708    429,299
Provision for loan losses - Note 6                9,428     14,190     20,800
 -----------------------------------------------------------------------------
Net interest income after provision
 for loan losses                                415,067    419,518    408,499
 -----------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF INCOME (Continued)

-----------------------------------------------------------------------------
Year Ended December 31                           2000       1999       1998
 -----------------------------------------------------------------------------

Net interest income after provision
 for loan losses                               $415,067   $419,518   $408,499
 -----------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts           59,408     56,334     47,078
   Electronic banking service fees               13,746     11,561     11,962

   Trust and asset management fees               13,069     11,552     10,192
   Credit card service charges and fees             -        5,439     12,235
   Insurance premiums and commissions             6,674      7,413      7,191

   Other customer services                       15,964     14,190     14,116
   Other                                          8,971     11,364     12,994
   Gain on sale of credit card operations           -       17,899        -
   Securities gains - Note 4                        198        852      1,007
 -----------------------------------------------------------------------------
Total noninterest income                        118,030    136,604    116,775
 -----------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee
    benefits - Notes 11 and 12                  186,213    182,345    180,163
   Occupancy                                     26,405     25,588     24,870
   Equipment                                     32,784     31,470     29,218
   Advertising                                    6,222      6,855      8,863
   Credit card processing fees                      -        4,912      8,884
   Amortization of intangibles                   14,974     15,048     14,624
   Other                                         55,547     61,076     59,056
 -----------------------------------------------------------------------------
Total noninterest expense                       322,145    327,294    325,678
 -----------------------------------------------------------------------------
Income before income taxes                      210,952    228,828    199,596
Provision for income taxes - Note 13             68,921     77,968     69,434
 -----------------------------------------------------------------------------
NET INCOME                                     $142,031   $150,860   $130,162
 =============================================================================

Net income per share of common stock - Note 14
   Basic                                       $   3.02   $   3.02   $   2.54
   Diluted                                         3.01       3.00       2.53

Average shares of common stock outstanding - Note 14
   Basic                                         47,065     49,979     51,233
   Diluted                                       47,257     50,238     51,529


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------
                                                            Accumu-
                                                             lated
                                                             Other
                                                             Compre-  Total
                           Pre-                             hensive  Share-
                          ferred   Common  Capital Retained Income  holders'
                           Stock    Stock  Surplus Earnings  (Loss)  Equity
------------------------------------------------------------------------------
Balance January 1, 1998   $  583 $51,817 $ 92,971 $865,785 $   -   $1,011,156
Comprehensive income:
   Net income                                      130,162            130,162
   Unrealized gains on
    securities available for
    sale, net of tax of $873                                 1,607      1,607
   Reclassification for gains
    realized in net income,
    net of tax of $(330)                                      (614)      (614)
                                                                    ----------
Total comprehensive income                                            131,155
Conversion of preferred
  to common stock            (49)     11       38                         -
Issuance of shares for
  stock options                       47      850                         897
Common stock purchased
  and retired                     (1,781) (89,855)                    (91,636)
Dividends declared:
  Preferred stock                                      (35)               (35)
  Common stock
     $1.20 per share                               (61,209)           (61,209)
------------------------------------------------------------------------------
Balance December 31, 1998    534  50,094    4,004  934,703     993    990,328
------------------------------------------------------------------------------
Comprehensive income:
   Net income                                      150,860            150,860
   Unrealized losses on
    securities available
    for sale, net of tax
    of $(1,075)                                             (1,971)    (1,971)
   Reclassification for gains
    realized in net income,
    net of tax of $(290)                                      (539)      (539)
                                                                    ----------
Total comprehensive income                                            148,350
Conversion of preferred
  to common stock            (35)      8       27                         -
Issuance of shares for
  stock options                       94    4,226                       4,320
Preferred stock retired      (14)             (26)                        (40)
Common stock purchased
  and retired                     (1,034)  (8,231) (35,461)           (44,726)
Dividends declared:
  Preferred stock                                      (33)               (33)
  Common stock $1.36 per share                     (67,712)           (67,712)
------------------------------------------------------------------------------
Balance December 31, 1999 $  485 $49,162 $    -   $982,357 $(1,517)$1,030,487
==============================================================================


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
------------------------------------------------------------------------------
                                                            Accumu-
                                                             lated
                                                             Other
                                                             Compre-  Total
                           Pre-                             hensive  Share-
                          ferred   Common  Capital Retained Income  holders'
                           Stock    Stock  Surplus Earnings  (Loss)  Equity
------------------------------------------------------------------------------
Balance December 31, 1999 $  485 $49,162 $    -   $982,357 $(1,517)$1,030,487
Comprehensive income:
   Net income                                      142,031            142,031
   Unrealized gains on
    securities available
    for sale, net of tax
    of $1,065                                                1,899      1,899
   Reclassification for gains
    realized in net income,
    net of tax of $(67)                                       (123)      (123)
                                                                    ----------
Total comprehensive income                                            143,807
Conversion of preferred
  to common stock            (34)      6       28                         -
Issuance of shares for
  stock options                       70    1,756                       1,826
Common stock purchased
  and retired                     (3,095)  (1,172)(109,914)          (114,181)
Dividends declared:
  Preferred stock                                      (31)               (31)
  Common stock
     $1.48 per share                               (69,202)           (69,202)
------------------------------------------------------------------------------
Balance December 31, 2000 $  451 $46,143 $    612 $945,241 $   259 $  992,706
==============================================================================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------
Year Ended December 31                           2000       1999       1998
-----------------------------------------------------------------------------
Operating activities

Net income                                     $142,031   $150,860   $130,162
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation of premises and equipment        13,975     13,390     13,842
   Gain on sale of premises and equipment        (5,061)      (131)    (2,438)
   Provision for loan losses                      9,428     14,190     20,800
   Amortization of investment
      securities premiums                         5,393      9,969      5,656
    Accretion of investment
      securities discounts                       (1,427)    (1,502)    (3,568)
    Net decrease in loans held for
      sale                                        5,192      9,179      4,216
    Gain on sale of securities                     (198)      (852)    (1,007)
    Amortization of goodwill and other
      intangible assets                          14,974     15,048     14,624
    Deferred income taxes                        (4,443)    (5,543)    (1,672)
   (Increase) decrease in prepaid expenses        1,356       (414)    (9,883)
    Increase in interest receivable              (5,419)      (679)      (944)
    Increase (decrease) in interest payable       8,856     (3,080)      (134)
    Increase in other accrued expenses            3,346      1,068      5,443
-----------------------------------------------------------------------------
Net cash provided by operating activities       188,003    201,503    175,097
-----------------------------------------------------------------------------
Investing activities

Proceeds from the sale of available
  for sale securities                             7,440      1,988      2,641
Proceeds from the maturity of held
  to maturity securities                      1,187,707  1,072,881  3,099,834
Purchase of available for sale securities           -     (101,482)   (12,853)
Purchase of held to maturity securities      (1,325,461)  (696,613)(3,457,337)
Net (increase) decrease in loans                  9,689   (306,567)  (173,790)
Purchases of premises and equipment             (10,707)   (12,600)   (15,977)
Sales of premises and equipment                   7,642      3,950      6,675
Intangible assets acquired                       (2,203)      (711)   (22,948)
Other                                               696     11,454     (7,884)
-----------------------------------------------------------------------------
Net cash used for investing activities         (125,197)   (27,700)  (581,639)
-----------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

-----------------------------------------------------------------------------
Year Ended December 31                           2000       1999       1998
-----------------------------------------------------------------------------
Financing activities

Net (decrease) increase in deposits           $ (38,132) $(191,130) $ 435,236
Net increase in short-term borrowings           119,172     34,301    134,309
Principal payments on long-term debt             (1,089)    (1,012)      (937)
Proceeds from long-term debt                        -          -        1,328
Common stock purchased and retired             (114,181)   (44,726)   (91,636)
Proceeds from issuance of common stock            1,826      4,320        897
Cash dividends paid                             (69,416)   (66,064)   (59,718)
-----------------------------------------------------------------------------
Net cash (used for) provided
  by financing activities                      (101,820)  (264,311)   419,479
-----------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                              (39,014)   (90,508)    12,937
Cash and cash equivalents at
  beginning of year                             552,423    642,931    629,994
-----------------------------------------------------------------------------
Cash and cash equivalents at end of year       $513,409   $552,423   $642,931
=============================================================================
Cash paid for:
     Interest                                  $210,455   $209,995   $234,466
     Income taxes                                68,584     78,752     72,485
=============================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(Dollars in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     First Virginia Banks, Inc. and its subsidiaries (the corporation) provide banking and bank-related services primarily in Virginia, Maryland and Tennessee. The accounting and reporting policies of the corporation conform with generally accepted accounting principles and prevailing industry practices, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A description of the significant accounting policies is presented below:

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

Loans: Loans are carried at the principal amount outstanding including deferred loan origination fees and costs. Loan origination fees and direct loan origination costs typically are deferred and the net amount is amortized as an adjustment to the loan's yield over the contractual life of the loan. Interest income on loans is primarily accrued based on the principal amount outstanding. Loans are classified as nonaccrual when full collectibility of principal or interest is in doubt, when repossession, foreclosure or bankruptcy proceedings are initiated, or when legal actions are taken. Installment loans are generally placed in nonaccrual status when payments are delinquent 120 days. All other loans are generally placed in nonaccrual status when they are 90 days delinquent. Loans may be classified as nonaccrual sooner if specific conditions indicate impairment is probable.
The decision to place a loan in nonaccrual status is also based on an evaluation of the borrower's financial condition, the collateral and other factors that may affect the borrower's ability to pay. A nonaccrual loan may be restored to an accruing status when principal and interest are no longer past due and future collection of principal and interest is not in doubt.
     The corporation identifies commercial, construction and commercial real estate loans as impaired when it is probable that the payments of principal and interest due under the loan agreement will not be collected. Since many of the corporation's loans are secured by real estate, the value of impaired loans in most cases is based upon the fair value of the collateral. If the value of the collateral is less than the recorded investment in the loan, the corporation includes this deficiency in evaluating the adequacy of the allowance for loan losses.

Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered adequate to absorb inherent losses in the loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. Due to the homogeneous nature of a large percentage of the corporation's outstanding loans, a significant portion of the allowance is not determined by individual loan reviews. Rather the adequacy of the allowance and related provision for loan losses are evaluated by management based on the value of the underlying collateral, the economic conditions and factors unique to their marketplaces that might affect the collectibility of the loans as well as other factors. As a result, these judgments involve an inherently higher degree of uncertainty. Historical results and loss experience may not reflect this risk to the extent it might currently exist. For other portions of the corporation's loan portfolio, management assesses the adequacy of the allowance based on a review of individual loans where internal credit evaluations result in ratings that are below certain standards adopted by the corporation. Other risk factors taken into account include recent loss experience in specific loan categories, underwriting standards and changes in credit quality, and changes in volumes or concentrations of credit risks.

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

Intangible Assets: Goodwill related to acquisitions prior to 1976 is being amortized on a straight-line basis over 40 years, and goodwill related to acquisitions after 1975 is being amortized over 10 to 25 years. Core deposit premiums are being amortized over 10 years. The corporation periodically considers the potential impairment of intangible assets.

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

2. ACQUISITIONS

     On April 21, 2000, three branches were acquired from Wilmington Trust FSB including $23 million in deposits. A core deposit premium of $2 million was recorded and is being amortized over ten years.
     On June 19, 1998, five branches were acquired from the Bank of Maryland, and on February 6, 1998, seven branches were acquired from the former Signet Bank. These transactions resulted in the acquisition of an aggregate of $238 million in deposits and $58 million in loans. Core deposit premiums of $23 million were recorded and are being amortized over ten years.

3. CASH AND CASH EQUIVALENTS

     The corporation's banking affiliates are required by Federal Reserve regulations to maintain certain minimum cash balances consisting of vault cash and deposits in the Federal Reserve Bank or in other commercial banks. Such restricted balances totaled $30.565 million and $32.804 million as of December 31, 2000 and 1999, respectively.
     All securities underlying the money market investments were under the corporation's control, and the maximum amount of outstanding money market investments at any month-end during 2000 and 1999 was $460.040 million and $440.068 million, respectively.




4. INVESTMENT SECURITIES

----------------------------------------------------------------------------
                                   Amortized Unrealized Unrealized   Fair
                                      Cost      Gains     Losses     Value
----------------------------------------------------------------------------

Available for sale:

December 31, 2000:
U.S. Government and its agencies   $   99,472 $     28  $    225  $   99,275
Other                                  11,081    1,469       836      11,714
----------------------------------------------------------------------------
    Total                          $  110,553 $  1,497  $  1,061  $  110,989
============================================================================

December 31, 1999:
U.S. Government and its agencies   $  107,657 $    -    $  1,527  $  106,130
Other                                  11,081      141       951      10,271
----------------------------------------------------------------------------
    Total                          $  118,738 $    141  $  2,478  $  116,401
============================================================================

December 31, 1998:
U.S. Government and its agencies   $   12,053 $    130  $    -    $   12,183
Other                                   6,991    1,406       -         8,397
----------------------------------------------------------------------------
    Total                          $   19,044 $  1,536  $    -    $   20,580
============================================================================

Held to maturity:

December 31, 2000:
U.S. Government and its agencies   $1,737,374 $  3,749  $ 11,453  $1,729,670
State and municipal obligations       315,745      991       975     315,761
----------------------------------------------------------------------------
    Total                          $2,053,119 $  4,740  $ 12,428  $2,045,431
============================================================================

December 31, 1999:
U.S. Government and its agencies   $1,567,052 $  1,550  $ 38,852  $1,529,750
State and municipal obligations       351,086      589     5,104     346,571
Other                                     249        1       -           250
----------------------------------------------------------------------------
    Total                          $1,918,387 $  2,140  $ 43,956  $1,876,571
============================================================================

December 31, 1998:
U.S. Government and its agencies   $2,002,528 $ 13,651  $  3,492  $2,012,687
State and municipal obligations       299,662    4,396       109     303,949
Other                                     282        4       -           286
----------------------------------------------------------------------------
    Total                          $2,302,472 $ 18,051  $  3,601  $2,316,922
============================================================================






     Securities having a carrying value of $814.133 million and $1,490.647 million at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes. Gains of $.198 million, $.852 million and $1.007 million were realized in 2000, 1999 and 1998, respectively, on the sale of investment securities and consisted entirely of gross gains.
     The maturity ranges and average yields of securities, excluding equity securities, as of December 31, 2000, are as follows:


U.S. Government and its Agencies
-----------------------------------------------------------------------------
                                                Amortized
                                                  Cost      Fair Value  Yield
-----------------------------------------------------------------------------

Available for sale:

One year or less                                $   69,253  $   69,706   6.3%
After one through five years                        30,219      29,569   5.4
----------------------------------------------------------------------------
   Total                                        $   99,472 $    99,275   6.0%
============================================================================

Held to maturity:

One year or less                                $  585,659  $  585,311   5.7%
After one through five years                     1,132,449   1,125,044   6.0
After five through ten years                        12,511      12,598   7.0
After ten years                                      6,755       6,717   7.3
----------------------------------------------------------------------------
   Total                                        $1,737,374  $1,729,670   5.9%
============================================================================


State and Municipal Obligations
-----------------------------------------------------------------------------
                                                 Amortized
                                                   Cost     Fair Value  Yield
-----------------------------------------------------------------------------

Held to maturity:

One year or less                                $   83,227  $   83,238   4.7%
After one through five years                       229,319     229,232   4.8
After five through ten years                         2,379       2,413   5.6
After ten years                                        820         878   7.5
----------------------------------------------------------------------------
   Total                                        $  315,745  $  315,761   4.8%
============================================================================










5. LOANS

     The corporation's loans are widely dispersed among individuals and industries. On December 31, 2000, there was no concentration of loans in any single industry that exceeded 10% of total loans.

---------------------------------------------------------------------------
December 31                                              2000       1999
---------------------------------------------------------------------------
Consumer:
  Automobile                                         $3,169,269  $3,214,659
  Home equity, fixed- and variable-rate                 743,542     831,952
  Revolving credit loans, including credit cards         31,907      28,505
  Other                                                 170,482     184,930
Commercial                                              954,925     852,140
Construction and land development                       181,575     151,776
Real estate:
  Commercial mortgage                                   432,053     409,590
  Residential mortgage                                  682,711     711,848
---------------------------------------------------------------------------
Total loans, net of unearned income
  of $126,929 and $140,920                            6,366,464   6,385,400
Less allowance for loan losses                           70,300      70,119
---------------------------------------------------------------------------
Net loans                                            $6,296,164  $6,315,281
===========================================================================

     Loans on which interest is not being accrued or whose terms have been modified to provide for a reduced rate of interest because of financial difficulties of borrowers, and interest income earned with respect to such loans were:

--------------------------------------------------------------------------
December 31                                    2000       1999       1998
--------------------------------------------------------------------------
Nonaccruing loans                            $14,954    $14,507    $14,654
Restructured loans                             1,814      1,829      2,441
--------------------------------------------------------------------------
Total                                        $16,768    $16,336    $17,095
==========================================================================
Income anticipated under
  original loan agreements                   $ 1,411    $ 1,384    $ 1,342
Income recorded                                  795        156        169
==========================================================================

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






---------------------------------------------------------------------------
December 31                                     2000       1999       1998
---------------------------------------------------------------------------
Impaired loans                                $ 1,209    $   872    $   666
Related allowance for loan losses                 966        490        458
Average balance of impaired loans                 781        754        713
===========================================================================

     A total of $5.145 million, $2.907 million and $1.506 million of loans were transferred to foreclosed property during 2000, 1999 and 1998, respectively.
     The corporation, in the normal course of business, has made commitments to extend loans and has written standby letters of credit that are not recognized in the financial statements. On December 31, 2000 and 1999, standby letters of credit totaled $25.829 million and $27.249 million, respectively, and the unfunded amounts of loan commitments were:

---------------------------------------------------------------------------
December 31                                             2000        1999
---------------------------------------------------------------------------
Adjustable-rate loans:
   Home equity lines                                 $  446,150  $  444,925
   Commercial loans                                     609,114     596,218
   Construction and land development loans              147,913     165,720
Fixed-rate revolving credit lines                       114,047      84,352
---------------------------------------------------------------------------
Total                                                $1,317,224  $1,291,215
===========================================================================

     A majority of the commercial, construction and land development commitments and letters of credit will expire within one year, and all loan commitments can be terminated by the corporation if the borrower violates any condition of the commitment agreement.
     The credit risk associated with loan commitments and letters of credit is essentially the same as that involved with loans that are funded and outstanding. The corporation uses the same credit standards on a case-by-case basis in evaluating loan commitments and letters of credit as it does when funding loans, including the determination of the type and amount of collateral, if required.
     Mortgage loans being serviced for the benefit of nonaffiliated parties were $.799 million, $339.194 million and $341.426 million at December 31, 2000, 1999 and 1998, respectively.

















6. ALLOWANCE FOR LOAN LOSSES

-------------------------------------------------------------------------
Year ended December 31                            2000     1999     1998
-------------------------------------------------------------------------
Balance at beginning of year                    $70,119  $70,312  $68,064
Provision charged to operating expense            9,428   14,190   20,800
Increase attributable to acquisitions               -        -        679
Reserve on loans sold                               -     (4,323)     -
-------------------------------------------------------------------------
Balance before charge-offs                       79,547   80,179   89,543
-------------------------------------------------------------------------
Charge-offs                                      12,791   14,184   23,580
Recoveries                                        3,544    4,124    4,349
-------------------------------------------------------------------------
Net charge-offs                                   9,247   10,060   19,231
-------------------------------------------------------------------------
Balance at end of year                          $70,300  $70,119  $70,312
=========================================================================

7. PREMISES, EQUIPMENT AND LEASES

-------------------------------------------------------------------------
December 31                                             2000       1999
-------------------------------------------------------------------------
Land                                                  $ 36,500   $ 36,018
Premises and improvements                              171,048    170,818
Furniture and equipment                                118,107    118,872
-------------------------------------------------------------------------
Total cost                                             325,655    325,708
Accumulated depreciation                               175,332    169,537
-------------------------------------------------------------------------
Carrying value                                        $150,323   $156,171
=========================================================================

     The corporation's subsidiaries have entered into lease agreements with unaffiliated persons for premises, principally banking offices. Many of the leases have one or more renewal options, generally for five or ten years, and some contain a provision for increased rent during the renewal period. Leases containing a provision for contingent payments are not significant in either number or amount. Portions of a few premises are subleased, and the amount of rent received is not material. There are no significant restrictions imposed on the corporation or its subsidiaries by the lease agreements. The subsidiaries also lease a portion of their computer systems and other equipment. Leases on two banking offices are currently recorded as capital leases. The effect of capitalizing such leases on net income has not been material.
     During 2000, 1999 and 1998, occupancy and equipment expense included the rent paid on operating leases of $17.287 million, $17.187 million and $16.073 million, respectively.









     Minimum rental payments over the noncancellable term of operating and capital leases having a term in excess of one year are:

--------------------------------------------------------------------------
Year Ended December 31                                              Amount
--------------------------------------------------------------------------
2001                                                               $11,539
2002                                                                 9,071
2003                                                                 7,561
2004                                                                 5,829
2005                                                                 4,273
Thereafter                                                          15,023
--------------------------------------------------------------------------
Total minimum lease payments                                       $53,296
==========================================================================

8. INTANGIBLE ASSETS

--------------------------------------------------------------------------
December 31                                           2000         1999
--------------------------------------------------------------------------
Goodwill                                            $109,266      $114,920
Core deposit premiums                                 48,082        53,919
Other                                                    429         1,519
--------------------------------------------------------------------------
Total intangible assets                             $157,777      $170,358
==========================================================================

     Total intangible assets are net of accumulated amortization of $76.516 million and $61.723 million as of December 31, 2000 and 1999, respectively.

9. SHORT-TERM BORROWINGS

-------------------------------------------------------------------------
December 31                                             2000       1999
-------------------------------------------------------------------------
Securities sold under agreements to repurchase        $442,332   $330,359
Commercial paper                                        97,137     89,938
-------------------------------------------------------------------------
Total short-term borrowings                           $539,469   $420,297
=========================================================================

     Securities sold under agreements to repurchase generally mature within one business day from the transaction date. The maximum amount of outstanding agreements for any month-end during 2000 and 1999 was $447.612 million and $348.073 million, respectively. The securities underlying the agreements were under the corporation's control. Commercial paper generally matures within one business day but may be issued for a term up to 270 days. Bank lines of credit available to the corporation amounted to $100 million at December 31, 2000 and 1999. Such lines were not being used on either of those dates.









10. PREFERRED AND COMMON STOCK

     The corporation is authorized to issue three million shares of preferred stock, par value $10 per share. As of December 31, the following four series of cumulative convertible preferred stock were outstanding:

------------------------------------------------------------------------
                                                       Number of Shares
                                  Dividends             2000       1999
------------------------------------------------------------------------
Series A                              5%               16,548     16,878
Series B                              7%                3,290      3,290
Series C                              7%                5,372      8,108
Series D                              8%               19,927     20,242
------------------------------------------------------------------------
Total preferred shares                                 45,137     48,518
========================================================================

     The Series A, Series B and Series D shares are convertible into two and one-fourth shares of common stock, and the Series C shares are convertible into one and eight-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share.
     The corporation is authorized to issue 175 million shares of common stock, par value $1 per share. At December 31, 2000, 3,077,367 shares of common stock were reserved: 99,139 for the conversion of preferred stock and 2,978,228 for stock options.
     The corporation has adopted a shareholder rights plan that, under certain circumstances, will give the holders of the corporation's common stock the right to purchase shares of its preferred stock or other securities. The rights will become exercisable if a person or entity acquires 20% or more of the corporation's voting stock, unless it is acquired pursuant to an offer for all outstanding shares of common stock at a price and on terms determined by the Board of Directors to be adequate and in the best interests of the corporation and its shareholders.
     If the rights become exercisable, the holder of each share of common stock, except the person or entity acquiring 20% or more of the voting stock, will have the right to receive upon exercise that number of one one-hundredths share of preferred stock equal to the number of shares of common stock having a market value of two times the exercise price of the right, to the extent available, and then an equal number of an equivalent security. The exercise price for each right is $450.00.
     The corporation may redeem the rights, at its option, at any time prior to the date they become exercisable. The rights expire on August 8, 2008. As of December 31, 2000, each outstanding share of common stock had 4/9 of a right attached thereto.














11. STOCK INCENTIVE PLANS

     A summary of the corporation's stock option activity and related information follows:

-----------------------------------------------------------------------------
                             Available              Weighted  Excer- Weighted
                                To                  Average    cise-  Average
                               Grant   Outstanding   Price     able    Price
-----------------------------------------------------------------------------
Balance, January 1, 1998        54,525    643,642  $ 31.30    221,155 $ 17.63
Authorized under 1998 plan   2,500,000        -        -
Granted                       (200,500)   200,500    44.63
Forfeited                        1,450     (9,928)   22.66
Exercised                          -      (47,200)   20.13
-----------------------------------------------------------------------------
Balance, December 31, 1998   2,355,475    787,014    35.47    245,805   19.31
Granted                       (267,000)   267,000    42.75
Forfeited                       16,300    (16,300)   44.96
Exercised                          -      (94,688)   15.65
-----------------------------------------------------------------------------
Balance, December 31, 1999   2,104,775    943,026    39.36    298,813   29.92
Granted                       (145,500)   145,500    45.38
Forfeited                       12,500    (12,500)   47.55
Exercised                          -      (69,573)   20.88
-----------------------------------------------------------------------------
Balance, December 31, 2000   1,971,775  1,006,453  $ 41.40    384,187 $ 36.51
=============================================================================

-----------------------------------------------------------------------------
                                         Weighted
                                          Average
                                        Contractual Weighted  Excer- Weighted
                                          Life in   Average    cise-  Average
Range of Exercise Prices     Outstanding   Years     Price     able    Price
-----------------------------------------------------------------------------
$15.37 - 22.33                  90,690        2.8   $20.52    90,690  $ 20.52
 27.92 - 31.25                 134,263        5.4    29.26    89,113    29.08
 42.75 - 52.31                 781,500        8.5    45.91   204,384    46.85
-----------------------------------------------------------------------------
$15.37 - 52.31               1,006,453        7.6   $41.40   384,187  $ 36.51
=============================================================================

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




     A summary of the assumptions used and pro forma results for 2000, 1999 and 1998 is as follows:

--------------------------------------------------------------------------
December 31                                     2000       1999      1998
--------------------------------------------------------------------------
Assumptions:
   Risk-free interest rate                       5.11%     6.22%     5.02%
   Dividend yield                                3.15%     3.09%     4.20%
   Volatility factor                             .174      .155      .163
   Weighted average expected life (years)         8.0       8.0       8.0
Pro forma results:
   Net income (millions)                     $141.405  $150.372  $130.659
   Basic earnings per share                      3.00      3.01      2.55
   Diluted earnings per share                    2.99      2.99      2.54
   Fair value of options                         8.97      9.30      6.42
==========================================================================

     The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.
     All options are granted at full market price on the date of the grant and generally vest within five years of the grant date and expire after ten years. In certain instances, the corporation must achieve established performance targets in order for the options to become exercisable. In those instances where vesting is dependent upon achieving certain performance targets, the corporation begins recognizing compensation expense when it becomes probable that the targets will be achieved and the options will become exercisable, for the difference between the exercise price and the current market price. Total stock-related compensation expense for 2000, 1999 and 1998 was $.636 million, $.477 million, and $1.316 million, respectively.

12. EMPLOYEE BENEFIT PLANS

     The corporation has a noncontributory, defined-benefit pension plan covering substantially all qualified employees. The benefits are based on years of service and the employee's compensation during the last ten years of employment. The corporation's funding policy is to make annual contributions in amounts necessary to satisfy the Internal Revenue Service's funding standards to the extent they are deductible against taxable income. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Contributions include normal costs of the plan and amortization for periods of up to 40 years of unfunded past service cost.
     The corporation also has an unfunded nonqualified plan that provides retirement benefits to certain officers in accordance with the same computational terms as the qualified plan when those terms provide benefits in excess of the amounts payable under the IRS-qualified rules. The projected and accumulated benefit obligations under this plan were $1.765 million and $1.312 million, respectively, at December 31, 2000.
     The corporation sponsors a defined-benefit health care plan that provides postretirement medical benefits to full-time employees who have worked at least ten years and have attained age 55 while in service with the corporation. The benefits are based on years of service and are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. Employees hired after December 31, 1993, may participate in the plan but must pay 100% of the cost. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with the corporation's expressed intent to increase the retiree contribution rate annually for the expected increase in medical costs for that year. The corporation has set a maximum amount that it will contribute per year of approximately three times the 1993 contribution level. Terminated employees may elect to receive medical benefits for a limited period.
     The benefit obligation and plan asset activity for each of the plans is summarized below:


-------------------------------------------------------------------------
                                                        Postretirement
                                   Pension Benefits    Medical Benefits
-------------------------------------------------------------------------
December 31                          2000      1999     2000       1999
-------------------------------------------------------------------------
Change in benefit obligation:
 Benefit obligation at beginning
  of year                         $131,250   $132,719 $ 17,197   $ 19,127
 Service cost                        4,563      5,033      660        732
 Interest cost                       9,333      9,135    1,231      1,153
 Plan participants'contributions       -          -        455        397
 Actuarial gain                     (4,586)   (10,831)     (79)    (3,429)
 Benefits paid                      (5,163)    (4,806)  (1,716)      (783)
-------------------------------------------------------------------------
 Benefit obligation at end of
  year                             135,397    131,250   17,748     17,197
-------------------------------------------------------------------------
Change in plan assets:
 Fair value of plan assets at
  beginning of year                146,236    134,828
 Actual return on plan assets        9,545     15,759
 Company contributions                  16        455
 Benefits paid                      (5,163)    (4,806)
-------------------------------------------------------------------------
 Fair value of plan assets at end
  of year                          150,634    146,236
-------------------------------------------------------------------------
 Funded (unfunded) status           15,237     14,986  (17,748)   (17,197)
 Unrecognized actuarial gain        (2,885)    (2,553)  (4,471)    (4,633)
 Unamortized prior service cost         13       (114)     -          -
 Unrecognized transition obligation    -            2    7,326      7,936
-------------------------------------------------------------------------
 Prepaid (accrued) benefit cost   $ 12,365   $ 12,321 $(14,893)  $(13,894)
=========================================================================
Weighted average assumptions as
 of December 31:
 Discount rate                        7.50%      7.50%    7.50%      7.50%
 Expected return on plan assets       9.50       9.50
 Rate of compensation increase        4.75       4.75
=========================================================================






     The assets of the pension plan consist of U.S. Government and agency securities - 48.3%, other debt obligations - 11.4%, equity securities - 38.4%, and cash and equivalents - 1.9%.

     The net periodic benefit cost of the plans includes the following components:

---------------------------------------------------------------------
                                               Pension Benefits
---------------------------------------------------------------------
Year ended December 31                    2000        1999      1998
---------------------------------------------------------------------
Service cost                           $  4,563    $  5,033   $ 4,751
Interest cost                             9,333       9,135     8,117
Expected return on plan assets          (13,782)    (12,685)  (10,541)
Amortization of prior service
 cost and net transition obligation        (125)       (113)     (113)
Recognized actuarial loss (gain)            (17)        150        18
---------------------------------------------------------------------
Net periodic benefit cost              $    (28)   $  1,520   $ 2,232
=====================================================================

---------------------------------------------------------------------
                                                Postretirement
                                               Medical Benefits
---------------------------------------------------------------------
Year ended December 31                   2000        1999      1998
---------------------------------------------------------------------
Service cost                           $    660    $    732  $    712
Interest cost                             1,231       1,153     1,188
Expected return on plan assets              -           -         -
Amortization of prior service
 cost and net transition obligation         610         610       610
Recognized actuarial loss (gain)           (241)        (91)      (58)
---------------------------------------------------------------------
Net periodic benefit cost              $  2,260    $  2,404  $  2,452
=====================================================================

     The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost-trend rate) is 7.1% for 2000 and is assumed to decrease gradually to 5.0% for 2005 and to remain at that level thereafter. The health care cost-trend rate assumption has a significant effect on the amounts reported. The corporation has limited its exposure to increases in health care cost-trend rates by setting a cap on the maximum amount it will ever pay on any one retiree and by passing through 100% of the cost of retiree health care to new employees hired after December 31, 1993. The following table represents the effect of a one-percent change in the assumed health care cost trend rate:

---------------------------------------------------------------------------
                                                    One-Percent One-Percent
                                                     Increase    Decrease
---------------------------------------------------------------------------
Effect on service and interest cost components      $      65   $     (87)
Effect on benefit obligation                              708        (898)
===========================================================================




     The corporation has deferred compensation agreements with certain officers and directors. Benefits under these agreements are being funded by life insurance policies. The accrued liability for these agreements as of December 31, 2000, and 1999, was $26.000 million and $22.911 million, respectively. For the years ended December 31, 2000, 1999, and 1998, expenses related to these agreements were $1.402 million, $1.471 million, and $1.356 million, respectively.
     The corporation has a thrift plan to which employees with one year of service may elect to contribute up to 12% of their salary. The corporation contributes to the plan to the extent of 50% of the employees' first 6% of contributions, and an additional 25% contribution is made if a specified profit objective is met. A 75% employer match was made in each of the years 2000, 1999 and 1998 when the corporation's contributions to the plan totaled $4.466 million, $4.253 million and $4.252 million, respectively. The plan is administered under the provisions of Section 401(k) of the Internal Revenue Code.

13. INCOME TAXES

     The provision for income taxes includes amounts currently payable and amounts deferred to or from other years as a result of differences in the timing of the recognition of income and expense for financial reporting and tax purposes. The income tax provision includes the following amounts:

----------------------------------------------------------------------------
Year Ended December 31                               2000     1999     1998
----------------------------------------------------------------------------
Current:
  Federal taxes                                    $72,022  $81,921  $69,819
  State taxes                                        1,342    1,590    1,287
----------------------------------------------------------------------------
Total current                                       73,364   83,511   71,106
----------------------------------------------------------------------------
Deferred (benefit):
  Federal taxes                                     (2,888)  (5,538)  (1,555)
  State taxes                                       (1,555)      (5)    (117)
----------------------------------------------------------------------------
Total deferred                                      (4,443)  (5,543)  (1,672)
----------------------------------------------------------------------------
Provision for income taxes                         $68,921  $77,968  $69,434
============================================================================


     The exclusion of certain categories of income and expense from taxable net income results in an effective tax rate that is lower than the statutory federal rate. The differences in the rates are shown on the following page.














-----------------------------------------------------------------------------
Year Ended December 31             2000            1999            1998
-----------------------------------------------------------------------------
                              Amount  Percent Amount  Percent Amount  Percent
-----------------------------------------------------------------------------
Statutory rate                $73,833   35.0% $80,090   35.0% $69,859   35.0%
Nontaxable interest on
 municipal obligations         (5,274)  (2.5)  (5,469)  (2.4)  (3,992)  (2.0)
State taxes, net of
 Federal tax benefit             (138)  (0.1)   1,030    0.5      761    0.4
Nondeductible goodwill          2,362    1.1    2,361    1.0    2,449    1.2
Other items                    (1 862)  (0.8)     (44)   0.0      357    0.2
-----------------------------------------------------------------------------
Effective rate                $68,921   32.7% $77,968   34.1% $69,434   34.8%
=============================================================================

     The corporation's federal income tax returns are closed through December 31, 1996. Based on management's estimates of future taxable income, the full amount of the corporation's deferred tax asset will more likely than not be realized, and a valuation allowance is not deemed necessary. Significant components of the corporation's deferred-tax liabilities and assets are as follows:

--------------------------------------------------------------------------
December 31                                                2000     1999
--------------------------------------------------------------------------
Deferred-tax assets:
  Allowance for loan losses                              $24,605   $24,542
  Deferred compensation                                    8,026     7,279
  Postretirement benefits                                  6,226     4,813
  Stock options                                              945     1,567
  Unrealized loss on securities                              -         821
  Other                                                   11,704    17,193
--------------------------------------------------------------------------
Total deferred-tax assets                                 51,506    56,215
--------------------------------------------------------------------------
Deferred-tax liabilities:
  Depreciation                                             5,112     7,162
  Pension                                                  4,328     4,307
  Life insurance reserves                                  2,035     2,670
  Unrealized gain on securities                              177       -
  Other                                                    5,633    10,496
--------------------------------------------------------------------------
Total deferred-tax liabilities                            17,285    24,635
--------------------------------------------------------------------------
Net deferred-tax assets                                  $34,221   $31,580
==========================================================================

14. NET INCOME PER SHARE

-----------------------------------------------------------------------
Year Ended December 31                       2000      1999      1998
-----------------------------------------------------------------------

Basic:

Net income                                 $142,031  $150,860  $130,162
Preferred stock dividends                        31        33        35
-----------------------------------------------------------------------
Net income applicable to common stock      $142,000  $150,827  $130,127
-----------------------------------------------------------------------

Average common shares outstanding (000s)     47,065    49,979    51,233

Net income per share of common stock       $   3.02  $   3.02  $   2.54
=======================================================================

Diluted:

Net income                                 $142,031  $150,860  $130,162

Average common shares outstanding (000s)     47,065    49,979    51,233
Dilutive effect of stock options (000s)          90       149       177
Conversion of preferred stock (000s)            102       110       119
-----------------------------------------------------------------------
Total average common shares (000s)           47,257    50,238    51,529
-----------------------------------------------------------------------

Net income per share of common stock       $   3.01  $   3.00  $   2.53
=======================================================================

     Options to purchase 653,245, 194,000 and 194,000 shares in 2000, 1999 and 1998, respectively, at weighted average prices of $46.06, $52.31 and $52.31, respectively, were not included in the calculation of diluted earnings per share because the options' exercise price was greater than the average market price.

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


---------------------------------------------------------------------------
December 31                         2000                     1999
---------------------------------------------------------------------------
                             Carrying      Fair       Carrying      Fair
                              Amount       Value       Amount       Value
---------------------------------------------------------------------------
Financial assets:
  Cash and cash equivalents $  513,409  $  513,409   $  552,423  $  552,423
  Investment securities      2,164,108   2,156,420    2,034,788   1,992,972
  Loans, net                 6,296,530   6,283,637    6,320,839   6,377,873
  Other                         78,080      78,080       77,369      77,369
Financial liabilities:
  Deposits                   7,825,816   7,848,795    7,863,948   7,877,437
  Short-term borrowings        539,469     539,469      420,297     420,297
  Other                         46,196      46,196       38,417      38,417
===========================================================================

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

Other Financial Assets: Other financial assets consist primarily of accrued interest receivable, Federal Reserve Bank stock and Federal Home Loan Bank stock, for which the carrying amount approximates fair value.

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

Other Financial Liabilities: Other financial liabilities consist primarily of accrued interest payable and long-term debt, excluding capital leases, for which the carrying amount approximates fair value.

Off-Balance Sheet Instruments: The estimated fair value of off-balance sheet items was not material at December 31, 2000. The corporation does not engage in hedging or swap transactions nor does it employ any derivative securities.

16. RELATED-PARTY TRANSACTIONS

     Directors and officers of the corporation and their affiliates were customers of, and had other transactions with, the corporation in the ordinary course of business. The corporation has made residential mortgage loans at favorable rates to officers of the corporation and its subsidiaries who have been relocated for the convenience of the corporation. Other loan transactions with directors and officers were made on substantially the same terms as those prevailing for comparable loans to other persons and did not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 2000 and 1999, loans to directors and executive officers of the corporation and its significant subsidiaries, where the aggregate of such loans exceeded $60 thousand, totaled $95.568 million and $57.066 million, respectively. During 2000, $284.793 million of new loans were made and repayments totaled $247.842 million. These totals include loans to certain business interests and family members of the directors and executive officers, and no losses are anticipated in connection with any of the loans.

17. RESTRICTIONS ON LOANS AND DIVIDENDS FROM SUBSIDIARIES

     The corporation's banking affiliates and its life insurance subsidiary are subject to federal and/or state statutes that prohibit or restrict certain of their activities, including the transfer of funds to the corporation. There are restrictions on loans from banks to their parent company, and banks and life insurance companies are limited as to the amount of cash dividends that they can pay. As of December 31, 2000, the corporation's equity in the net assets of its subsidiaries, after elimination of intercompany deposits and loans, totaled $761.782 million. Of that amount, $735.153 million was restricted as to the payment of dividends.

18. REGULATORY CAPITAL ADEQUACY REQUIREMENTS

     The corporation and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the corporation and its subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the corporation and its subsidiary banks meet all capital adequacy requirements to which they are subject.
     The most recent notification from the federal banking agencies categorized the corporation and its subsidiaries as well capitalized under the regulatory framework. There are no conditions or events since that notification that management believes have changed the institution's category. To be categorized as adequately capitalized, the corporation and its subsidiary banks must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The regulatory requirement for the Tier 1 leverage ratio is 3% for the highest-rated banks with an additional 100-200 basis points for all other banks.






     The actual capital amounts and ratios of the corporation and its largest subsidiary bank are presented in the following table:

----------------------------------------------------------------------------
                                                              To be Well
                                                              Capitalized
                                              For Capital     Under Prompt
                                                Adequacy       Corrective
                                 Actual         Purposes    Action Provisions
----------------------------------------------------------------------------
                             Capital  Ratio  Capital  Ratio  Capital   Ratio
----------------------------------------------------------------------------

As of December 31, 2000:
  Tier 1 leverage ratio:
    Consolidated             $835,485  8.99% $278,658 3.00%  $464,430   5.00%
    Largest subsidiary bank   254,053  7.23   105,390 3.00    175,649   5.00
  Tier 1 risk-based capital:
    Consolidated              835,485 12.20   273,968 4.00    410,952   6.00
    Largest subsidiary bank   254,053  9.09   111,762 4.00    167,643   6.00
  Total risk-based capital:
    Consolidated              905,785 13.22   547,936 8.00    684,920  10.00
    Largest subsidiary bank   282,038 10.09   223,524 8.00    279,406  10.00

As of December 31, 1999:
  Tier 1 leverage ratio:
    Consolidated             $862,542  9.22% $280,662 3.00%  $467,770   5.00%
    Largest subsidiary bank   253,587  7.31   104,097 3.00    173,496   5.00
  Tier 1 risk-based capital:
    Consolidated              862,542 12.67   272,284 4.00    408,426   6.00
    Largest subsidiary bank   253,587  9.27   109,462 4.00    164,193   6.00
  Total risk-based capital:
    Consolidated              932,661 13.70   544,569 8.00    680,711  10.00
    Largest subsidiary bank   281,380 10.28   218,924 8.00    273,656  10.00
============================================================================


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


19. FIRST VIRGINIA BANKS, INC. (PARENT COMPANY ONLY)
    CONDENSED FINANCIAL INFORMATION

                                BALANCE SHEETS
-----------------------------------------------------------------------------
                                                           2000        1999
-----------------------------------------------------------------------------

Assets
  Cash and noninterest-bearing deposits
    principally in affiliated banks                     $      173 $      325
  Money market investments                                 121,230    116,916
  Investment in affiliates based on the corporation's
    equity in their net assets:
     Banking companies                                     748,629    773,985
     Bank-related companies                                 13,153     13,159
  Investment securities - (fair value $28,030 and
    $25,260)                                                28,108     25,789
  Loans (including $12,310 and $15,061
    to affiliated companies)                                22,233     25,686
  Premises and equipment                                    28,741     29,792
  Intangible assets                                        119,562    127,258
  Accrued income and other assets                           55,483     55,006
-----------------------------------------------------------------------------
  Total Assets                                          $1,137,312 $1,167,916
=============================================================================

Liabilities and Shareholders' Equity
  Commercial paper                                      $   97,137 $   89,938
  Accrued interest and other liabilities                    47,469     47,491
-----------------------------------------------------------------------------
  Total Liabilities                                        144,606    137,429
  Shareholders' Equity                                     992,706  1,030,487
-----------------------------------------------------------------------------
  Total Liabilities and Shareholders' Equity            $1,137,312 $1,167,916
=============================================================================



                          STATEMENTS OF INCOME
----------------------------------------------------------------------------
Year Ended December 31                            2000      1999      1998
----------------------------------------------------------------------------

Income
Dividends from affiliates:
  Banking companies                             $175,303  $129,964  $112,337
  Bank-related companies                             700     1,375     2,000
Service fees from affiliates                      18,242    18,087    16,952
Rental income:
  Affiliates                                       4,251     4,405     4,468
  Other                                            1,780     1,668     1,585
Interest and dividends:
  Affiliates                                         932     1,296     1,077
  Other                                            6,518     5,997     6,192
Other                                                492     4,223     1,125
----------------------------------------------------------------------------
Total income                                     208,218   167,015   145,736
----------------------------------------------------------------------------

Expense
Salaries and employee benefits                    20,049    19,976    19,269
Interest:
  Affiliates                                          42       130        45
  Other                                            4,713     3,103     2,552
Other expense:
  Affiliates                                         859       931       781
  Other                                           17,408    19,800    17,029
----------------------------------------------------------------------------
Total expense                                     43,071    43,940    39,676
----------------------------------------------------------------------------
Income before income taxes and equity in
     undistributed income of affiliates          165,147   123,075   106,060
Provision for income taxes                        (3,108)   (1,208)   (1,023)
----------------------------------------------------------------------------
Income before equity in
     undistributed income of affiliates          168,255   124,283   107,083
Equity in undistributed income of affiliates     (26,224)   26,577    23,079
----------------------------------------------------------------------------
Net income                                      $142,031  $150,860  $130,162
============================================================================



                           STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------
Year Ended December 31                             2000      1999     1998
---------------------------------------------------------------------------
Net cash provided by operating activities       $174,601  $140,746 $110,833
---------------------------------------------------------------------------

Investing activities:
 Proceeds from the sale of available for sale
     securities                                      -       2,317    1,891
 Proceeds from maturity of
     held to maturity securities                     -       2,850   22,250
 Purchase of investment securities                  (875)   (9,299) (23,270)
 Net decrease in loans                             5,763     1,964    1,431
 Purchases of premises and equipment                (612)     (666)    (568)
 Sales of premises and equipment                     (19)    1,842       96
 Investment in affiliates                            -         -    (25,750)
 Other                                             2,186    (9,392)     170
---------------------------------------------------------------------------
Net cash (used for) provided
     by investing activities                       6,443   (10,384) (23,750)
---------------------------------------------------------------------------

Financing activities:
 Net increase in short-term borrowings             4,889    25,035   18,145
 Common stock purchased and retired             (114,181)  (44,726) (91,636)
 Proceeds from issuance of common stock            1,826     4,320      897
 Cash dividends                                  (69,416)  (66,064) (59,718)
---------------------------------------------------------------------------
Net cash used for financing activities          (176,882)  (81,435)(132,312)
---------------------------------------------------------------------------
Net increase (decrease) in cash and
     cash equivalents                              4,162    48,927  (45,229)
Cash and cash equivalents
     at beginning of year                        117,241    68,314  113,543
---------------------------------------------------------------------------
Cash and cash equivalents at end of year        $121,403  $117,241 $ 68,314
===========================================================================
Cash paid (refunded)for:
 Interest                                       $  4,675  $  3,105 $  2,551
 Income taxes                                     (5,185)   (3,949)   1,676
===========================================================================

20. CONTINGENCIES

     The corporation, in the normal course of its business, is the subject of legal proceedings instituted by customers and others. In the opinion of the corporation's management, there were no legal matters pending as of December 31, 2000, that would have a material effect on its financial statements.

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




MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING
---------------------------------------------------

     The management of First Virginia Banks, Inc. has prepared and is responsible for the accompanying financial statements, together with the financial data and other information presented in this annual report. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances. The financial statements include amounts that are based on management's best estimates and judgments.
     Management maintains and depends upon an internal accounting control system designed to provide reasonable assurance that transactions are executed in accordance with management's authorization, that financial records are reliable as the basis for the preparation of all financial statements, and that the corporation's assets are safeguarded. The design and implementation of all systems of internal control are based on judgments required to evaluate the costs of control in relation to the expected benefits and to determine the appropriate balance between these costs and benefits. The corporation maintains a professional internal audit staff to monitor compliance with the system of internal accounting control. Operational and special audits are conducted, and internal audit reports are submitted to appropriate management.
     The Audit Committee of the Board of Directors, comprised solely of outside directors, meets periodically with the independent public accountants, management and internal auditors to review accounting, auditing and financial reporting matters. The independent public accountants and internal auditors have free access to the committee, without management present, to discuss the results of their audit work and their evaluations of the adequacy of internal controls and the quality of financial reporting.
     The 2000 financial statements in this annual report have been audited by the corporation's independent auditors, KPMG LLP, for the purpose of determining that the financial statements are presented fairly. Their independent professional opinion on the corporation's financial statements is presented on the following page.


                                               /S/ Barry J. Fitzpatrick
                                               ________________________
                                               Barry J. Fitzpatrick
                                               Chairman, President and
                                               Chief Executive Officer



                                               /S/ Richard F. Bowman
                                               ________________________
                                               Richard F. Bowman
                                               Executive Vice President,
                                               Treasurer and
                                               Chief Financial Officer



REPORT OF KPMG LLP, INDEPENDENT AUDITORS
----------------------------------------

To the Shareholders and Board of Directors
First Virginia Banks, Inc.

     We have audited the accompanying consolidated balance sheets of First Virginia Banks, Inc. and subsidiaries (the Bank) as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the Unites States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Virginia Banks, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Richmond, Virginia
January 16, 2001




REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS
-------------------------------------------------

To the Shareholders and Board of Directors
First Virginia Banks, Inc.

     We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of First Virginia Banks, Inc. for the year ended December 31, 1998. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of First Virginia Banks, Inc. for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

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



                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     Information relating to directors is incorporated by reference to the corporation's proxy statement dated March 9, 2001.

     Information relating to executive officers can be found in Part I on page 5.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     Incorporated by reference from the corporation's proxy statement dated March 9, 2001.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

     Incorporated by reference from the corporation's proxy statement dated March 9, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     Incorporated by reference from the corporation's proxy statement dated March 9, 2001.

                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

FINANCIAL STATEMENTS:

     The following consolidated financial statements and reports of independent auditors of the corporation and its subsidiaries are in Part II, item 8 on the following pages:
                                                                        Page
     Consolidated Balance Sheets - December 31, 2000 and 1999          44/45

     Consolidated Statements of Income - Years Ended
       December 31, 2000, 1999 and 1998                                46/47

     Consolidated Statements of Shareholders' Equity - Years
       Ended December 31, 2000, 1999 and 1998                          48/49

     Consolidated Statements of Cash Flows - Years Ended
       December 31, 2000, 1999 and 1998                                50/51

     Notes to Consolidated Financial Statements                        52/76

     Report of KPMG LLP Independent Auditors                              77

     Report of Ernst & Young LLP Independent Auditors                     78

EXHIBITS:

     The following exhibits are filed as a part of this report:

     (3)(i)  Restated Articles of Incorporation are incorporated by reference to Exhibit 3 of Form 10Q for June 30, 1998.

     (3)(ii) Restated Bylaws (included in original SEC filing only).

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

    (10) Supplemental compensation agreement for Mr. Barry J. Fitzpatrick is incorporated by reference to Exhibit 10 of the 1994 Annual Report on Form 10-K. Supplemental compensation agreements for Messrs. Paul
          H. Geithner, Jr., Thomas K. Malone, Jr. and Robert H. Zalokar are incorporated by reference to Exhibit 10 of the 1992 Annual Report on Form 10-K. Also incorporated from that exhibit are: (1) Key Employee Salary Reduction Deferred Compensation Plans and Directors' Deferred Compensation Plans for 1983 and 1986 and (2) A compensatory plan known as the Collateral Assignment Split Dollar Life Insurance Agreement and Plan. (3) There are also two plans relating to options and rights. The 1986 Incentive Stock Option Plan, Nonqualified Stock Option Plan and Stock Appreciation Rights Plan is incorporated by reference to Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987. The 1991 Incentive Stock Option Plan, Nonqualified Stock Option Plan and Stock Appreciation Rights Plan is incorporated by reference to Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992. The 1998 Stock Incentive Plan is incorporated by reference to Registration Statement Number 333-53698 on Form S-8 dated January 12, 2001.

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

          Incorporated by reference to Exhibit 10 of the 1996 Annual Report on Form 10K is the Second Amendment to the Management Contract for Mr. Barry J. Fitzpatrick, dated December 17, 1996, and employment agreements regarding "Change of Control" for Mr. Barry J. Fitzpatrick, Shirley C. Beavers, Jr., Richard F. Bowman, Raymond E. Brann, Jr. and Thomas P. Jennings.

          Incorporated by reference to Exhibit 10 of the 1999 Annual Report on Form 10K are the First Virginia Thrift Restoration and Deferred Compensation Plan and the 1998 Directors' Deferred Compensation Plan.

          Information concerning an agreement and plan of reorganization for the acquisition of James River Bankshares, Inc. is incorporated by reference to Schedule 13D filed with the SEC on March 12, 2001.

    (13) First Virginia Banks, Inc., 2000 Annual Report to its Shareholders (Not included in the electronic filing)

    (21)  Subsidiaries of the Registrant

    (23)  Consents of Independent Auditors

    (24)  Power of Attorney concerning Directors' signatures


REPORTS ON FORM 8-K:

  No reports on Form 8-K were required to be filed during the last quarter of 2000.
SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed as of March 29, 2001, on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST VIRGINIA BANKS, INC.


                                      /s/ Barry J. Fitzpatrick
                                     ___________________________________
                                     Barry J. Fitzpatrick, Chairman, President
                                     and Chief Executive Officer


                                      /s/ Richard F. Bowman
                                     ___________________________________
                                     Richard F. Bowman, Executive Vice
                                     President, Treasurer and Chief Financial
                                     Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as of March 29, 2001 on behalf of the registrant and in the capacities indicated.

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


           Edward L. Breeden III*
         ____________________________            Director
           Edward L. Breeden, III


           Paul H. Geithner, Jr.*
         ____________________________            Director
           Paul H. Geithner, Jr.


           L. H. Ginn III*
         ____________________________            Director
           L. H. Ginn, III

                  SIGNATURE                         TITLE
                  ---------                         -----



           Edward M. Holland*
         ____________________________            Director
           Edward M. Holland


           Lawrence T. Jennings*
         ____________________________            Director
           Lawrence T. Jennings


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


           Robert M. Rosenthal*
         ____________________________            Director
           Robert M. Rosenthal


           Lynda S. Vickers-Smith*
         ____________________________            Director
           Lynda S. Vickers-Smith


           Robert H. Zalokar*
         ____________________________            Director
           Robert H. Zalokar


           Albert F. Zettlemoyer*
         ____________________________            Director
           Albert F. Zettlemoyer


* By: /s/Thomas P. Jennings
     -----------------------
     Thomas P. Jennings, Attorney-in-fact
     March 29, 2001









                            ANNUAL REPORT ON FORM 10-K

                       For the Year Ended December 31, 2000

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































                            FIRST VIRGINIA BANKS, INC.
                             6400 Arlington Boulevard
                        Falls Church, Virginia 22042-2336

                                                        Exhibit 3 (ii)




                         FIRST VIRGINIA BANKS, INC.















                                   BYLAWS



















                  With Amendments through April 28, 2000




                         FIRST VIRGINIA BANKS, INC.

                                   BYLAWS


                              Table of Contents

                                                                         Page

ARTICLE I - MEETING OF STOCKHOLDERS. . .. . . . . . . . . . . . . . . . . .1
Section  1.  Annual Meetings. . . . . . . . . . . . . . . . . . . . . . . .1
Section  2.  Special Meetings . . . . . . . . . . . . . . . . . . . . . . .1
Section  3.  Hour and Place of Meeting. . . . . . . . . . . . . . . . . . .1
Section  4.  Notice of Meeting. . . . . . . . . . . . . . . . . . . . . . .1
Section  5.  Voting List. . . . . . . . . . . . . . . . . . . . . . . . . .1
Section  6.  Quorum . . . . . . . . . . . . . . . . . . . . . . . . . . . .2
Section  7.  Organization . . . . . . . . . . . . . . . . . . . . . . . . .2
Section  8.  Conduct of Meetings. . . . . . . . . . . . . . . . . . . . . .2
Section  9.  Voting . . . . . . . . . . . . . . . . . . . . . . . . . . . .2
Section 10.  Inspectors of Election . . . . . . . . . . . . . . . . . . . .2
Section 11.  Proxy Committee  . . . . . . . . . . . . . . . . . . . . . . .2
Section 12.  Stockholder Nominations. . . . . . . . . . . . . . . . . . . .3
Section 13.  Business to be Brought Before the Annual Meeting . . . . . . .4

ARTICLE II - BOARD OF DIRECTORS . . . . . . . . . . . . . . . . . . . . . .6
Section  1.  General Powers . . . . . . . . . . . . . . . . . . . . . . . .6
Section  2.  Number . . . . . . . . . . . . . . . . . . . . . . . . . . . .6
Section  3.  Terms of Directors . . . . . . . . . . . . . . . . . . . . . .6
Section  4.  Vacancies. . . . . . . . . . . . . . . . . . . . . . . . . . .6
Section  5.  Fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6
Section  6.  Senior Advisory Board  . . . . . . . . . . . . . . . . . . . .6
Section  7.  Stock Ownership of Directors . . . . . . . . . . . . . . . . .7

ARTICLE III - DIRECTORS' MEETINGS . . . . . . . . . . . . . . . . . . . . .7
Section  1.  Regular Meetings . . . . . . . . . . . . . . . . . . . . . . .7
Section  2.  Special Meetings . . . . . . . . . . . . . . . . . . . . . . .7
Section  3.  Organization . . . . . . . . . . . . . . . . . . . . . . . . .7
Section  4.  Quorum and Manner of Acting. . . . . . . . . . . . . . . . . .7
Section  5.  Order of Business. . . . . . . . . . . . . . . . . . . . . . .7
Section  6.  Action Without a Meeting . . . . . . . . . . . . . . . . . . .7
Section  7.  Telephone Meetings . . . . . . . . . . . . . . . . . . . . . .7

ARTICLE IV -  COMMITTEES OF THE BOARD . . . . . . . . . . . . . . . . . . .8
Section  1.  Executive Committee. . . . . . . . . . . . . . . . . . . . . .8
Section  2.  Management Compensation and
                  Benefits Committee. . . . . . . . . . . . . . . . . . . .8
Section  3.  Public Policy Committee. . . . . . . . . . . . . . . . . . . .8
Section  4.  Audit Committee. . . . . . . . . . . . . . . . . . . . . . . .9
Section  5.  Other Committees . . . . . . . . . . . . . . . . . . . . . . .9

ARTICLE V - OFFICERS. . . . . . . . . . . . . . . . . . . . . . . . . . . .9
Section  1.  Number . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
Section  2.  Election, Term of Office, and Qualifications . . . . . . . . 10
Section  3.  Other Officers, Agents, and Employees. . . . . . . . . . . . 10
Section  4.  Vacancies. . . . . . . . . . . . . . . . . . . . . . . . . . 10
Section  5.  Removal of Officers. . . . . . . . . . . . . . . . . . . . . 10
Section  6.  Chairman of the Board  . . . . . . . . . . . . . . . . . . . 10
             Honorary Chairman of the Board . . . . . . . . . . . . . . . 10
Section  7.  Vice Chairmen of the Board . . . . . . . . . . . . . . . . . 10
Section  8.  Succession of Duties . . . . . . . . . . . . . . . . . . . . 11
Section  9.  President  . . . . . . . . . . . . . . . . . . . . . . . . . 11
Section 10.  Executive Vice President . . . . . . . . . . . . . . . . . . 11
Section 11.  Vice Presidents  . . . . . . . . . . . . . . . . . . . . . . 11
Section 12.  Secretary  . . . . . . . . . . . . . . . . . . . . . . . . . 11
Section 13.  Treasurer  . . . . . . . . . . . . . . . . . . . . . . . . . 11
Section 14.  General Counsel  . . . . . . . . . . . . . . . . . . . . . . 12
Section 15.  General Auditor  . . . . . . . . . . . . . . . . . . . . . . 12
Section 16.  Assistant Secretary  . . . . . . . . . . . . . . . . . . . . 12
Section 17.  Assistant Treasurer  . . . . . . . . . . . . . . . . . . . . 12
Section 18.  Administrative Committees  . . . . . . . . . . . . . . . . . 13

ARTICLE VI - CAPITAL STOCK. . . . . . . . . . . . . . . . . . . . . . . . 13
Section  1.  Certificates . . . . . . . . . . . . . . . . . . . . . . . . 13
Section  2.  Issue and Registration of Certificates:
                  Transfer Agents and Registrars . . .  . . . . . . . . . 13
Section  3.  Transfer of Stock  . . . . . . . . . . . . . . . . . . . . . 13
Section  4.  Lost, Destroyed, or Mutilated Certificates . . . . . . . . . 13
Section  5.  Record Date  . . . . . . . . . . . . . . . . . . . . . . . . 14

ARTICLE VII - CONTRACTS, LOANS, BANK ACCOUNTS, CHECKS,
               SECURITIES, ETC.:  AUTHORITY OF OFFICERS . . . . . . . . . 14
Section  1.  Contracts  . . . . . . . . . . . . . . . . . . . . . . . . . 14
Section  2.  Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
Section  3.  Bank Accounts  . . . . . . . . . . . . . . . . . . . . . . . 14
Section  4.  Checks, Securities, Etc.     . . . . . . . . . . . . . . . . 14

ARTICLE VIII - MISCELLANEOUS. . . . . . . . . . . . . . . . . . . . . . . 15
Section  1.  Fiscal Year. . . . . . . . . . . . . . . . . . . . . . . . . 15
Section  2.  Dividends. . . . . . . . . . . . . . . . . . . . . . . . . . 15
Section  3.  Corporate Seal . . . . . . . . . . . . . . . . . . . . . . . 15

ARTICLE IX -  EMERGENCIES . . . . . . . . . . . . . . . . . . . . . . . . 15
Section  1.  Emergency Bylaws . . . . . . . . . . . . . . . . . . . . . . 15
Section  2.  Termination of Emergency . . . . . . . . . . . . . . . . . . 15

ARTICLE X -  AMENDMENTS . . . . . . . . . . . . . . . . . . . . . . . . . 15








                                   BYLAWS

                                     OF

                         FIRST VIRGINIA BANKS, INC.

                 (With Amendments through December 20, 2000)


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

                                 ARTICLE II

                             BOARD OF DIRECTORS

 Section 1. General Powers. The business and affairs of the corporation shall be managed by the board of directors subject to any requirement of stockholder action.
 Section 2.  Number.  The number of directors shall be thirteen (13).
 Section 3. Terms of Directors. A person shall be elected to serve a term of three years or to fill the unexpired term of the class to which the directorship position has been assigned. A person appointed by the board to fill the unexpired term of a directorship position shall stand for election to that directorship position at the next stockholders' meeting at which directors are elected. Except as required by law, no person who has reached the age of 72 years shall be eligible to serve as a director, except that a director who reaches the age of 72 years may continue to serve the unexpired portion of the term for the class of the directorship position held by such person. Notwithstanding the above, any person who has served or may serve as chairman of the corporation in good standing until retirement and any person who served as chairman of a subsidiary bank of the corporation on November 1, 1994, shall continue to be eligible to serve as a director for any class of directorship position whose term shall not expire before such chairman shall reach the age of 75 years.
 Section 4. Vacancies. Any vacancy on the board of directors for any cause, except a vacancy created by an increase by more than two in the number of directors, may be filled for the unexpired portion of the term by a majority vote of all of the remaining directors, though less than a quorum, given at a regular meeting or at a special meeting called for that purpose. In case the entire board shall die or resign, any stockholder may call a special meeting of the stockholders upon notice as hereinbefore provided for meetings of the stockholders, at which special meeting the directors for the unexpired portion of the term may be elected.
 Section 5. Fees. Nonemployee directors shall not receive any stated salary for their services, but, by resolution of the board of directors, they may receive a retainer, a fixed sum for chairing or attending regular and special meetings of the board and any meeting of any committee, and reimbursement of expenses for attendance, if any, at board and committee meetings. From time to time, the chairman of the board may meet with one or more directors as permitted under Article V, Section 6, of these bylaws, and such directors may receive an established committee meeting fee for such a meeting and may be reimbursed for their expenses. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.
 Section 6. Senior Advisory Board. The board of directors may appoint a senior advisory board, the eligible members of which shall be such directors of the corporation who served on the board of directors at the age of 72 years or who shall have resigned from the board because of poor health and requested a transfer to it. The members of such board shall serve at the pleasure of the corporation's board of directors until the next annual meeting of stockholders. At the board meeting following each annual meeting of stockholders, such member may be reappointed if such member has not then reached the age of 75 years or, for any member who served as a director until the age of 75 years, if such member has not then reached the age of 78; however, under no circumstance shall a member be appointed more than two times after the initial appointment. Members of the senior advisory board shall receive notice of and be entitled to attend all regular meetings of the corporation's board of directors and shall receive the same fees and expenses as are paid to members, but will not be entitled to vote at such meetings.
 Section 7. Stock Ownership of Directors. Every director shall be the owner of stock of the corporation having a book value of not less than Five Thousand Dollars ($5,000). Such stock must be unpledged and unencumbered at the time such director becomes a director and during the whole of his term as such. Any director violating the provisions of this section shall immediately vacate his office.
                                 ARTICLE III

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

 Section 2. Election, Term of Office and Qualifications. Officers of the corporation shall be chosen annually by the board of directors at its regular meeting immediately following the annual meeting of stockholders, and each officer shall hold office until the next annual meeting of stockholders and until his successor shall have been chosen and qualified or until he shall resign or shall have been removed in the manner hereinafter provided.
 Section 3. Other Officers, Agents and Employees. The board of directors may from time to time appoint such other officers as it may deem necessary, to hold office for such time as may be designated by it or during its pleasure, and may also appoint, from time to time, such agents and employees of the corporation as may be deemed proper, or may authorize any officer to appoint and remove such agents and employees, and may from time to time prescribe the powers and duties of such officers, agents and employees of the corporation in the management of its property and affairs, and may authorize any officer to prescribe the powers and duties of agents and employees.
 Section 4. Vacancies. If any vacancy shall occur among the officers of the corporation, such vacancy shall be filled by the board of directors.
 Section 5. Removal of Officers. Any officer or agent of the corporation may be removed with or without cause at any time by the board of directors or such officer as may be provided in the bylaws. Any person or agent appointed or employed by the corporation otherwise than by the board of directors may be removed with or without cause at any time by any officer having authority to appoint whenever such officer in his absolute discretion shall consider that the best interests of the corporation will be served thereby.
 Section 6. Chairman of the Board. The chairman of the board shall be the chief executive officer of the corporation and subject to the control of the board of directors, shall have general direction of the business affairs and property of the corporation and shall do and perform such other duties as may be prescribed in these bylaws or which may be assigned to him from time to time by the board of directors. The chairman of the board shall preside at all meetings of the board of directors and at all meetings of the stock-holders.
He may, from time to time, meet with one or more directors without calling a meeting of the board or any committee thereof, but no official board action shall occur at such meetings. He shall prescribe the duties and have general supervision over all other officers, employees and agents of the corporation enumerated in these bylaws or established by resolution of the board of directors or otherwise, and shall have the power to appoint, employ, suspend or remove with or without the advice of the board of directors any such officer, employee or agent unless otherwise specifically provided in these bylaws, and shall fix the salaries of all such officers, employees and agents of the corporation and its subsidiaries within the limits established from time to time by the board of directors. He shall have power to sign all stock certificates, deeds, contracts and other instruments authorized by the board of directors or its executive committee unless other direction is given therefor, and he shall be a member of all standing committees of the board except the audit committee and the management compensation and benefits committee.
 Honorary Chairman of the Board. The board of directors may appoint a former full-time officer who has held the office of chairman of the board of the corporation to the position of honorary chairman of the board and provide such person with a reasonable amount of office space as long as desired by him. If appointed, such person shall act as chairman of the senior advisory board as such body exists from time to time.
 Section 7. Vice Chairmen of the Board. The board of directors may appoint one or more vice chairmen of the board and, if any such officers are appointed, may assign such specific duties to any one of them as it deems necessary and advisable. Such officers may, but need not, be full-time salaried employees of the corporation. Any such full-time vice chairmen shall report to the corporation's chief executive officer and shall perform such duties as such officers may prescribe and assign from time to time.
 Section 8. Succession of Duties. The bylaw duties of the chairman of the board may be exercised and carried out by any vice chairmen when such have been appointed by the board of directors in the absence or disability of the chairman of the board in order of their appointment; if no vice chairmen are so appointed, then the president shall carry out such duties in the absence of the chairman of the board; and in the absence of the president, the executive vice president or any vice president in the order of their election shall carry out all such duties in the absence or disability of the chairman of the board.
 Section 9. President. The president shall be the chief administrative officer of the corporation and as such shall perform such duties as the chairman of the board or the board of directors may prescribe from time to time by resolution or as may be prescribed by these bylaws. He shall exercise all the powers and discharge all the duties of the chairman of the board during the latter's absence or inability to act. He shall have concurrent power with the chairman of the board to sign all deeds, contracts and instruments authorized by the board of directors or its executive committee unless the board otherwise directs, and he may be a member of the standing committees of the board except the accounting and auditing committee when appointed by the board. He shall report to the chairman of the board in carrying out his assignments and in conducting the affairs of his office.
 Section 10. Executive Vice President. The board of directors may elect one or more executive vice presidents and any such person so elected to such office shall perform such duties as the board of directors or the chairman of the board may assign and prescribe from time to time.
 Section 11. Vice Presidents. Each vice president shall have such powers and perform such duties as the board of directors or the chairman may from time to time prescribe, and shall perform such other duties as may be prescribed in these bylaws. Each vice president shall have power to sign all deeds, contracts and instruments authorized by the board of directors or its executive committee unless they otherwise direct. In case of the absence or inability to act of the president, and the executive vice presidents in the order of their appointments, then such vice president as the board of directors may designate for the purpose (but in the absence of such designation then the vice presidents in order of appointment) shall have the powers and discharge the duties of the president.
 Section 12. Secretary. The secretary shall keep the minutes of all meetings of the stockholders, the board of directors and meetings of committees of the board as they are held, in a book or books kept for that purpose. He shall keep in safe custody the seal of the corporation and he may affix such seal to any instrument duly executed on behalf of the corporation. The secretary shall have charge of the certificate books and such other books and papers as the board of directors may direct. He shall attend to the giving and serving of all notices of the corporation, and shall also have such other powers and perform such other duties as pertain to his office, or as from time to time may be assigned to him by the board of directors or the corporation's chief executive officer.
 Section 13. Treasurer. The treasurer shall be the principal financial and accounting officer of the corporation. He shall have charge of the funds, securities, receipts and disbursements of the corporation, and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such banks or other depositaries as the board of directors may from time to time designate. He shall render to the chairman of the board, or to the board of directors, or to the president, whenever any of them shall require him so to do, an account of the financial condition of the corporation and its affiliates and all of his transactions as treasurer. He shall keep correct books of account of all its business and transactions. If required by the board of directors, he shall give a bond in such sum and on such conditions and with such surety as the board of directors may designate, for the faithful performance of the duties of his office and the restoration to the corporation, at the expiration of his term of office, or, in case of his death, resignation or removal from office, of all books, papers, vouchers, money or other property of whatever kind in his possession belonging to the corporation. He shall also have such other powers and perform such other duties as pertain to his office or as from time to time may be assigned to him by the board of directors or the president.
 Section 14. General Counsel. The general counsel, if one be appointed, shall have charge of all litigation of the corporation, and shall keep himself advised of the character and progress of all legal proceedings and claims by and against the corporation or in which it is interested by reason of its ownership and control of other corporations. He shall give to the board of directors reports from time to time on all legal matters affecting the corporation and, when requested, his opinion upon any question affecting the interests of the corporation. He may, with the consent of the chief executive officer, employ on behalf of the corporation special counsel for the handling of any legal matter pertaining to the business of the corporation which he deems necessary and advisable. The general counsel may, but need not be, a full-time salaried officer of the corporation. He shall from time to time consult with the corporation's legal advisory committee on legal matters affecting the corporation and its affiliates.
 Section 15. General Auditor. The general auditor, if one be appointed, shall perform such internal auditing and accounting functions with regard to the member banks and companies as the board of directors or any appropriate committee thereof may from time to time determine, and shall have such additional powers and duties as may be prescribed by these bylaws and as the board of directors or any appropriate committee thereof may from time to time determine, and shall have additional responsibilities and duties in connection therewith as may be prescribed by these bylaws, applicable laws and regulations or the board of directors or any appropriate committee thereof. Except as stated, the general auditor and other auditing staff shall be subject to day-to-day administrative direction of the chief executive officer of the corporation and any such officer or employee may be dismissed by the chief executive officer for reasons as may be applied in dismissing any other personnel of the corporation, provided that a report of any such dismissal of internal auditing personnel with the reasons therefor shall be made to the board of directors or its executive committee at the next succeeding meeting thereof. All other officers and personnel appointed or assigned to assist in the internal audit function of the corporation, its member banks and companies, may be assigned such day-to-day duties and responsibilities as may be necessary by the general auditor to carry out the responsibilities of the internal audit function. The office of general auditor may not be held by any person holding other offices in the corporation or its affiliates except with the specific approval of the board of directors.
 Section 16. Assistant Secretary. In the absence or disability of the secretary, the assistant secretary (or if more than one, then the assistant secretary designated by the board of directors or the president for such purpose) shall perform all the duties of the secretary and, when so acting, shall have all the powers of, and be subject to all the restrictions upon, the secretary. Each assistant secretary shall also perform such other duties as from time to time may be assigned to him by the board of directors, the chief executive officer or the secretary.
 Section 17. Assistant Treasurer. In the absence or disability of the treasurer, the assistant treasurer (or if more than one, then the assistant treasurer designated by the board of directors or the chief executive officer for such purpose) shall perform all the duties of the treasurer and, when so acting, shall have all the powers of, and be subject to all restrictions upon, the treasurer. Each assistant treasurer shall also perform such other duties as from time to time may be assigned to him by the board of directors, the chief executive officer or the treasurer.
 Section 18. Administrative Committees. The Chairman of the Board may designate administrative committees to assist the Chairman in the day-to-day operation of the corporation. Each committee shall have such authority of the Chairman as the Chairman may delegate and shall be comprised of officers of the corporation. Membership on such committees shall be at the request of the Chairman of the Board, who shall appoint or remove members with or without the advice of the board of directors, unless otherwise specifically provided in these bylaws. The Chairman shall advise the board of directors annually of the current committees and members thereof.

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

                    SUBSIDIARIES OF THE REGISTRANT        EXHIBIT 21
                           December 31, 2000
                                                  State of Incorporation and
                                                    Headquarters Location
                                                 ---------------------------
First Virginia Banks, Inc.                       Falls Church, Virginia
  Banking Subsidiaries:
       First Virginia Bank                       Falls Church, Virginia
         First General Mortgage Company          Falls Church, Virginia
         First Virginia Mortgage Company         Falls Church, Virginia
         First Virginia Commercial Corporation   Falls Church, Virginia
         First Virginia Card Services, Inc.      Falls Church, Virginia
         First Virginia Credit Services, Inc.    Falls Church, Virginia
       Farmers Bank of Maryland                  Annapolis, Maryland
       Atlantic Bank                             Ocean City, Maryland
       First Virginia Bank-Hampton Roads         Norfolk, Virginia
       First Virginia Bank-Colonial              Richmond, Virginia
       First Virginia Bank-Southwest             Roanoke, Virginia
       First Virginia Bank-Blue Ridge            Staunton, Virginia
       First Vantage Bank/Tri-Cities             Abingdon, Virginia
       First Vantage Bank-Tennessee              Knoxville, Tennessee
  Nonbanking Subsidiaries
       First Virginia Insurance Services, Inc.   Falls Church, Virginia
         First Virginia Insurance Services of
            Maryland, Inc.                       Falls Church, Virginia
       First Virginia Services, Inc.             Falls Church, Virginia
       First Virginia Life Insurance Company     Falls Church, Virginia
       Springdale Advertising Agency, Inc.       Falls Church, Virginia
       First Virginia Operations Services, Inc.  Falls Church, Virginia
       Springdale Temporary Services, Inc.       Falls Church, Virginia
       First General Leasing Company             Falls Church, Virginia
       Farmers National Land Corporation         Annapolis, Maryland

All of the organizations listed above are 100% owned by First Virginia Banks, Inc., or one of its subsidiary banks.

                                                                   Exhibit 23

                         Consent of Independent Auditors

Board of Directors
First Virginia Banks, Inc.

We consent to the incorporation by reference in the Registration Statement No. 33-30465 on Form S-8 dated June 30, 1997, Post-effective Amendment No. 1 to Registration Statement No. 33-38024 on Form S-8 dated January 10, 1994, Registration Statement No. 33-51587 on Form S-3 dated December 20, 1993, Registration Statement No. 33-54802 on Form S-8 dated November 20, 1992, Registration Statement No. 33-31890 on form S-3 dated November 1, 1989, Post-effective Amendment No. 2 to Registration Statement No. 2-77151 on Form S-8 dated October 30, 1987, Registration Statement No. 33-17358 on Form S-8 dated September 28, 1987, and Registration Statement Number 333-53698 on Form S-8 dated January 12, 2001 of First Virginia Banks, Inc. of our report dated January 16, 2001, relating to the consolidated balance sheets of First Virginia Banks, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended, which report appears in the December 31, 2000, annual report on Form 10-K of First Virginia Banks, Inc.



                                             /s/ KPMG





Richmond, Virginia
March 28, 2001


                         Consent of Independent Auditors

Board of Directors
First Virginia Banks, Inc.

We consent to the incorporation by reference in the Registration Statement Number 33-30465 on Form S-8 dated June 30, 1997, Post-effective Amendment No. 1 to Registration Statement Number 33-38024 on Form S-8 dated January 10, 1994, Registration Statement Number 33-51587 on Form S-3 dated December 20, 1993, Registration Statement Number 33-54802 on Form S-8 dated November 20, 1992, Registration Statement Number 33-31890 on form S-3 dated November 1, 1989, Post-effective Amendment Number 2 to Registration Statement Number 2-77151 on Form S-8 dated October 30, 1987, Registration Statement Number 33-17358 on Form S-8 dated September 28, 1987, and Registration Statement Number 333-53698 on Form S-8 dated January 12, 2001, and related prospectuses, of our report dated January 19, 1999, with respect to the consolidated statements of income, shareholders' equity and cash flows of First Virginia Banks, Inc. for the year ended December 31, 1998 included in this Annual Report (Form 10-K) of First Virginia Banks, Inc. for the year ended December 31, 2000.



                                             /s/ Ernst & Young LLP





McLean, Virginia
March 28, 2001









                                                        EXHIBIT 24
                               POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned directors of First Virginia Banks, Inc., and each of us, do hereby make, constitute and appoint Thomas P. Jennings and Christopher M. Cole, and each of them (either of whom may act without the consent or joinder of the other), our attorneys-in-fact and agents with full power of substitution for us and in our name, place and stead, in any and all capacities, to execute for us in our behalf the Annual Report on Form 10-K of First Virginia Banks, Inc. for the year ended December 31, 2000 and any and all amendments to the foregoing Report and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as we might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


     IN WITNESS WHEREOF, we the undersigned have executed this Power of Attorney this 28th day of February, 2001.

/s/ Edward L. Breeden III               /s/ W. Lee Phillips Jr
----------------------                  -----------------------
Edward L. Breeden, III                  W. Lee Phillips, Jr.

/s/ Paul H. Geithner Jr                 /s/ Robert Rosenthal
----------------------                  -----------------------
Paul H. Geithner, Jr.                   Robert M. Rosenthal

/s/ L H Ginn III                        /s/ Lynda S. Vickers-Smith
----------------------                  -----------------------
L. H. Ginn, III                         Lynda S. Vickers-Smith

/s/ Edward M. Holland                   /s/ Robert H. Zalokar
----------------------                  -----------------------
Edward M. Holland                       Robert H. Zalokar

/s/ Lawrence T. Jennings                /s/ A. F. Zettlemoyer
------------------------                -----------------------
Lawrence T. Jennings                    Albert F. Zettlemoyer

/s/ Eric C. Kendrick
----------------------
Eric C. Kendrick