Form 10-Q
period 2001-03-31
FIRST VIRGINIA BANKS INC
filed 2001-05-14
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                 Commission file number 1-6580
         March 31, 2001


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days.     [ X ] Yes  [   ] No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


               On April 30, 2001, there were 46,162,566 shares of common stock outstanding.



     This report contains a total of 19 pages.






                                    INDEX
                                                                  Page

                                                               ---------
     PART I - Financial Information


        Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - March 31,
              2001 and 2000, and December 31, 2000 (Unaudited)    3/ 4

           Condensed Consolidated Statements of Income - Three
              months ended March 31, 2001 and 2000 (Unaudited)    5/ 6

           Condensed Consolidated Statements of Shareholders'
              Equity - Three months ended March 31, 2001
              and 2000 (Unaudited)                                7/ 8

           Condensed Consolidated Statements of Cash
              Flows - Three months ended March 31, 2001
              and 2000 (Unaudited)                                 9

           Notes to Condensed Consolidated Financial
              Statements (Unaudited)                             10/13


        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         14/18

        Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                       19


     PART II - Other Information


        Item 6.  Exhibits and Reports on Form 8-K                  19


















                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------
        (Dollars in thousands, except per share data)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

-------------------------------------------------------------------------------
                                               March 31  December 31 March 31
                                                 2001       2000       2000
-------------------------------------------------------------------------------

ASSETS
Cash and due from banks                       $  284,355 $  322,966 $  305,227
Money market investments                         250,185    190,443    160,471
-------------------------------------------------------------------------------
Total cash and cash equivalents                  534,540    513,409    465,698
-------------------------------------------------------------------------------
Securities - available for sale                   90,825    110,989    114,950
Securities - held to maturity (fair values of
   $2,326,299, $2,045,431 and $1,994,724)      2,316,541  2,053,119  2,047,834
-------------------------------------------------------------------------------
Total securities                               2,407,366  2,164,108  2,162,784
-------------------------------------------------------------------------------
Loans, net of unearned income                  6,237,575  6,366,464  6,410,181
Allowance for loan losses                        (68,914)   (70,300)   (70,225)
-------------------------------------------------------------------------------
Net loans                                      6,168,661  6,296,164  6,339,956
-------------------------------------------------------------------------------
Other earning assets                              18,367     18,717     26,755
Premises and equipment                           148,045    150,323    154,807
Intangible assets                                154,095    157,777    166,722
Accrued income and other assets                  219,740    215,971    199,988
-------------------------------------------------------------------------------
Total assets                                  $9,650,814 $9,516,469 $9,516,710
===============================================================================





















CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)(Continued)

-------------------------------------------------------------------------------
                                               March 31  December 31 March 31
                                                 2001       2000       2000
-------------------------------------------------------------------------------

LIABILITIES
Deposits:
   Noninterest-bearing                        $1,638,422 $1,618,901 $1,619,642
   Interest-bearing:
        Interest checking                      1,535,473  1,524,943  1,534,168
        Money market accounts                    906,361    874,421    971,365
        Savings deposits                         995,993    983,781  1,069,198
        Consumer certificates of deposit       2,322,603  2,323,733  2,291,101
        Large denomination
          certificates of deposit                515,979    500,037    467,729
-------------------------------------------------------------------------------
Total deposits                                 7,914,831  7,825,816  7,953,203
-------------------------------------------------------------------------------
Short-term borrowings                            548,058    539,469    413,593
Long-term debt                                       830      1,116      1,940
Accrued interest and other liabilities           169,035    157,362    141,887
-------------------------------------------------------------------------------
Total liabilities                              8,632,754  8,523,763  8,510,623
-------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       434        451        481
Common stock, $1 par value                        46,159     46,143     48,014
Capital surplus                                    1,071        612        -
Retained earnings                                967,955    945,241    959,900
Accumulated other comprehensive income (loss)      2,441        259     (2,308)
-------------------------------------------------------------------------------
Total shareholders' equity                     1,018,060    992,706  1,006,087
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity    $9,650,814 $9,516,469 $9,516,710
===============================================================================

See notes to condensed consolidated financial statements.



















CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

-------------------------------------------------------------------------------
Three Months Ended March 31                                  2001       2000
-------------------------------------------------------------------------------

Interest income:
     Loans                                                 $126,245   $125,869
     Securities - available for sale                          1,086      1,535
     Securities - held to maturity                           27,499     25,818
     Money market investments                                 5,987      3,336
     Other earning assets                                       317        517
-------------------------------------------------------------------------------
Total interest income                                       161,134    157,075
-------------------------------------------------------------------------------

Interest expense:
     Deposits                                                50,466     45,734
     Short-term borrowings                                    6,379      4,927
     Long-term debt                                              28         49
-------------------------------------------------------------------------------
Total interest expense                                       56,873     50,710
-------------------------------------------------------------------------------
Net interest income                                         104,261    106,365
Provision for loan losses                                       863      2,307
-------------------------------------------------------------------------------
Net interest income after provision for loan losses         103,398    104,058
-------------------------------------------------------------------------------































CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Continued)

-------------------------------------------------------------------------------
Three Months Ended March 31                                  2001       2000
-------------------------------------------------------------------------------

Net interest income after provision for loan losses         103,398    104,058
-------------------------------------------------------------------------------
Noninterest income:
    Service charges on deposit accounts                      16,009     14,218
    Electronic banking service fees                           3,929      2,535
    Trust and asset management fees                           3,177      3,206
    Insurance premiums and commissions                        1,899      1,772
    Other                                                    12,244      5,234
    Securities gains                                          1,468        -
-------------------------------------------------------------------------------
Total noninterest income                                     38,726     26,965
-------------------------------------------------------------------------------

Noninterest expense:
    Salaries and employee benefits                           46,416     45,859
    Occupancy                                                 6,633      6,726
    Equipment                                                 8,380      8,072
    Amortization of intangibles                               3,682      3,672
    Other                                                    14,996     14,963
-------------------------------------------------------------------------------
Total noninterest expense                                    80,107     79,292
-------------------------------------------------------------------------------
Income before income taxes                                   62,017     51,731
Provision for income taxes                                   21,755     17,538
-------------------------------------------------------------------------------
Net income                                                 $ 40,262   $ 34,193
===============================================================================

Net income per share of common stock:
    Basic                                                  $    .87   $    .70
    Diluted                                                     .87        .70

Average shares of common stock outstanding:
    Basic                                                    46,151     48,690
    Diluted                                                  46,353     48,878

See notes to condensed consolidated financial statements.
















CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(Unaudited)

-------------------------------------------------------------------------------
                                                             Accum-
                                                             ulated
                                                             Other     Total
                            Pre-                             Compre-   Share-
                           ferred  Common   Capital Retained hensive  holders'
                            Stock   Stock   Surplus Earnings Loss      Equity
-------------------------------------------------------------------------------


Balance January 1, 2000      $  485 $49,162 $  -   $982,357 $(1,517)$1,030,487
Comprehensive income:
  Net income                                         34,193             34,193
  Unrealized losses on
    securities available for
    sale                                                       (791)      (791)
                                                                    -----------
Total comprehensive income                                              33,402
                                                                    -----------
Conversion of preferred
  to common stock                (4)      1      3                         -
Issuance of shares for
  stock options                          12    326                         338
Common stock purchased
  and retired                        (1,161)  (329) (39,326)           (40,816)
Dividends declared:
  Preferred stock                                        (8)                (8)
  Common stock $.36 per share                       (17,316)           (17,316)
-------------------------------------------------------------------------------
Balance March 31, 2000       $  481 $48,014 $  -   $959,900 $(2,308)$1,006,087
===============================================================================





















CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(Unaudited)(Continued)

-------------------------------------------------------------------------------
                                                             Accum-
                                                             ulated
                                                             Other     Total
                            Pre-                             Compre-   Share-
                           ferred  Common   Capital Retained hensive  holders'
                            Stock   Stock   Surplus Earnings Income    Equity
-------------------------------------------------------------------------------

Balance January 1, 2001      $  451 $46,143 $  612 $945,241 $   259 $  992,706
Comprehensive income:
  Net income                                         40,262             40,262
  Unrealized gains on
    securities available for sale                             2,182      2,182
                                                                    -----------
Total comprehensive income                                              42,444
                                                                    -----------
Conversion of preferred
  to common stock               (17)      4     13                         -
Issuance of shares for
  stock options                          14    559                         573
Common stock purchased
  and retired                            (2)  (113)                       (115)
Dividends declared:
  Preferred stock                                        (7)                (7)
  Common stock $.38 per share                       (17,541)           (17,541)
-------------------------------------------------------------------------------
Balance March 31, 2001       $  434 $46,159 $1,071 $967,955 $ 2,441 $1,018,060
===============================================================================

See notes to condensed consolidated financial statements.






















CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

-------------------------------------------------------------------------------
Three Months Ended March 31                                  2001       2000
-------------------------------------------------------------------------------

Net cash provided by operating activities                  $ 51,713   $ 46,976
-------------------------------------------------------------------------------
Investing activities:
     Proceeds from the sale of available
        for sale securities                                   3,114        -
     Proceeds from the maturity of held to
        maturity securities                                 613,449    136,780
     Purchases of held to maturity securities              (847,790)  (267,337)
     Net(increase) decrease in loans                        126,639    (26,982)
     Purchases of premises and equipment                     (1,562)    (2,104)
     Sales of premises and equipment                            376        114
     Intangible assets acquired                                 -          (34)
     Other                                                   (5,042)     1,792
-------------------------------------------------------------------------------
Net cash used for investing activities                     (110,816)  (157,771)
-------------------------------------------------------------------------------
Financing activities:
     Net increase in deposits                                89,015     89,255
     Net increase (decrease) in short-term borrowings         8,589     (6,704)
     Principal payments on long-term debt                      (286)      (265)
     Common stock purchased and retired                        (115)   (40,816)
     Proceeds from issuance of common stock                     573        338
     Cash dividends paid                                    (17,542)   (17,738)
-------------------------------------------------------------------------------
Net cash provided by financing activities                    80,234     24,070
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         21,131    (86,725)
Cash and cash equivalents at beginning of year              513,409    552,423
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $534,540   $465,698
===============================================================================
Cash paid for:
    Interest                                               $ 54,602   $ 50,627
    Income taxes                                                696        562
===============================================================================

See notes to condensed consolidated financial statements.
















NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands, except per share data)

1. GENERAL

     The foregoing unaudited consolidated financial statements include the accounts of the corporation and all of its subsidiaries. The corporation's subsidiaries are predominantly engaged in banking activities. Foreign banking activities and operations other than banking are not significant. All material intercompany transactions and accounts have been eliminated. The unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for each of the periods presented. Certain amounts previously reported in 2000 have been reclassified for comparative purposes.

     Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the corporation's annual report to stockholders on Form 10-K for the year ended December 31, 2000.

2. SECURITIES

     The following reflects the amortized cost of securities and the related approximate fair values:

-------------------------------------------------------------------------------
                                       March 31, 2001        March 31, 2000
-------------------------------------------------------------------------------
                                    Amortized     Fair     Amortized    Fair
                                       Cost       Value       Cost      Value
-------------------------------------------------------------------------------

Available for sale:
U.S. Government and its agencies   $   69,509 $   69,830 $  107,425  $  105,680
Other                                  17,339     20,995     11,081       9,270
-------------------------------------------------------------------------------
    Total                          $   86,848 $   90,825 $  118,506  $  114,950
===============================================================================

Held to maturity:
U.S. Government and its agencies   $1,992,764 $1,999,087 $1,706,761  $1,659,217
State and municipal obligations       323,777    327,211    340,824     335,257
Other                                     -          -          249         250
-------------------------------------------------------------------------------
    Total                          $2,316,541 $2,326,299 $2,047,834  $1,994,724
===============================================================================








NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

3. LOANS

     Loans consisted of:

-------------------------------------------------------------------------------
March 31                                                  2001          2000
-------------------------------------------------------------------------------

Consumer:
   Automobile                                         $3,128,093    $3,231,769
   Home equity, fixed- and variable-rate                 712,698       813,938
   Revolving credit loans, including credit cards         32,278        28,284
   Other                                                 163,493       181,936
Commercial                                               897,648       872,184
Construction and land development                        168,226       156,380
Real estate:
   Commercial mortgage                                   455,823       421,351
   Residential mortgage                                  679,316       704,339
-------------------------------------------------------------------------------
Total loans, net of unearned income
    of $120,737 and $139,497                          $6,237,575    $6,410,181
===============================================================================



4. ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses was:

-------------------------------------------------------------------------------
Three Months Ended March 31                               2001          2000
-------------------------------------------------------------------------------

Balance at beginning of period                           $70,300       $70,119
Provision charged to operating expense                       863         2,307
-------------------------------------------------------------------------------
Balance before charge-offs                                71,163        72,426
Charge-offs                                                4,032         3,168
Recoveries                                                 1,783           967
-------------------------------------------------------------------------------
Balance at March 31                                      $68,914       $70,225
===============================================================================

Percentage of annualized net
   charge-offs to average loans                              .14%          .14%

Percentage of allowance for loan
   losses to period-end loans                               1.10          1.10







NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

5. OTHER NONINTEREST INCOME

     Other noninterest income for the quarter ended March 31, 2001 included $7.749 million from the sale of the corporation's interest in Star Systems, Inc., which was exchanged for shares of Concord EFS, Inc.

6. FEDERAL INCOME TAX

     The reconcilement of income tax computed at the federal statutory tax rates to the provision for income taxes was as follows:

------------------------------------------------------------------------------
Three Months Ended March 31                           2001           2000
------------------------------------------------------------------------------
                                                  Amount   Pct   Amount   Pct
------------------------------------------------------------------------------

Statutory rate                                   $21,706  35.0% $18,106  35.0%
Nontaxable interest on municipal obligations      (1,136) (1.8)  (1,259) (2.4)
State taxes, net of Federal tax benefit              658   1.1      257   0.5
Nondeductible goodwill                               571   0.9      568   1.1
Other items                                          (44) (0.1)    (134) (0.3)
------------------------------------------------------------------------------
Effective rate                                   $21,755  35.1% $17,538  33.9%
==============================================================================

7. PREFERRED AND COMMON STOCK

     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:

------------------------------------------------------------------------------
                                           March 31   December 31  March 31
       Series    Dividends                   2001         2000       2000
------------------------------------------------------------------------------
         A           5%                     16,325       16,548     16,771
         B           7%                      3,290        3,290      3,290
         C           7%                      5,072        5,372      8,108
         D           8%                     18,727       19,927     19,927
------------------------------------------------------------------------------
Total preferred shares                      43,414       45,137     48,096
==============================================================================

     The Series A, Series B and Series D shares are convertible into two and one-fourth shares of common stock, and the Series C shares are convertible into one and eight-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share.
     There are 175,000,000 shares of common stock, par value $1.00 per share, authorized and 46,159,000, 46,143,000 and 48,014,000 shares were outstanding at March 31, 2001, December 31, 2000, and March 31, 2000, respectively. Options to purchase 991,333 shares of common stock were outstanding on March 31, 2001. A total of 3,059,505 shares of common stock were reserved at March 31, 2001: 95,397 shares for the conversion of preferred stock and 2,964,108 shares for stock options.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

8. EARNINGS PER SHARE

     Earnings per share computations are as follows:

-----------------------------------------------------------------------------
Three Months Ended March 31                               2001        2000
-----------------------------------------------------------------------------

Basic:

Net income                                               $40,262     $34,193
Preferred stock dividends                                      7           8
-----------------------------------------------------------------------------
Net income applicable to common stock                    $40,255     $34,185
-----------------------------------------------------------------------------

Average common shares outstanding (000s)                  46,151      48,690

Earnings per share of common stock                       $   .87     $   .70
=============================================================================

Diluted:

Net income                                               $40,262     $34,193

Average common shares outstanding (000s)                  46,151      48,690
Dilutive effect of stock options (000s)                      104          83
Conversion of preferred stock (000s)                          98         105
-----------------------------------------------------------------------------
Total average common shares (000s)                        46,353      48,878
-----------------------------------------------------------------------------

Earnings per share of common stock                       $   .87     $   .70
=============================================================================

   Options to purchase 181,500 and 648,500 shares in 2001 and 2000, respectively, at weighted average prices of $52.31 and $46.06, respectively, were not included in the calculation of diluted earnings per share because the options' exercise price was greater than the average market price.



















ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------
        (Dollars in thousands, except per share data)

QUARTERLY RESULTS:

     Earnings per share increased 24% to $.87 in the first quarter of 2001 compared to the $.70 earned in the prior year's first quarter. The return on average assets increased to 1.70% compared to 1.45% in the prior year's first quarter, and the return on average shareholders' equity increased to 16.03% compared to 13.39%. Net income for the quarter totaled $40.262 million compared to $34.193 million in 2000's first quarter. Income in the first quarter of 2001 included a nonrecurring after-tax gain of $4.735 million from the sale of the corporation's interest in Star Systems, Inc. to Concord EFS, Inc. Earnings per share, excluding the nonrecurring income in the 2001 first quarter, equaled $.77 per share, a 10% increase over the $.70 earned in 2000. Excluding the 2001 gain, the return on average assets increased to 1.50% in the 2001 first quarter compared to 1.45% in 2000, and the return on average shareholders' equity was 14.14% compared to 13.39%.
     Cash basis recurring income, which excludes both the effects of intangible assets and their related amortization and nonrecurring income items, equaled $38.578 million in the first quarter compared to $37.199 million in the prior year's first quarter. Cash basis recurring income produced a return on average tangible assets of 1.66% in the first quarter and a return on average tangible shareholders' equity of 18.17%.
     Total assets at March 31, 2001, were $9.651 billion compared to $9.517 billion at March 31, 2000. Average loans declined less than 1% in the corporation's normal, seasonally slow first quarter to $6.292 billion compared to $6.341 billion during the fourth quarter of 2000. Growth of commercial loans continued to be strong, increasing at an annualized pace of 12% over the fourth quarter. Consumer loans, primarily for automobiles, were seasonally weak during the first quarter with average loans declining at a 9% annualized rate. Real estate loans rose slightly, however, as consumers took advantage of lower interest rates and refinanced existing mortgage debt. Average deposits also declined seasonally at a rate of less than 1% in the first quarter to $7.762 billion compared to $7.794 billion in the fourth quarter of 2000. During 2000, the corporation sold or closed 24 branches, including the sale of four branches in the fourth quarter.
     The net interest margin was unchanged at 4.88% compared to the fourth quarter of 2000 but declined 14 basis points compared to the first quarter of 2000. The decline can be partially attributed to several interest rate increases by the Federal Reserve in 2000, which increased the corporation's cost of funds at a faster pace than its yield on earning assets. The yield on earning assets increased 15 basis points to 7.52% compared to the prior year's first quarter, while the cost of funds increased 39 basis points to 3.42%. The increase in the cost of funds was primarily due to a 76-basis-point increase in the cost of certificates of deposit as a result of certificates issued in mid-2000 at higher rates. During the first quarter of 2001, the Federal Reserve lowered interest rates on three occasions by 1/2%, and rates on the corporation's newly issued deposit products have declined significantly since mid-2000.
     First Virginia continues to maintain excellent asset quality. The net charge-off rate remained unchanged at .14% of average loans compared to the first quarter of 2000 with net charge-offs totaling $2.249 million in the first quarter of 2001 compared to $2.201 million in the prior year's first quarter. Nonperforming assets declined 12% to $19.265 million or .31% of outstanding loans compared to $21.864 million or .34% at the end of 2000 and also declined compared to $20.854 million or .33% of loans at March 31, 2000. Loans past due 90 days increased to $12.230 million or .20% of loans at March 31, 2001, compared to $11.111 million or .17% of loans at December 31, 2000, but declined 28% compared to $16.955 million or .26% of loans at March 31, 2000. The allowance for loan losses remained unchanged at 1.10% of outstanding loans, which covers annualized net charge-offs 7.66 times and represents 480% of nonperforming loans. As a consequence of the decline in outstanding loans and the stable quality of the corporation's loan portfolio, the provision for loan loss expense declined 63% to $.863 million in the first quarter of 2001 compared to $2.307 million in the prior year's first quarter.


     A summary of nonperforming and delinquent loans is as follows:

-----------------------------------------------------------------------------
March 31                                                  2001        2000
-----------------------------------------------------------------------------
Nonaccruing loans                                        $13,415     $15,196
Restructured loans                                           943       1,608
Properties acquired by foreclosure                         4,907       4,050
-----------------------------------------------------------------------------
Total nonperforming assets                               $19,265     $20,854
=============================================================================
Percentage of total loans and foreclosed real estate         .31%        .33%
Loans 90 days past due and still accruing interest       $12,230     $16,955
Percentage of total loans                                    .20%        .26%
=============================================================================

     Noninterest income increased 44% in the first quarter compared to the prior year. Excluding the $7.749 million nonrecurring gain from the sale of the corporation's interest in Star Systems, Inc. and other securities gains of $1.468 million, noninterest income increased 9% to $29.509 million compared to $26.965 million in 2000. Service charges on deposit accounts increased 13% compared to 2000's first quarter on the strength of a 32% increase in fees from commercial accounts and a near tripling of internet banking related fees from consumers and businesses. Electronic banking service fees increased 55%, primarily as a result of additional income generated by the corporation's successful introduction of the Visa CheckCard in mid-2000.
     Noninterest expense increased 1% to $80.107 million compared to $79.292 million in the 2000 first quarter but declined 3% compared to the $82.705 million recorded in the fourth quarter of 2000. Most categories of expense were relatively unchanged compared to the prior year's first quarter. Salaries and employee benefits increased $557 thousand or 1% compared to the first quarter of 2000. Virtually all of this increase was a result of a 41% increase in the cost of employee health insurance and was offset by a slight decline in salaries expense with the total number of employees declining 3% compared to the first quarter of 2000. The efficiency ratio of 56.3% was unchanged compared to the full year of 2000, but up modestly compared to the 56.0% recorded in the first quarter of 2000.
     Total shareholders' equity was $1.018 billion at March 31, 2001, compared to $1.006 billion at March 31, 2000. Net book value per share increased 5% to $22.05 per share compared to $20.94 per share at the end of the prior year's first quarter. First Virginia remains one of the most highly capitalized banks in the nation, and its Tier 1 capital leverage ratio at March 31, 2001 was 9.27%, an 18-basis-point increase compared to 9.09% at the end of the first quarter of 2000. During the first quarter of 2001, the corporation did not repurchase any of its shares of stock and has 2.125 million shares remaining in its currently authorized share repurchase program. As a result of purchasing 3.074 million shares of stock in 2000, average diluted shares outstanding in the first quarter of 2001 declined 5% to 46.353 million shares compared to 48.878 million in the 2000 first quarter. At March 31, 2001, there were 46.159 million shares outstanding.
     During the quarter, the corporation announced that it would be acquiring James River Bankshares, Inc., a $516-million multi-bank holding company headquartered in Suffolk, Virginia. James River operates four banks with offices in the Virginia areas of Richmond-Petersburg, Hampton Roads, Northern Virginia and Sussex County. The addition of James River will complement existing banks in these markets and gain access to Sussex county with a 34% share of the banking market. The acquisition is expected to be completed in the third quarter of 2001.

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


























AVERAGE BALANCES AND INTEREST RATES (Unaudited)

-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
Three Months Ended March 31, 2001            Balance    Expense     Rate
-------------------------------------------------------------------------

ASSETS
Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $   76,390   $    977     5.18%
    Other*                                      9,198        109     5.88
  Securities-held to maturity:
    U.S. Government and its agencies        1,584,527     23,706     6.00
    State, municipal and other*               315,257      4,694     5.95
                                           ----------   --------
      Total securities                      1,985,372     29,486     5.96
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,071,134     81,527     8.47
    Real estate                             1,122,942     22,777     8.20
    Other*                                  1,098,413     22,625     8.41
                                           ----------   --------
      Total loans                           6,292,489    126,929     8.16
                                           ----------   --------
  Money market investments                    436,876      5,987     5.56
  Other earning assets                         18,633        317     6.82
                                           ----------   --------
      Total earning assets and income      $8,733,370    162,719     7.52
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,504,319      1,760     0.47
  Money market accounts                       888,997      7,158     3.27
  Savings deposits                            982,976      3,599     1.48
  Consumer certificates of deposit          2,334,602     30,818     5.35
  Large denomination certificates of deposit  497,964      7,131     5.81
                                           ----------   --------
      Total interest-bearing deposits       6,208,858     50,466     3.30
  Short-term borrowings                       535,797      6,379     4.83
  Long-term debt                                1,016         28    10.93
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,745,671     56,873     3.42
                                           ==========   --------
Net interest income and net interest margin             $105,846     4.88%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,553,355
  Preferred shareholders' equity                  445
  Common shareholders' equity               1,004,478
  Total assets                              9,447,791





AVERAGE BALANCES AND INTEREST RATES (Unaudited)(Continued)

-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
Three Months Ended March 31, 2000            Balance    Expense     Rate
-------------------------------------------------------------------------

ASSETS
Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $  106,048   $  1,378     5.23%
    Other*                                     10,260        157     7.58
  Securities-held to maturity:
    U.S. Government and its agencies        1,529,788     21,801     5.71
    State, municipal and other*               345,840      5,099     5.90
                                           ----------   --------
      Total Securities                      1,991,936     28,435     5.73
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,259,342     82,466     7.78
    Real estate                             1,125,001     22,902     8.18
    Other*                                  1,010,669     21,215     8.50
                                           ----------   --------
      Total loans                           6,395,012    126,583     7.95
                                           ----------   --------
  Money market investments                    240,362      3,336     5.58
  Other earning assets                         27,400        517     7.55
                                           ----------   --------
      Total earning assets and income      $8,654,710    158,871     7.37
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,515,166      2,263     0.60
  Money market accounts                       957,523      7,182     3.02
  Savings deposits                          1,063,724      3,996     1.51
  Consumer certificates of deposit          2,311,057     26,216     4.56
  Large denomination certificates of deposit  468,800      6,077     5.21
                                           ----------   --------
      Total interest-bearing deposits       6,316,270     45,734     2.91
  Short-term borrowings                       414,485      4,927     4.78
  Long-term debt                                2,114         49     9.24
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,732,869     50,710     3.03
                                           ==========   --------
Net interest income and net interest margin             $108,161     5.02%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,548,444
  Preferred shareholders' equity                  484
  Common shareholders' equity               1,020,779
  Total assets                              9,429,322





ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

            As of March 31, 2001, there have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 2000 in the corporation's annual report on Form 10-K.



                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

      b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.









              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer hereunto duly authorized.



                                            FIRST VIRGINIA BANKS, INC.


                                             /s/ Richard F. Bowman
         May 14, 2001                      --------------------------
                                             Richard F. Bowman,
                                             Executive Vice President,
                                             Treasurer and
                                             Chief Financial Officer