Form 10-Q
period 2001-06-30
FIRST VIRGINIA BANKS INC
filed 2001-08-14
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended                 Commission file number 1-6580
           June 30, 2001


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


               On July 31, 2001, there were 48,279,847 shares of common stock outstanding.



     This report contains a total of 22 pages.






                                    INDEX
                                                                  Page

                                                               ---------
     PART I - Financial Information


        Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - June 30,
              2001 and 2000, and December 31, 2000 (Unaudited)    3/ 4

           Condensed Consolidated Statements of Income - Three
              months and six months ended June 30, 2001 and
              2000 (Unaudited)                                    5/ 6

           Condensed Consolidated Statements of Shareholders'
              Equity - Six months ended June 30, 2001
              and 2000 (Unaudited)                                7/ 8

           Condensed Consolidated Statements of Cash
              Flows - Six months ended June 30, 2001
              and 2000 (Unaudited)                                 9

           Notes to Condensed Consolidated Financial
              Statements (Unaudited)                             10/13


        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         14/20

        Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                       21


     PART II - Other Information


        Item 4.  Submission of Matters to a Vote of
                   Security Holders                                21


        Item 6.  Exhibits and Reports on Form 8-K                  21













                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------
        (Dollars in thousands, except per share data)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

-------------------------------------------------------------------------------
                                               June 30   December 31  June 30
                                                 2001       2000        2000
-------------------------------------------------------------------------------

ASSETS
Cash and due from banks                       $  312,600 $  322,966 $  337,202
Money market investments                         280,607    190,443    120,880
-------------------------------------------------------------------------------
Total cash and cash equivalents                  593,207    513,409    458,082
-------------------------------------------------------------------------------
Securities - available for sale                   58,200    110,989    115,405
Securities - held to maturity (fair values of
   $2,343,893, $2,045,431 and $1,905,425)      2,332,093  2,053,119  1,946,649
-------------------------------------------------------------------------------
Total securities                               2,390,293  2,164,108  2,062,054
-------------------------------------------------------------------------------
Loans, net of unearned income                  6,270,081  6,366,464  6,433,544
Allowance for loan losses                        (68,670)   (70,300)   (71,053)
-------------------------------------------------------------------------------
Net loans                                      6,201,411  6,296,164  6,362,491
-------------------------------------------------------------------------------
Other earning assets                              17,872     18,717     19,743
Premises and equipment                           146,279    150,323    154,532
Intangible assets                                150,413    157,777    165,213
Accrued income and other assets                  206,679    215,971    193,505
-------------------------------------------------------------------------------
Total assets                                  $9,706,154 $9,516,469 $9,415,620
===============================================================================





















CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)(Continued)

-------------------------------------------------------------------------------
                                               June 30   December 31  June 30
                                                 2001       2000        2000
-------------------------------------------------------------------------------

LIABILITIES
Deposits:
   Noninterest-bearing                        $1,652,565 $1,618,901 $1,641,169
   Interest-bearing:
        Interest checking                      1,504,070  1,524,943  1,486,169
        Money market accounts                    947,606    874,421    931,142
        Savings deposits                       1,002,492    983,781  1,053,701
        Consumer certificates of deposit       2,321,168  2,323,733  2,284,483
        Large denomination
          certificates of deposit                506,021    500,037    462,885
-------------------------------------------------------------------------------
Total deposits                                 7,933,922  7,825,816  7,859,549
-------------------------------------------------------------------------------
Short-term borrowings                            578,938    539,469    453,719
Long-term debt                                       539      1,116      1,670
Accrued interest and other liabilities           155,647    157,362    128,756
-------------------------------------------------------------------------------
Total liabilities                              8,669,046  8,523,763  8,443,694
-------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       427        451        454
Common stock, $1 par value                        46,164     46,143     46,625
Capital surplus                                    1,205        612        -
Retained earnings                                987,329    945,241    926,221
Accumulated other comprehensive income (loss)      1,983        259     (1,374)
-------------------------------------------------------------------------------
Total shareholders' equity                     1,037,108    992,706    971,926
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity    $9,706,154 $9,516,469 $9,415,620
===============================================================================

See notes to condensed consolidated financial statements.


















CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

-------------------------------------------------------------------------------
                                        Three Months Ended    Six Months Ended
                                             June 30              June 30
                                          2001      2000       2001      2000
-------------------------------------------------------------------------------

Interest income:
     Loans                              $123,586 $127,311    $249,831 $253,180
     Securities - available for sale         880    1,506       1,966    3,041
     Securities - held to maturity        28,870   24,640      56,369   50,458
     Money market investments              6,660    5,654      12,647    8,990
     Other earning assets                    291      409         608      926
-------------------------------------------------------------------------------
Total interest income                    160,287  159,520     321,421  316,595
-------------------------------------------------------------------------------

Interest expense:
     Deposits                             49,291   46,813      99,757   92,547
     Short-term borrowings                 4,904    5,783      11,283   10,710
     Long-term debt                           21       42          49       91
-------------------------------------------------------------------------------
Total interest expense                    54,216   52,638     111,089  103,348
-------------------------------------------------------------------------------
Net interest income                      106,071  106,882     210,332  213,247
Provision for loan losses                  2,138    3,135       3,001    5,442
-------------------------------------------------------------------------------
Net interest income after provision
 for loan losses                         103,933  103,747     207,331  207,805
-------------------------------------------------------------------------------




























CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Continued)

-------------------------------------------------------------------------------
                                        Three Months Ended   Six Months Ended
                                             June 30              June 30
                                          2001      2000       2001      2000
-------------------------------------------------------------------------------

Net interest income after provision
 for loan losses                         103,933  103,747     207,331  207,805
-------------------------------------------------------------------------------
Noninterest income:
    Service charges on deposit accounts   16,148   14,657      32,157   28,875
    Electronic banking service fees        4,415    3,318       8,344    5,853
    Trust and asset management fees        3,243    3,239       6,420    6,445
    Insurance premiums and commissions     1,809    1,668       3,708    3,440
    Other                                  4,323    5,678      16,567   10,912
    Securities gains                       3,035        8       4,503        8
-------------------------------------------------------------------------------
Total noninterest income                  32,973   28,568      71,699   55,533
-------------------------------------------------------------------------------

Noninterest expense:
    Salaries and employee benefits        46,360   45,755      92,776   91,614
    Occupancy                              6,443    6,569      13,076   13,295
    Equipment                              8,206    7,986      16,586   16,058
    Amortization of intangibles            3,682    3,679       7,364    7,351
    Other                                 15,514   15,651      30,510   30,614
-------------------------------------------------------------------------------
Total noninterest expense                 80,205   79,640     160,312  158,932
-------------------------------------------------------------------------------
Income before income taxes                56,701   52,675     118,718  104,406
Provision for income taxes                19,316   18,196      41,071   35,734
-------------------------------------------------------------------------------
Net income                              $ 37,385 $ 34,479    $ 77,647 $ 68,672
===============================================================================

Net income per share of common stock:
    Basic                               $    .81 $    .73    $   1.68 $   1.43
    Diluted                                  .81      .73        1.68     1.43

Average shares of common stock outstanding:
    Basic                                 46,162   47,226      46,157   47,958
    Diluted                               46,352   47,420      46,353   48,149

See notes to condensed consolidated financial statements.













CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(Unaudited)

-------------------------------------------------------------------------------
                                                             Accum-
                                                             ulated
                                                             Other
                                                             Compre-   Total
                             Pre-                            Hensive   Share-
                            ferred  Common Capital Retained  Income   holders'
                             Stock   Stock Surplus Earnings  (Loss)    Equity
-------------------------------------------------------------------------------


Balance January 1, 2000     $  485 $49,162  $  -   $982,357 $(1,517)$1,030,487
Comprehensive income:
  Net income                                         68,672             68,672
  Unrealized gains on
    securities available for
    sale                                                        143        143
                                                                    -----------
Total comprehensive income                                              68,815
                                                                    -----------
Conversion of preferred
  to common stock              (31)      6      25                         -
Issuance of shares for
  stock options                         16     505                         521
Common stock purchased
  and retired                       (2,559)   (530) (90,197)           (93,286)
Dividends declared:
  Preferred stock                                       (16)               (16)
  Common stock $.73 per share                       (34,595)           (34,595)
-------------------------------------------------------------------------------
Balance June 30, 2000       $  454 $46,625  $  -   $926,221 $(1,374)$  971,926
===============================================================================



















CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(Unaudited)(Continued)

-------------------------------------------------------------------------------
                                                             Accum-
                                                             ulated
                                                             Other     Total
                             Pre-                            Compre-   Share-
                            ferred  Common Capital Retained  hensive  holders'
                             Stock   Stock Surplus Earnings  Income    Equity
-------------------------------------------------------------------------------

Balance January 1, 2001     $  451 $46,143  $  612 $945,241 $   259 $  992,706
Comprehensive income:
  Net income                                         77,647             77,647
  Unrealized gains on
    securities available for
    sale                                                      1,724      1,724
                                                                    -----------
Total comprehensive income                                              79,371
                                                                    -----------
Conversion of preferred
  to common stock              (24)      5      19                         -
Issuance of shares for
  stock options                         18     687                         705
Common stock purchased
  and retired                           (2)   (113)                       (115)
Dividends declared:
  Preferred stock                                       (14)               (14)
  Common stock $.77 per share                       (35,545)           (35,545)
-------------------------------------------------------------------------------
Balance June 30, 2001       $  427 $46,164  $1,205 $987,329 $ 1,983 $1,037,108
===============================================================================

See notes to condensed consolidated financial statements.





















CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

-------------------------------------------------------------------------------
Six Months Ended June 30                                     2001       2000
-------------------------------------------------------------------------------

Net cash provided by operating activities                  $ 93,406   $ 92,279
-------------------------------------------------------------------------------
Investing activities:
     Proceeds from the sale of available
        for sale securities                                  80,191        750
     Proceeds from the maturity of held to
        maturity securities                               1,906,395    507,661
     Purchases of held to maturity securities            (2,199,066)  (537,589)
     Net(increase) decrease in loans                         91,753    (52,651)
     Purchases of premises and equipment                     (4,114)    (5,680)
     Sales of premises and equipment                          1,355        752
     Intangible assets acquired                                 -       (2,203)
     Other                                                   (2,620)     1,666
-------------------------------------------------------------------------------
Net cash used for investing activities                     (126,106)   (87,294)
-------------------------------------------------------------------------------
Financing activities:
     Net increase (decrease) in deposits                    108,106     (4,399)
     Net increase in short-term borrowings                   39,469     33,422
     Principal payments on long-term debt                      (577)      (535)
     Common stock purchased and retired                        (115)   (93,286)
     Proceeds from issuance of common stock                     705        521
     Cash dividends paid                                    (35,090)   (35,049)
-------------------------------------------------------------------------------
Net cash provided by financing activities                   112,498    (99,326)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         79,798    (94,341)
Cash and cash equivalents at beginning of year              513,409    552,423
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $593,207   $458,082
===============================================================================
Cash paid for:
     Interest                                              $109,136   $102,265
     Income taxes                                            43,373     35,889
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

2. SECURITIES

     The following reflects the amortized cost of securities and the related approximate fair values:

-------------------------------------------------------------------------------
                                       June 30, 2001          June 30, 2000
-------------------------------------------------------------------------------
                                    Amortized     Fair     Amortized    Fair
                                       Cost       Value       Cost      Value
-------------------------------------------------------------------------------

Available for sale:
U.S. Government and its agencies   $   45,583 $   45,957 $  106,444 $  105,074
Other                                   9,395     12,243     11,081     10,331
-------------------------------------------------------------------------------
    Total                          $   54,978 $   58,200 $  117,525 $  115,405
===============================================================================

Held to maturity:
U.S. Government and its agencies   $1,979,064 $1,986,637 $1,634,392 $1,597,932
State and municipal obligations       353,029    357,256    312,257    307,493
-------------------------------------------------------------------------------
    Total                          $2,332,093 $2,343,893 $1,946,649 $1,905,425
===============================================================================









NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

3. LOANS

     Loans consisted of:

-------------------------------------------------------------------------------
June 30                                                   2001          2000
-------------------------------------------------------------------------------

Consumer:
   Automobile                                         $3,176,954    $3,246,413
   Home equity, fixed- and variable-rate                 689,031       794,536
   Revolving credit loans                                 33,409        29,723
   Other                                                 157,922       177,819
Commercial                                               885,784       882,218
Construction and land development                        141,181       178,690
Real estate:
   Commercial mortgage                                   490,978       424,336
   Residential mortgage                                  694,822       699,809
-------------------------------------------------------------------------------
Total loans, net of unearned income
    of $116,918 and $136,835                          $6,270,081    $6,433,544
===============================================================================



4. ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses was:

-------------------------------------------------------------------------------
                                        Three Months Ended   Six Months Ended
                                              June 30             June 30
                                           2001      2000      2001      2000
-------------------------------------------------------------------------------

Balance at beginning of period            $68,914  $70,225    $70,300  $70,119
Provision charged to operating expense      2,138    3,135      3,001    5,442
-------------------------------------------------------------------------------
Balance before charge-offs                 71,052   73,360     73,301   75,561
Charge-offs                                 3,232    3,234      7,264    6,402
Recoveries                                    850      927      2,633    1,894
-------------------------------------------------------------------------------
Balance at June 30                        $68,670  $71,053    $68,670  $71,053
===============================================================================

Percentage of annualized net
   charge-offs to average loans               .15%     .14%       .15%     .14%

Percentage of allowance for loan
   losses to period-end loans                                    1.10     1.10






NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

5. OTHER NONINTEREST INCOME

     Other noninterest income for the six months ending June 30, 2001 included $7.749 million from the sale of the corporation's interest in Star Systems, Inc., which was exchanged for shares of Concord EFS, Inc.

6. FEDERAL INCOME TAX

     The reconcilement of income tax computed at the federal statutory tax rates to the provision for income taxes was as follows:

                          Three Months Ended             Six Months Ended
                                June 30                       June 30
                          2001           2000           2001            2000
-------------------------------------------------------------------------------
                      Amount  Pct    Amount  Pct    Amount  Pct    Amount  Pct
-------------------------------------------------------------------------------

Statutory rate         $19,845 35.0% $18,436 35.0%  $41,551 35.0% $36,542 35.0%
Nontaxable interest on
 municipal obligations  (1,199)(2.1)  (1,217)(2.3)   (2,335)(2.0)  (2,476)(2.4)
State taxes, net of
 Federal tax benefit       406  0.7      415  0.7     1,064  0.9      672  0.6
Nondeductible goodwill     572  0.9      568  1.1     1,143  1.0    1,135  1.1
Other items               (308)(0.5)      (6)  -       (352)(0.3)    (139)(0.1)
-------------------------------------------------------------------------------
Effective rate         $19,316 34.0% $18,196 34.5%  $41,071 34.6% $35,734 34.2%
===============================================================================

7. PREFERRED AND COMMON STOCK

     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:

-------------------------------------------------------------------------------
                                           June 30    December 31  June 30
       Series    Dividends                   2001         2000       2000
-------------------------------------------------------------------------------
         A           5%                     15,935       16,548     16,761
         B           7%                      3,290        3,290      3,290
         C           7%                      5,072        5,372      5,372
         D           8%                     18,350       19,927     19,927
-------------------------------------------------------------------------------
Total preferred shares                      42,647       45,137     45,350
===============================================================================


     The Series A, Series B and Series D shares are convertible into two and one-fourth shares of common stock, and the Series C shares are convertible into one and eight-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share.
     There are 175,000,000 shares of common stock, par value $1.00 per share, authorized and 46,164,000, 46,143,000 and 46,625,000 shares were outstanding at June 30, 2001, December 31, 2000, and June 30, 2000, respectively. Options to purchase 988,333 shares of common stock were outstanding on June 30, 2001. A total of 3,054,779 shares of common stock were reserved at June 30, 2001:
93,671 shares for the conversion of preferred stock and 2,961,108 shares for stock options.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

8. EARNINGS PER SHARE

     Earnings per share computations are as follows:

-------------------------------------------------------------------------------
                                         Three Months Ended   Six Months Ended
                                               June 30             June 30
                                           2001      2000      2001      2000
-------------------------------------------------------------------------------

Basic:

Net income                                $37,385  $34,479    $77,647  $68,672
Preferred stock dividends                       7        8         14       16
-------------------------------------------------------------------------------
Net income applicable to common stock     $37,378  $34,471    $77,633  $68,688
-------------------------------------------------------------------------------

Average common shares outstanding (000s)   46,162   47,226     46,157   47,958

Earnings per share of common stock        $   .81  $   .73    $  1.68  $  1.43
===============================================================================

Diluted:

Net income                                $37,385  $34,479    $77,647  $68,672

Average common shares outstanding (000s)   46,162   47,226     46,157   47,958
Dilutive effect of stock options (000s)        95       89         99       86
Conversion of preferred stock (000s)           95      105         97      105
-------------------------------------------------------------------------------
Total average common shares (000s)         46,352   47,420     46,353   48,149
-------------------------------------------------------------------------------

Earnings per share of common stock        $   .81  $   .73    $  1.68  $  1.43
===============================================================================


   Options which were not included in the calculation of diluted earnings per share because the options' exercise price was greater than the average market price were:
-------------------------------------------------------------------------------
                                         Three Months Ended   Six Months Ended
                                               June 30             June 30
                                           2001      2000      2001      2000
-------------------------------------------------------------------------------
Options (000s)                                327      648        254      648
Weighted average price                    $ 49.25  $ 46.06    $ 50.34  $ 46.06
-------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------
        (Dollars in thousands, except per share data)

QUARTERLY RESULTS:

     First Virginia Banks, Inc. reported an 11% increase in second quarter earnings per share to $.81 compared to the $.73 earned in the 2000 second quarter. The return on average assets increased to 1.55% compared to 1.46% in the prior year's second quarter, and the return on average shareholders' equity increased to 14.54% compared to 13.99%. Net income for the second quarter totaled $37.385 million compared to $34.479 million in 2000. In the second quarter, First Virginia sold its interest in Concord EFS, Inc. and recognized an after-tax gain of $1.853 million. This is in addition to the $4.735 million after-tax gain recognized in the first quarter when the corporation exchanged its interest in Star Systems, Inc. for Concord EFS, Inc. stock. Excluding the gain, earnings per share in the second quarter equaled $.77, the return on average assets was 1.47% and the return on average shareholders' equity was 13.83%. Cash basis recurring income, which excludes both the effects of intangible assets and their related amortization and the gain on the sale of the Concord EFS, Inc. stock, equaled $38.583 million in the second quarter compared to $37.507 million in the prior year's second quarter. Cash basis recurring income produced a return on average tangible assets of 1.63% in the second quarter and a return on average tangible shareholders' equity of 17.61%.

     For the first six months of 2001, earnings per share increased 17% to $1.68 compared to the $1.43 earned in the comparable period of 2000. Net income for the first six months totaled $77.647 million compared to $68.672 million in 2000. The returns on average assets and average shareholders' equity were 1.63% and 15.27%, respectively, for the first six months of 2001 compared to 1.46% and 13.69% in the first six months of 2000. Excluding the gains on the sale of Star Systems, Inc. and Concord EFS, Inc., earnings per share for the first six months equaled $1.53, the return on average assets was 1.49% and the return on average shareholders' equity was 13.98%. Cash basis recurring income equaled $77.161 million for the first six months of 2001 compared to $74.706 million in the first six months of 2000. The recurring cash basis return on average tangible assets equaled 1.64% in the first six months of 2001, and the return on average tangible shareholders' equity was 17.88%.

     Total assets at June 30, 2001, were $9.706 billion compared to $9.416 billion at June 30, 2000. Average loans declined less than 1% in the second quarter to $6.245 billion compared to the $6.292 billion in the first quarter. While average loans declined during the quarter, by quarter's end new loan demand was increasing in commercial, real estate and automobile loans. Commercial loans declined during the quarter, a direct result of automobile dealers reducing their floor plan loans to get their inventory in line with sales. Average real estate loans increased at an annualized rate of 15% during the second quarter and should increase strongly in the third quarter as lower interest rates encourage consumers to refinance existing real estate loans and assume new home equity debt. Average deposits increased at a 7% annualized rate over the first quarter with growth in virtually every category including demand deposits, which rose at a 16% annualized pace over the first quarter, and insured money market accounts, which increased at a 19% annualized pace. The net interest margin declined slightly during the second quarter to 4.84% compared to the 4.88% realized in the previous two quarters and the 5.00% rate realized in the second quarter of 2000.

     A traditional area of strength for First Virginia is in the quality of its assets. Nonperforming assets continued to decline despite the weak economy and were down 11% to $17.992 million at June 30, 2001, compared to $20.214 million at the end of the prior year's second quarter. As a percentage of total loans, nonperforming assets declined to a historic low of .29% compared to .31% in the second quarter of 2000. Net charge-offs in the second quarter remained low at $2.382 million or .15% of average loans, a slight increase compared to the $2.307 million or .14% of average loans in the prior year's quarter. Loans past due 90 days or more declined to $11.057 million or .18% of loans at June 30, 2001, compared to $12.230 million or .20% of loans at March 31, 2001. The allowance for loan losses, which covers annualized net charge-offs 7.21 times and represents 473% of nonperforming loans, remained unchanged at 1.10% of outstanding loans. The provision for loan loss expense declined 32% to $2.138 million in the second quarter of 2001 compared to $3.135 million in the prior year's second quarter as a result of a lower level of loans and the continued excellent quality of the corporation's loans.


     A summary of nonperforming and delinquent loans is as follows:

-----------------------------------------------------------------------------
June 30                                                    2001        2000
-----------------------------------------------------------------------------
Nonaccruing loans                                        $13,600     $15,338
Restructured loans                                           929       1,580
Properties acquired by foreclosure                         3,463       3,296
-----------------------------------------------------------------------------
Total nonperforming assets                               $17,992     $20,214
=============================================================================
Percentage of total loans and foreclosed real estate         .29%        .31%
Loans 90 days past due and still accruing interest       $11,057     $10,041
Percentage of total loans                                    .18%        .16%
=============================================================================

     Noninterest income rose 15% compared to the prior year's second quarter and is up 29% for the first six months. Excluding $10.781 million in pre-tax gains on the sale of Star Systems, Inc. and Concord EFS, Inc. in the first and second quarters, noninterest income for the first six months of 2001 increased 10% compared to 2000. Service charge income on deposit accounts rose 10% in the second quarter and is up 11% for the first six months. Reflecting the strength of the corporation's electronic delivery capabilities, fees from electronic banking services increased 33% in the second quarter and are up 43% for the first six months compared to 2000. Increased demand for title insurance and sales of commercial insurance lines to businesses resulted in an 8% increase in insurance income during the second quarter compared to 2000.

     Noninterest expense was virtually unchanged from the first quarter and is up less than 1% for the first six months of 2001 compared to the prior year. There were no material changes in individual expense categories from the prior year's second quarter or the first quarter of 2001. The efficiency ratio, which remains better than First Virginia's peer group of banks, was relatively unchanged in the second quarter at 55.5% compared to 55.2% in the prior year's second quarter, and was 55.9% for the first six months of 2001 compared to 55.6% in the same period of 2000.

     Total shareholders' equity exceeded one billion dollars at June 30, 2001. Total equity was $1.037 billion and each share of First Virginia stock had a book value of $22.46, an increase of 8% compared to $20.84 at June 30, 2000. The Tier 1 capital leverage ratio continued to expand and equaled 9.32% at June 30, 2001, compared to 8.72% at the end of the prior year's second quarter. The corporation did not repurchase any of its shares of stock during the first six months of 2001 and has 2.125 million shares remaining in its currently authorized share repurchase program. At June 30, 2001, there were 46.164 million shares outstanding.

     The previously reported acquisition of James River Bankshares, Inc. was approved by its shareholders on June 27, and the acquisition was completed on July 2, 2001.

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; First Virginia has been using the purchase method for all acquisitions effected since 1993. Statement 142, which will become effective January 1, 2002, will require that First Virginia reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period or impairment loss adjustments by the end of the first interim period after adoption. Statement 142 also requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142.

     As of the date of adoption, First Virginia expects to have unamortized goodwill in the amount of $149 million and unamortized identifiable intangible assets in the amount of $58 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $6.7 million and $3.3 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on First Virginia's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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


AVERAGE BALANCES AND INTEREST RATES (Unaudited)

-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
Three Months Ended June 30, 2001             Balance    Expense     Rate
-------------------------------------------------------------------------

ASSETS
Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $   59,622   $    771     5.19%
    Other*                                     16,252        109     3.70
  Securities-held to maturity:
    U.S. Government and its agencies        1,658,415     25,030     6.04
    State, municipal and other*               326,549      4,820     5.90
                                           ----------   --------
      Total securities                      2,060,838     30,730     5.97
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,040,482     80,240     7.96
    Real estate                             1,163,821     23,675     8.15
    Other*                                  1,040,658     20,405     7.93
                                           ----------   --------
      Total loans                           6,244,961    124,320     7.98
                                           ----------   --------
  Money market investments                    605,634      6,660     4.41
  Other earning assets                         18,619        291     6.26
                                           ----------   --------
      Total earning assets and income      $8,930,052    162,001     7.27
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,523,337      1,560     0.41
  Money market accounts                       931,008      7,077     3.05
  Savings deposits                            998,277      3,167     1.27
  Consumer certificates of deposit          2,325,116     30,382     5.24
  Large denomination certificates of deposit  512,299      7,105     5.56
                                           ----------   --------
      Total interest-bearing deposits       6,290,037     49,291     3.14
  Short-term borrowings                       554,282      4,904     3.55
  Long-term debt                                  729         21    11.86
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,845,048     54,216     3.18
                                           ==========   --------
Net interest income and net interest margin             $107,785     4.84%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,617,300
  Preferred shareholders' equity                  433
  Common shareholders' equity               1,027,914
  Total assets                              9,642,866




AVERAGE BALANCES AND INTEREST RATES (Unaudited)

-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
Three Months Ended June 30, 2000             Balance    Expense     Rate
-------------------------------------------------------------------------

ASSETS
Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $  105,595   $  1,378     5.25%
    Other*                                      9,282        128     6.81
  Securities-held to maturity:
    U.S. Government and its agencies        1,460,956     20,928     5.74
    State, municipal and other*               319,632      4,713     5.90
                                           ----------   --------
      Total Securities                      1,895,465     27,147     5.75
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,255,985     84,910     8.01
    Real estate                             1,122,773     21,053     7.53
    Other*                                  1,046,504     22,023     8.53
                                           ----------   --------
      Total loans                           6,425,262    127,986     8.00
                                           ----------   --------
  Money market investments                    369,344      5,653     6.16
  Other earning assets                         23,025        409     7.11
                                           ----------   --------
      Total earning assets and income      $8,713,096    161,195     7.43
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,522,881      2,244     0.59
  Money market accounts                       956,066      7,413     3.12
  Savings deposits                          1,063,448      3,992     1.51
  Consumer certificates of deposit          2,286,588     26,975     4.74
  Large denomination certificates of deposit  464,291      6,189     5.36
                                           ----------   --------
      Total interest-bearing deposits       6,293,274     46,813     2.99
  Short-term borrowings                       430,384      5,783     5.40
  Long-term debt                                1,846         42     9.21
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,725,504     52,638     3.15
                                           ==========   --------
Net interest income and net interest margin             $108,557     5.00%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,601,967
  Preferred shareholders' equity                  481
  Common shareholders' equity                 985,310
  Total assets                              9,444,268




AVERAGE BALANCES AND INTEREST RATES (Unaudited)

-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
Six Months Ended June 30, 2001               Balance    Expense     Rate
-------------------------------------------------------------------------

Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $   67,960   $  1,748     5.19%
    Other*                                     12,744        218     4.72
  Securities-held to maturity:
    U.S. Government and its agencies        1,621,676     48,736     6.02
    State, municipal and other*               320,934      9,513     5.93
                                           ----------   --------
      Total Securities                      2,023,314     60,215     5.97
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,055,723    161,768     8.03
    Real estate                             1,143,495     46,451     8.18
    Other*                                  1,069,376     43,030     8.16
                                           ----------   --------
      Total loans                           6,268,594    251,249     8.07
                                           ----------   --------
  Money market investments                    521,721     12,647     4.89
  Other earning assets                         18,625        609     6.52
                                           ----------   --------
      Total earning assets and income      $8,832,254    324,720     7.40
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,513,881      3,320     0.44
  Money market accounts                       910,118     14,235     3.15
  Savings deposits                            990,669      6,766     1.38
  Consumer certificates of deposit          2,329,833     61,200     5.30
  Large denomination certificates of deposit  505,171     14,236     5.68
                                           ----------   --------
      Total interest-bearing deposits       6,249,672     99,757     3.22
  Short-term borrowings                       545,091     11,283     4.17
  Long-term debt                                  871         49    11.33
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,795,634    111,089     3.30
                                           ==========   --------
Net interest income and net interest margin             $213,631     4.86%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,585,504
  Preferred shareholders' equity                  439
  Common shareholders' equity               1,016,261
  Total assets                              9,545,867






AVERAGE BALANCES AND INTEREST RATES (Unaudited)

-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
Six Months Ended June 30, 2000               Balance    Expense     Rate
-------------------------------------------------------------------------

Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $  105,822   $  2,756     5.24%
    Other*                                      9,771        285     7.22
  Securities-held to maturity:
    U.S. Government and its agencies        1,495,372     42,729     5.73
    State, municipal and other*               332,736      9,812     5.90
                                           ----------   --------
      Total Securities                      1,943,701     55,582     5.74
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,257,663    169,260     7.98
    Real estate                             1,123,887     42,071     7.52
    Other*                                  1,028,587     43,237     8.50
                                           ----------   --------
      Total loans                           6,410,137    254,568     7.98
                                           ----------   --------
  Money market investments                    304,853      8,990     5.93
  Other earning assets                         25,212        926     7.35
                                           ----------   --------
      Total earning assets and income      $8,683,903    320,066     7.40
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,519,023      4,507     0.60
  Money market accounts                       956,794     14,595     3.07
  Savings deposits                          1,063,586      7,988     1.51
  Consumer certificates of deposit          2,298,824     53,190     4.66
  Large denomination certificates of deposit  466,545     12,267     5.29
                                           ----------   --------
      Total interest-bearing deposits       6,304,772     92,547     2.95
  Short-term borrowings                       422,435     10,710     5.10
  Long-term debt                                1,980         91     9.23
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,729,187    103,348     3.09
                                           ==========   --------
Net interest income and net interest margin             $216,718     5.01%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,575,206
  Preferred shareholders' equity                  483
  Common shareholders' equity               1,003,044
  Total assets                              9,436,795






ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

            As of June 30, 2001, there have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 2000 in the corporation's annual report on Form 10-K.



                         PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     a) An Annual Meeting of Shareholders was held on Friday, April 27, 2001. Proxies for the meeting were solicited pursuant to Regulation 14 under the Act.

     b) There was no solicitation in opposition to the management nominees as listed in the proxy statement and all such nominees were elected. The following directors were elected at the meeting:


          Management nominee:           Voted For      Withheld

          Jennifer S. Banner            37,622,402     364,551
          Edward L. Breeden, III        37,641,433     345,520
          Eric C. Kendrick              37,647,724     339,229
          Joseph W. Richmond, Jr.       37,614,321     372,632
          Robert H. Zalokar             37,640,752     346,201

     c) Among other matters voted on at the meeting was the following:

          i) The appointment of KPMG LLP as independent auditors.

          Voted For                Voted Against       Abstained

          37,634,857               209,963             142,133

          There were no "broker non-votes" with respect to any of the director nominees or the ratification of auditors.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

     b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.







              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer hereunto duly authorized.



                                            FIRST VIRGINIA BANKS, INC.


                                             /s/ Richard F. Bowman
         August 14, 2001                    --------------------------
                                             Richard F. Bowman,
                                             Executive Vice President,
                                             Treasurer and
                                             Chief Financial Officer