Form 10-Q
period 2001-09-30
FIRST VIRGINIA BANKS INC
filed 2001-11-14
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended                 Commission file number 1-6580
        September 30, 2001


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


               On October 31, 2001, there were 47,813,811 shares of common stock outstanding.



     This report contains a total of 22 pages.





                                    INDEX
                                                                  Page

                                                               ---------
     PART I - Financial Information


        Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - Sept. 30,
              2001 and 2000, and December 31, 2000 (Unaudited)    3/ 4

           Condensed Consolidated Statements of Income - Three
              months and nine months ended Sept. 30, 2001 and
              2000 (Unaudited)                                    5/ 6

           Condensed Consolidated Statements of Shareholders'
              Equity - Nine months ended Sept. 30, 2001
              and 2000 (Unaudited)                                7/ 8

           Condensed Consolidated Statements of Cash
              Flows - Nine months ended Sept. 30, 2001
              and 2000 (Unaudited)                                 9

           Notes to Condensed Consolidated Financial
              Statements (Unaudited)                             10/14


        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         14/21

        Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                       22


     PART II - Other Information


        Item 6.  Exhibits and Reports on Form 8-K                  22


















                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------
        (Dollars in thousands, except per share data)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

-------------------------------------------------------------------------------
                                               Sept. 30    Dec.31     Sept. 30
                                                 2001       2000        2000
-------------------------------------------------------------------------------

ASSETS
Cash and due from banks                      $   280,768 $  322,966 $  295,643
Money market investments                         225,496    190,443    115,040
-------------------------------------------------------------------------------
Total cash and cash equivalents                  506,264    513,409    410,683
-------------------------------------------------------------------------------
Securities - available for sale                  435,716    110,989    114,529
Securities - held to maturity (fair values of
   $2,299,952, $2,045,431 and $2,049,962)      2,268,637  2,053,119  2,081,934
-------------------------------------------------------------------------------
Total securities                               2,704,353  2,164,108  2,196,463
-------------------------------------------------------------------------------
Loans, net of unearned income                  6,596,854  6,366,464  6,337,388
Allowance for loan losses                        (72,368)   (70,300)   (69,975)
-------------------------------------------------------------------------------
Net loans                                      6,524,486  6,296,164  6,267,413
-------------------------------------------------------------------------------
Other earning assets                              20,417     18,717     19,620
Premises and equipment                           154,574    150,323    151,917
Intangible assets                                204,009    157,777    160,616
Accrued income and other assets                  216,761    215,971    214,242
-------------------------------------------------------------------------------
Total assets                                 $10,330,864 $9,516,469 $9,420,954
===============================================================================





















CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)(Continued)

-------------------------------------------------------------------------------
                                               Sept. 30    Dec. 31    Sept. 30
                                                 2001       2000        2000
-------------------------------------------------------------------------------

LIABILITIES
Deposits:
   Noninterest-bearing                       $ 1,713,170 $1,618,901 $1,632,576
   Interest-bearing:
        Interest checking                      1,557,634  1,524,943  1,451,425
        Money market accounts                  1,044,561    874,421    895,194
        Savings deposits                       1,046,113    983,781  1,020,172
        Consumer certificates of deposit       2,466,059  2,323,733  2,341,532
        Large denomination
          certificates of deposit                524,180    500,037    473,775
-------------------------------------------------------------------------------
Total deposits                                 8,351,717  7,825,816  7,814,674
-------------------------------------------------------------------------------
Short-term borrowings                            646,297    539,469    486,710
Long-term debt                                    19,534      1,116      1,395
Accrued interest and other liabilities           164,601    157,362    146,253
-------------------------------------------------------------------------------
Total liabilities                              9,182,149  8,523,763  8,449,032
-------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                       424        451        452
Common stock, $1 par value                        48,021     46,143     46,141
Capital surplus                                   83,868        612         88
Retained earnings                              1,015,113    945,241    926,055
Accumulated other comprehensive income (loss)      1,289        259       (814)
-------------------------------------------------------------------------------
Total shareholders' equity                     1,148,715    992,706    971,922
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity   $10,330,864 $9,516,469 $9,420,954
===============================================================================

See notes to condensed consolidated financial statements.


















CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

-------------------------------------------------------------------------------
                                        Three Months Ended   Nine Months Ended
                                             Sept. 30             Sept. 30
                                          2001      2000       2001      2000
-------------------------------------------------------------------------------

Interest income:
     Loans                              $129,814 $129,232    $379,645 $382,412
     Securities - available for sale         814    1,486       2,780    4,527
     Securities - held to maturity        31,281   25,294      87,650   75,752
     Money market investments              5,859    6,779      18,506   15,769
     Other earning assets                    318      347         926    1,273
-------------------------------------------------------------------------------
Total interest income                    168,086  163,138     489,507  479,733
-------------------------------------------------------------------------------

Interest expense:
     Deposits                             50,263   50,022     150,020  142,569
     Short-term borrowings                 4,244    6,828      15,527   17,538
     Long-term debt                          294       42         343      133
-------------------------------------------------------------------------------
Total interest expense                    54,801   56,892     165,890  160,240
-------------------------------------------------------------------------------
Net interest income                      113,285  106,246     323,617  319,493
Provision for loan losses                  1,708    1,225       4,709    6,667
-------------------------------------------------------------------------------
Net interest income after provision
 for loan losses                         111,577  105,021     318,908  312,826
-------------------------------------------------------------------------------




























CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Continued)

-------------------------------------------------------------------------------
                                        Three Months Ended   Nine Months Ended
                                             Sept. 30             Sept. 30
                                          2001      2000       2001      2000
-------------------------------------------------------------------------------

Net interest income after provision
 for loan losses                         111,577  105,021     318,908  312,826
-------------------------------------------------------------------------------
Noninterest income:
    Service charges on deposit accounts   16,549   14,934      48,706   43,809
    Electronic banking service fees        4,561    3,878      12,905    9,731
    Trust and asset management fees        3,261    3,289       9,681    9,734
    Insurance premiums and commissions     2,003    1,686       5,711    5,126
    Other                                 18,629    6,229      35,196   17,141
    Securities gains                           2        3       4,505       11
-------------------------------------------------------------------------------
Total noninterest income                  45,005   30,019     116,704   85,552
-------------------------------------------------------------------------------

Noninterest expense:
    Salaries and employee benefits        49,387   46,897     142,163  138,511
    Occupancy                              6,795    6,594      19,871   19,889
    Equipment                              8,355    8,331      24,941   24,389
    Amortization of intangibles            3,799    3,689      11,163   11,040
    Other                                 16,726   14,997      47,236   45,611
-------------------------------------------------------------------------------
Total noninterest expense                 85,062   80,508     245,374  239,440
-------------------------------------------------------------------------------
Income before income taxes                71,520   54,532     190,238  158,938
Provision for income taxes                25,000   19,198      66,071   54,932
-------------------------------------------------------------------------------
Net income                              $ 46,520 $ 35,334    $124,167 $104,006
===============================================================================

Net income per share of common stock:
    Basic                               $    .96 $    .76    $   2.65 $   2.19
    Diluted                                  .96      .76        2.64     2.19

Average shares of common stock outstanding:
    Basic                                 48,212   46,232      46,849   47,378
    Diluted                               48,455   46,427      47,061   47,571

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
                             Stock   Stock Surplus Earnings  (Loss)    Equity
-------------------------------------------------------------------------------


Balance January 1, 2000    $  485 $49,162  $  -   $ 982,357 $(1,517)$1,030,487
Comprehensive income:
  Net income                                        104,006            104,006
  Unrealized gains on
    securities available for
    sale                                                        703        703
                                                                    -----------
Total comprehensive income                                             104,709
                                                                    -----------
Conversion of preferred
  to common stock             (33)      6      27                         -
Issuance of shares for
  stock options                        33   1,073                        1,106
Common stock purchased
  and retired                      (3,060) (1,012) (108,617)          (112,689)
Dividends declared:
  Preferred stock                                       (23)               (23)
  Common stock
    $1.10 per share                                 (51,668)           (51,668)
-------------------------------------------------------------------------------
Balance Sept. 30, 2000     $  452 $46,141  $   88 $ 926,055  $ (814)$  971,922
===============================================================================
















CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(Unaudited)(Continued)

-------------------------------------------------------------------------------
                                                             Accum-
                                                             ulated
                                                             Other     Total
                             Pre-                            Compre-   Share-
                            ferred  Common Capital Retained  hensive  holders'
                             Stock   Stock Surplus Earnings  Income    Equity
-------------------------------------------------------------------------------

Balance January 1, 2001    $  451 $46,143 $   612 $  945,241 $  259 $  992,706
Comprehensive income:
  Net income                                         124,167           124,167
  Unrealized gains on
    securities available for
    sale                                                      1,030      1,030
                                                                    -----------
Total comprehensive income                                             125,197
                                                                    -----------
Issuance of shares for
  an acquisition                    2,104  93,428                       95,532
Conversion of preferred
  to common stock             (27)      6      21                          -
Issuance of shares for
  stock options                        47   1,817                        1,864
Common stock purchased
  and retired                        (279)(12,010)                     (12,289)
Dividends declared:
  Preferred stock                                        (22)              (22)
  Common stock $1.16 per share                       (54,273)          (54,273)
-------------------------------------------------------------------------------
Balance Sept. 30, 2001     $  424 $48,021 $83,868 $1,015,113 $1,289 $1,148,715
===============================================================================

See notes to condensed consolidated financial statements.






















CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

-------------------------------------------------------------------------------
Nine Months Ended Sept. 30                                   2001       2000
-------------------------------------------------------------------------------

Net cash provided by operating activities                  $121,833   $110,913
-------------------------------------------------------------------------------
Investing activities:
     Proceeds from the sale of available
        for sale securities                                 189,384      2,253
     Proceeds from the maturity of held to
        maturity securities                               2,883,636    818,260
     Purchases of available for sale securities            (390,066)      -
     Purchases of held to maturity securities            (3,120,260)  (984,349)
     Net(increase) decrease in loans                          3,089     41,201
     Purchases of premises and equipment                     (6,981)    (7,103)
     Sales of premises and equipment                          2,509      2,830
     Intangible assets acquired                                 -       (1,295)
     Net cash of acquired bank                               20,257        -
     Net cash from bank disposition                          12,527        -
     Other                                                   13,544     23,140
-------------------------------------------------------------------------------
Net cash used for investing activities                     (392,361)  (105,063)
-------------------------------------------------------------------------------
Financing activities:
     Net increase (decrease) in deposits                    227,503    (49,274)
     Net increase in short-term borrowings                  103,988     66,413
     Principal payments on long-term debt                    (4,582)      (810)
     Common stock purchased and retired                     (12,289)  (112,689)
     Proceeds from issuance of common stock                   1,864      1,106
     Cash dividends paid                                    (53,101)   (52,336)
-------------------------------------------------------------------------------
Net cash provided by financing activities                   263,383   (147,590)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         (7,145)  (141,740)
Cash and cash equivalents at beginning of year              513,409    552,423
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $506,264   $410,683
===============================================================================
Cash paid for:
     Interest                                              $166,664   $155,613
     Income taxes                                            60,650     49,063
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

2. SECURITIES

     The following reflects the amortized cost of securities and the related approximate fair values:

-------------------------------------------------------------------------------
                                       Sept. 30, 2001        Sept. 30, 2000
-------------------------------------------------------------------------------
                                    Amortized     Fair     Amortized    Fair
                                       Cost       Value       Cost      Value
-------------------------------------------------------------------------------

Available for sale:
U.S. Government and its agencies   $  424,022 $  424,592 $  104,704 $  103,826
Other                                   9,620     11,124     11,081     10,703
-------------------------------------------------------------------------------
    Total                          $  433,642 $  435,716 $  115,785 $  114,529
===============================================================================

Held to maturity:
U.S. Government and its agencies   $1,885,037 $1,908,079 $1,779,083 $1,749,952
State and municipal obligations       381,521    389,736    302,851    300,010
Other                                   2,079      2,137        -          -
-------------------------------------------------------------------------------
    Total                          $2,268,637 $2,299,952 $2,081,934 $2,049,962
===============================================================================








NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

3. LOANS

     Loans consisted of:

-------------------------------------------------------------------------------
Sept. 30                                                  2001          2000
-------------------------------------------------------------------------------

Consumer:
   Automobile                                         $3,226,964    $3,219,449
   Home equity, fixed- and variable-rate                 703,831       770,148
   Revolving credit loans                                 34,326        30,809
   Other                                                 169,321       174,335
Commercial                                               927,463       861,711
Construction and land development                        155,560       161,463
Real estate:
   Commercial mortgage                                   660,502       431,076
   Residential mortgage                                  718,887       688,397
-------------------------------------------------------------------------------
Total loans, net of unearned income
    of $114,867 and $133,059                          $6,596,854    $6,337,388
===============================================================================



4. ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses was:

-------------------------------------------------------------------------------
                                        Three Months Ended   Nine Months Ended
                                              Sept. 30            Sept. 30
                                           2001      2000      2001      2000
-------------------------------------------------------------------------------

Balance at beginning of period            $68,670  $71,053    $70,300  $70,119
Increase attributable to an acquisition     5,479      -        5,479      -
Allowance on loans sold                    (1,331)     -       (1,331)     -
Provision charged to operating expense      1,708    1,225      4,709    6,667
-------------------------------------------------------------------------------
Balance before charge-offs                 74,526   72,278     79,157   76,786
Charge-offs                                 3,198    3,122     10,462    9,524
Recoveries                                  1,040      819      3,673    2,713
-------------------------------------------------------------------------------
Balance at Sept. 30                       $72,368  $69,975    $72,368  $69,975
===============================================================================

Percentage of annualized net
   charge-offs to average loans               .13%     .14%       .14%     .14%

Percentage of allowance for loan
   losses to period-end loans                                    1.10     1.10




NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


5. OTHER NONINTEREST INCOME

     Other noninterest income for the three months and nine months ended September 30, 2001 includes $13.789 million for the sale of First Vantage Bank-Tennessee. Other noninterest income for the nine months ended September 30, 2001 also includes $7.749 million from the sale of the corporation's interest in Star Systems, Inc., which was exchanged for shares of Concord EFS, Inc.

6. FEDERAL INCOME TAX

     The reconcilement of income tax computed at the federal statutory tax rates to the provision for income taxes was as follows:

                          Three Months Ended             Nine Months Ended
                               Sept. 30                      Sept. 30
                          2001           2000           2001           2000
-------------------------------------------------------------------------------
                      Amount  Pct    Amount  Pct    Amount  Pct    Amount  Pct
-------------------------------------------------------------------------------

Statutory rate         $25,032 35.0% $19,086 35.0%  $66,583 35.0% $55,628 35.0%
Nontaxable interest on
 municipal obligations  (1,356)(1.9)  (1,151)(2.1)   (3,691)(2.0)  (3,627)(2.3)
State taxes, net of
 Federal tax benefit       801  1.1      275  0.5     1,864  1.0      947  0.6
Nondeductible goodwill     528  0.7      567  1.0     1,671  0.9    1,703  1.1
Other items                 (5)  -       420  0.8      (357)(0.2)     281  0.2
-------------------------------------------------------------------------------
Effective rate         $25,000 34.9% $19,198 35.2%  $66,071 34.7% $54,932 34.6%
===============================================================================

7. PREFERRED AND COMMON STOCK

     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:

-------------------------------------------------------------------------------
                                           Sept. 30     Dec. 31    Sept. 30
       Series    Dividends                   2001         2000       2000
-------------------------------------------------------------------------------
         A           5%                     15,735       16,548     16,586
         B           7%                      3,290        3,290      3,290
         C           7%                      5,072        5,372      5,372
         D           8%                     18,296       19,927     19,927
-------------------------------------------------------------------------------
Total preferred shares                      42,393       45,137     45,175
===============================================================================

     The Series A, Series B and Series D shares are convertible into two and one-fourth shares of common stock, and the Series C shares are convertible into one and eight-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

     There are 175,000,000 shares of common stock, par value $1.00 per share, authorized and 48,021,000, 46,143,000 and 46,141,000 shares were outstanding at September 30, 2001, December 31, 2000, and September 30, 2000, respectively. Options to purchase 1,056,673 shares of common stock were outstanding on September 30, 2001. A total of 3,129,248 shares of common stock were reserved at September 30, 2001: 93,100 shares for the conversion of preferred stock and 3,036,148 shares for stock options.


8. EARNINGS PER SHARE

     Earnings per share computations are as follows:

-------------------------------------------------------------------------------
                                         Three Months Ended  Nine Months Ended
                                              Sept. 30            Sept. 30
                                           2001      2000      2001      2000
-------------------------------------------------------------------------------

Basic:

Net income                                $46,520  $35,334   $124,167 $104,006
Preferred stock dividends                       8        7         22       23
-------------------------------------------------------------------------------
Net income applicable to common stock     $46,512  $35,327   $124,145 $103,983
-------------------------------------------------------------------------------

Average common shares outstanding (000s)   48,212   46,232     46,849   47,378

Earnings per share of common stock        $   .96  $   .76   $   2.65 $   2.19
===============================================================================

Diluted:

Net income                                $46,520  $35,334   $124,167 $104,006

Average common shares outstanding (000s)   48,212   46,232     46,849   47,378
Dilutive effect of stock options (000s)       149       96        116       89
Conversion of preferred stock (000s)           94       99         96      104
-------------------------------------------------------------------------------
Total average common shares (000s)         48,455   46,427     47,061   47,571
-------------------------------------------------------------------------------

Earnings per share of common stock        $   .96  $   .76   $   2.64 $   2.19
===============================================================================












   Options which were not included in the calculation of diluted earnings per share because the options' exercise price was greater than the average market price were:
-------------------------------------------------------------------------------
                                      Three Months Ended     Nine Months Ended
                                           Sept. 30               Sept. 30
                                        2001      2000         2001      2000
-------------------------------------------------------------------------------
Options (000s)                            181       648          230       648
Weighted average price                $ 52.31   $ 46.06      $ 50.86   $ 46.06
-------------------------------------------------------------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------
        (Dollars in thousands, except per share data)

QUARTERLY RESULTS:

     First Virginia Banks, Inc. reported a 26% increase in third quarter earnings per share to $.96 compared to $.76 earned in the 2000 third quarter. The return on average assets increased to 1.81% compared to 1.50% in the prior year's third quarter, and the return on average shareholders' equity increased
to 16.25% compared to 14.63%.   Net income increased 32% to $46.520 million
compared to $35.334 million in the 2000 third quarter. In the third quarter of 2001, the corporation sold its banking affiliate serving the middle Tennessee market around Knoxville and recognized an after-tax gain of $8.425 million. Excluding nonrecurring gains, earnings per share in the third quarter increased 5% to $.79, the return on average assets was 1.48% and the return on average shareholders' equity was 13.31%. Cash basis recurring income, which excludes both the effects of intangible assets and their related amortization and the gain on the sale of the corporation's former Tennessee affiliate, equaled $41.179 million in the third quarter compared to $37.710 million in the prior year's third quarter. Cash basis recurring income produced a return on average tangible assets of 1.63% in the third quarter and a return on average tangible shareholders' equity of 17.54%.

     For the first nine months of 2001, earnings per share increased 21% to $2.64 compared to $2.19 earned in the comparable period of 2000. Net income for the first nine months increased 19% to $124.167 million compared to $104.006 million in 2000. The returns on average assets and average shareholders' equity were 1.69% and 15.62%, respectively, for the first nine months of 2001 compared to 1.47% and 14.00% in the first nine months of 2000. Excluding nonrecurring gains, earnings per share for the first nine months equaled $2.32, the return on average assets was 1.48% and the return on average shareholders' equity was 13.73%. Cash basis recurring income equaled $118.340 million for the first nine months of 2001 compared to $112.416 million in the first nine months of 2000. The recurring cash basis return on average tangible assets equaled 1.64% in the first nine months of 2001, and the return on average tangible shareholders' equity was 17.76%.

     On July 2, 2001, First Virginia acquired the $531 million James River Bankshares Corporation. This acquisition was accounted for as a purchase under the new rules proscribed by Statement of Financial Accounting Standards Nos. 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets." Accordingly, the results of operations for James River have been included in the financial statements since July 2, 2001, but not for prior periods.

     Total assets at September 30, 2001, increased 10% to $10.331 billion compared to $9.421 billion at September 30, 2000. Average loans increased 4% in the third quarter to $6.592 billion compared to $6.357 billion in the prior year's third quarter. Average indirect automobile loans grew at a 7% annualized pace compared to the second quarter as activity increased following a weaker than normal second quarter. For the first nine months of 2001, new automobile loan activity increased 16% compared to the first nine months of 2000. As a result of the corporation's aggressive promotion of 15-year mortgages and continued strength of the housing market in the corporation's trade area, this category of loans grew by $34 million during the quarter. Following several quarters of strong growth, commercial loan activity slowed during the quarter, primarily as a result of normal seasonal declines in loans to automobile dealers to finance new-car inventory and a reduction in demand as a result of a slowdown in the economy.

     Average deposits increased 7% to $8.365 billion compared to $7.835 billion in the prior years's third quarter. Both average demand and interest checking deposits increased 6% while money market accounts rose 12% as the corporation stressed its core relationship accounts. Average short-term borrowings, which represent balances maintained by large commercial customers utilizing the corporation's cash management services, increased 28% reflecting the increase in business customers.

     The net interest margin stabilized during the third quarter at 4.83% compared to 4.84% realized in the second quarter of 2001 but was down compared to 4.95% realized in the third quarter of 2000. Continued reductions in interest rates by the Federal Reserve to stimulate the economy had a relatively minor impact on First Virginia's net interest margin as its interest sensitive assets and liabilities are fairly equally balanced. The corporation maintains a highly liquid position in substantially all of its earning assets and interest-bearing liabilities and is relatively unaffected by changes in general interest rate levels.

     The pursuit of high-quality loans and assets continued to reap dividends for First Virginia, especially with the weakening of the economy and the impact of the terrorist events of September 11 on some sectors. First Virginia lends primarily in the communities in which it is located and to the highest quality borrowers with good collateral. First Virginia does not lend in the sub-prime markets and does not make loans with high loan to asset ratios. As a result of these policies, First Virginia's asset quality continued to be excellent. During the third quarter, the net charge-off ratio declined to .13% compared to
 .15% in the second quarter and .14% in the third quarter of 2000. For the first nine months of 2001, net charge-offs were $6.789 million or .14% of average loans compared to $6.811 million and .14% of average loans in the first nine months of 2000. Nonperforming assets also continued to decline and as a percentage of outstanding loans equaled .29% at September 30, 2001, matching the historic low achieved in the second quarter. Total nonperforming assets were $19.385 million compared to $17.992 million at the end of the second quarter which did not include $2.234 million in nonperforming assets added from the acquisition of James River Bankshares. The allowance for loan losses remained unchanged at 1.10% of outstanding loans as a consequence of the stability of the corporation's actual net charge-offs and nonperforming assets. The provision for loan loss expense increased 39% to $1.708 million in the third quarter of 2001 compared to $1.225 million in the prior year's third quarter primarily as a result of an increase in loan balances.


     A summary of nonperforming and delinquent loans is as follows:

-----------------------------------------------------------------------------
Sept. 30                                                   2001        2000
-----------------------------------------------------------------------------
Nonaccruing loans                                        $15,428     $13,458
Restructured loans                                         1,105       1,830
Properties acquired by foreclosure                         2,852       3,327
-----------------------------------------------------------------------------
Total nonperforming assets                               $19,385     $18,615
=============================================================================
Percentage of total loans and foreclosed real estate         .29%        .29%
Loans 90 days past due and still accruing interest       $13,165     $10,315
Percentage of total loans                                    .20%        .16%
=============================================================================

     Noninterest income rose 50% compared to the prior year's third quarter and is up 36% for the first nine months. Excluding a nonrecurring pretax gain of $13.789 million on the sale of the corporation's former affiliate in middle Tennessee in the third quarter, and $10.781 million in gains on the sale of Star Systems in the first and second quarters, noninterest income increased 8% compared to the third quarter of 2000 and 9% for the first nine months of 2001. Service charge income on deposit accounts rose 11% in the third quarter and first nine months as a result of increased customer activity. Electronic banking service fees continue to benefit from increased sales penetration and usage of the corporation's CheckCard and internet banking products as income from this area rose 18% in the third quarter compared to the prior year's third quarter and is up 33% for the first nine months. Insurance income increased 19% during the third quarter and 11% for the first nine months as a result of a 54% increase in title insurance commissions and a 28% increase in insurance sales to commercial customers.

     Noninterest expense in the third quarter increased 6% compared to the third quarter of 2000. However, if expenses of James River Bankshares are included in the comparable figures for the third quarter of 2000, noninterest expenses would have been relatively unchanged. For the first nine months, noninterest expenses rose 4%. Excluding the increase as a result of the addition of James River, noninterest expense would have increased by about 1% compared to the first nine months of 2000. First Virginia's efficiency ratio improved to 55.3% in the third quarter compared to 56.1% in the prior year's third quarter and was 55.7% for the first nine months of 2001 compared to 55.8% in the same period of 2000.

     Total shareholders' equity at September 30, 2001 was $1.149 billion and book value per share was $23.91, an increase of 14% compared to $21.05 at September 30, 2000. The Tier 1 capital leverage ratio equaled 9.34% at September 30, 2001, compared to 8.78% at the end of the prior year's third quarter. During the third quarter the corporation issued 2.104 million shares in connection with the acquisition of James River Bankshares Corporation. In addition, the corporation repurchased 271,300 shares of its stock in accordance with an existing share repurchase program and has 1.853 million shares remaining in the current authorization from the Board of Directors. The corporation intends to use the proceeds from the sale of its former Tennessee affiliate to repurchase shares originally issued to acquire its predecessor banks. At September 30, 2001, there were 48.021 million shares outstanding.


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

     As of the date of adoption, First Virginia expects to have unamortized goodwill in the amount of $151 million and unamortized identifiable intangible assets in the amount of $50 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $6.7 million and $4.8 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on First Virginia's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. Statement 144 is effective for fiscal years beginning after December 15, 2001. This statement is not expected to have a material impact on First Virginia's financial statements.

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








AVERAGE BALANCES AND INTEREST RATES (Unaudited)

-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
Three Months Ended Sept. 30, 2001            Balance    Expense     Rate
-------------------------------------------------------------------------

ASSETS
Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $   53,329   $    696     5.19%
    Other*                                     12,862        118     5.05
  Securities-held to maturity:
    U.S. Government and its agencies        1,788,506     26,839     6.00
    State, municipal and other*               388,260      5,679     5.85
                                           ----------   --------
      Total securities                      2,242,957     33,332     5.95
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,120,000     81,090     7.83
    Real estate                             1,351,385     27,718     8.16
    Other*                                  1,120,153     21,788     7.70
                                           ----------   --------
      Total loans                           6,591,538    130,596     7.88
                                           ----------   --------
  Money market investments                    659,647      5,859     3.52
  Other earning assets*                        20,354        318     6.24
                                           ----------   --------
      Total earning assets and income      $9,514,496    170,105     7.12
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,573,265      1,520     0.38
  Money market accounts                     1,022,662      7,145     2.77
  Savings deposits                          1,047,691      2,969     1.12
  Consumer certificates of deposit          2,481,928     31,597     5.05
  Large denomination certificates of deposit  532,671      7,032     5.24
                                           ----------   --------
      Total interest-bearing deposits       6,658,217     50,263     3.00
  Short-term borrowings                       616,275      4,244     2.73
  Long-term debt                               20,642        294     5.69
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $7,295,134     54,801     2.98
                                           ==========   --------
Net interest income and net interest margin             $115,304     4.83%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,706,806
  Preferred shareholders' equity                  427
  Common shareholders' equity               1,144,363
  Total assets                             10,306,889




AVERAGE BALANCES AND INTEREST RATES (Unaudited)

-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
Three Months Ended Sept. 30, 2000            Balance    Expense     Rate
-------------------------------------------------------------------------

ASSETS
Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $  104,243   $  1,358     5.18%
    Other*                                     10,339        128     6.11
  Securities-held to maturity:
    U.S. Government and its agencies        1,483,318     21,760     5.86
    State, municipal and other*               302,122      4,459     5.90
                                           ----------   --------
      Total securities                      1,900,022     27,705     5.83
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,209,941     84,619     8.01
    Real estate                             1,119,682     23,007     8.19
    Other*                                  1,027,117     22,448     8.67
                                           ----------   --------
      Total loans                           6,356,740    130,074     8.15
                                           ----------   --------
  Money market investments                    409,880      6,779     6.58
  Other earning assets*                        20,129        347     6.90
                                           ----------   --------
      Total earning assets and income      $8,686,771    164,905     7.57
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,480,751      2,317     0.62
  Money market accounts                       912,500      7,502     3.27
  Savings deposits                          1,036,901      3,906     1.50
  Consumer certificates of deposit          2,322,146     29,593     5.07
  Large denomination certificates of deposit  472,830      6,704     5.64
                                           ----------   --------
      Total interest-bearing deposits       6,225,128     50,022     3.20
  Short-term borrowings                       479,891      6,828     5.66
  Long-term debt                                1,576         42    10.60
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,706,595     56,892     3.37
                                           ==========   --------
Net interest income and net interest margin             $108,013     4.95%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,609,550
  Preferred shareholders' equity                  453
  Common shareholders' equity                 965,423
  Total assets                              9,407,234




AVERAGE BALANCES AND INTEREST RATES (Unaudited)

-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
Nine Months Ended Sept. 30, 2001              Balance    Expense     Rate
-------------------------------------------------------------------------

Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $   63,029   $  2,444     5.18%
    Other*                                     12,784        336     4.83
  Securities-held to maturity:
    U.S. Government and its agencies        1,677,897     75,575     6.01
    State, municipal and other*               343,623     15,190     5.89
                                           ----------   --------
      Total Securities                      2,097,333     93,545     5.96
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,077,384    242,858     7.96
    Real estate                             1,213,553     74,169     8.17
    Other*                                  1,086,488     65,059     7.98
                                           ----------   --------
      Total loans                           6,377,425    382,086     8.01
                                           ----------   --------
  Money market investments                    568,201     18,506     4.35
  Other earning assets*                        19,208        927     6.42
                                           ----------   --------
      Total earning assets and income      $9,062,167    495,064     7.30
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,533,893      4,840     0.42
  Money market accounts                       948,045     21,380     3.02
  Savings deposits                          1,009,885      9,736     1.29
  Consumer certificates of deposit          2,377,781     92,653     5.21
  Large denomination certificates of deposit  517,746     21,411     5.53
                                           ----------   --------
      Total interest-bearing deposits       6,387,350    150,020     3.14
  Short-term borrowings                       569,080     15,527     3.65
  Long-term debt                                7,534        343     6.07
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,963,964    165,890     3.18
                                           ==========   --------
Net interest income and net interest margin             $329,174     4.85%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,626,383
  Preferred shareholders' equity                  435
  Common shareholders' equity               1,059,431
  Total assets                              9,802,329






AVERAGE BALANCES AND INTEREST RATES (Unaudited)

-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
Nine Months Ended Sept. 30, 2000             Balance    Expense     Rate
-------------------------------------------------------------------------

Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $  105,291   $  4,114     5.22%
    Other*                                      9,962        412     6.83
  Securities-held to maturity:
    U.S. Government and its agencies        1,491,325     64,489     5.77
    State, municipal and other*               322,457     14,271     5.90
                                           ----------   --------
      Total securities                      1,929,035     83,286     5.77
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,241,639    250,142     7.87
    Real estate                             1,122,476     68,815     8.19
    Other*                                  1,028,093     65,904     8.53
                                           ----------   --------
      Total loans                           6,392,208    384,861     8.04
                                           ----------   --------
  Money market investments                    340,117     15,769     6.19
  Other earning assets*                        23,506      1,273     6.94
                                           ----------   --------
      Total earning assets and income      $8,684,866    485,189     7.46
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,506,173      6,825     0.61
  Money market accounts                       941,922     22,097     3.13
  Savings deposits                          1,054,626     11,894     1.51
  Consumer certificates of deposit          2,306,653     82,783     4.79
  Large denomination certificates of deposit  468,656     18,970     5.41
                                           ----------   --------
      Total interest-bearing deposits       6,278,030    142,569     3.03
  Short-term borrowings                       441,726     17,538     5.30
  Long-term debt                                1,845        133     9.62
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,721,601    160,240     3.18
                                           ==========   --------
Net interest income and net interest margin             $324,949     4.99%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,586,737
  Preferred shareholders' equity                  472
  Common shareholders' equity                 990,413
  Total assets                              9,426,869






ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

            As of September 30, 2001, there have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 2000 in the corporation's annual report on Form 10-K.



                         PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

      b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.







              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer hereunto duly authorized.



                                            FIRST VIRGINIA BANKS, INC.


                                             /s/ Richard F. Bowman
         November 14, 2001                    --------------------------
                                             Richard F. Bowman,
                                             Executive Vice President,
                                             Treasurer and
                                             Chief Financial Officer