Form 10-K
period 2001-12-31
FIRST VIRGINIA BANKS INC
filed 2002-03-28
CIK 37032

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended           Commission file number 1-6580
         December 31, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.    Yes [_X_] No [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

   The aggregate market value of the common stock of the registrant held by nonaffiliates as of February 28, 2002, was approximately $2,481,134,000. The registrant's voting preferred stock is not actively traded and the market value of such stock is not readily determinable.

   On February 28, 2002, there were 47,837,926 shares of common stock outstanding.




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

  Item 6. Selected Financial Data                                      7/8

  Item 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       8/45

  Item 7A.Quantitative and Qualitative Disclosure About
            Market Risk                                              38/41

  Item 8. Financial Statements and Supplementary Data                46/78


Part III

  Item 10. Directors and Executive Officers of the Registrant           79

  Item 11. Executive Compensation                                       79

  Item 12. Security Ownership of Certain Beneficial Owners
             and Management                                             79

  Item 13. Certain Relationships and Related Transactions               79


Part IV

  Item 14. Exhibits, Financial Statement Schedules
             and Reports on Form 8-K                                 80/82



                                    PART I
                                    ------
ITEM 1.  BUSINESS
         --------

General
-------

    First Virginia Banks, Inc., (FVBI) is a multibank holding company registered under the Bank Holding Company Act of 1956 (BHC Act), and is headquartered in Falls Church, Virginia. FVBI was incorporated under the laws of the Commonwealth of Virginia in October 1949.
    FVBI currently operates eight commercial banks, (the banking companies). In addition, FVBI owns, directly or indirectly through its banking companies, several nonbanking companies which offer bank-related services. The nonbanking companies operate offices in the banks' markets which provide services to customers of the banking companies and in addition have offices in adjoining states.
    FVBI is the largest bank holding company with headquarters in the state and the fifth largest banking organization in Virginia. Total assets were $10.623 billion as of December 31, 2001.
    FVBI continually evaluates its operations, organizational structure and product offerings, exploring opportunities to enhance customer service and increase shareholder value. During 2001, as part of this normal review, FVBI acquired the $531 million James River Bankshares, Inc. and merged its four banks into existing First Virginia banks. FVBI also divested its bank centered in the Knoxville, Tennessee, area.

Segments
--------

    For segment reporting disclosure, reference is made to Note 20 of the Notes to Consolidated Financial Statements.

Competitive Factors
-------------------

    Other banking organizations have been active in opening new banking offices through acquisition and control of existing banks, mergers, branching and formation of new banks and in acquiring or forming bank-related subsidiaries in areas where FVBI's banking companies compete. Accordingly, each banking company faces strong competition. Savings and loan associations and credit unions actively compete for deposits. Such institutions, as well as consumer finance companies, mortgage companies, loan production offices of out-of-state banks, factors, insurance companies and pension trusts are important competitors for various types of loans. The bank-related member companies also operate in highly competitive fields.
    Based on the most recent available data, the service area of our eight banking companies reached approximately 89% of Virginia's population with 310 offices, approximately 40% of Maryland's population with 56 offices, and approximately 18% of East Tennessee's population with 13 offices.

Regulation
----------

    As a bank holding company, FVBI is subject to regulation under the BHC Act, and to inspection, examination and supervision by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the state regulators of Virginia, Maryland and Tennessee which have jurisdiction over financial institutions. Under the BHC Act, bank holding companies generally may not own or control more than 5% of the voting shares of any company, including a bank, without the Federal Reserve Board's prior approval. In addition, bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the Federal Reserve Board to be financial in nature or incidental or complementary to a financial activity.
    Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowing by FVBI and its nonbank subsidiaries from the banking companies. These requirements also limit various other transactions among affiliates.
    Under Federal Reserve policy, FVBI is expected to act as a source of financial strength to each of the banking companies and to maintain resources adequate to support each such subsidiary bank. This support may be required at times when FVBI may not have the resources to provide it. In addition, any capital loans by a bank holding company to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness.
    The corporation is subject to capital requirements and guidelines imposed on bank holding companies by the Federal Reserve Board and the FDIC. These requirements are discussed in Note 17 of the Notes to Consolidated Financial Statements.
    Various provisions of federal and state law limit the amount of dividends the banking companies can pay to FVBI without regulatory approval. For example, approval generally is required for any state-chartered bank that is a member of the Federal Reserve System to pay any dividend that would cause the bank's total dividends paid during any calendar year to exceed the sum of the bank's net income during such calendar year plus the bank's retained net income for the prior two calendar years (see Note 18 of the Notes to Consolidated Financial Statements).

Employees
---------

    As of December 31, 2001, the corporation and its subsidiaries employed 5,394 individuals (4,913 full-time equivalent).

ITEM 2.  PROPERTIES
         ----------

    The banking companies operated a total of 379 banking offices on December 31, 2001. Of these offices, 234 were owned and 145 were leased from others. FVBI owns other properties, including the two corporate headquarters buildings that house personnel of the corporation and its subsidiaries. The corporation currently has no mortgage indebtedness.
    As of December 31, 2001, a total annual base rental of approximately $9,579,000 was being paid on leased premises. As of December 31, 2001, total lease commitments having a term in excess of one year to persons other than affiliates were approximately $53,084,000.
    The majority of the properties are modern and well furnished and provide adequate parking.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

    There was no submission of matters to a vote of security holders during the fourth quarter of 2001.


EXECUTIVE OFFICERS

    There are no arrangements or understandings between the executive officers named below and any other person pursuant to which they were selected as an officer.
    There are no family relationships among the executive officers. All ages, in parentheses, and positions are as of December 31, 2001.

BARRY J. FITZPATRICK (61)
Chairman of the Board, President and Chief Executive Officer since July, 1995. 32 years of service.

SHIRLEY C. BEAVERS, JR. (56)
Senior Executive Vice President since December 2000; Executive Vice President from April 1992 to December 2000. 32 years of service.

RICHARD F. BOWMAN (49)
Executive Vice President, Treasurer and Chief Financial Officer since December 1999; Senior Vice President, Treasurer and Chief Financial Officer from 1994 to 1999. 26 years of service.

RAYMOND E. BRANN, JR. (61)
Executive Vice President since January, 1995. 37 years of service.

DOUGLAS M. CHURCH, JR. (51)
Senior Vice President since December 1994. 28 years of service.

THOMAS P. JENNINGS (54)
Senior Vice President and General Counsel since December 1995; Secretary from December 1995 to April 1999. 23 years of service.

JOHN P. SALOP (50)
Senior Vice President since April 1996.  27 years of service.

CYNTHIA A. WILLIAMS (48)
Senior Vice President and General Auditor since October, 2001; Senior Vice President of First Virginia Bank - Blue Ridge from August, 1995 to October, 2001. 16 years of service.

BARBARA J. CHAPMAN (54)
Vice President and Secretary of the corporation since April 1999 and Assistant Corporate Secretary from 1993 to 1999. 8 years of service.


                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

    The common stock of the corporation is listed for trading on the New York Stock Exchange (Trading Symbol: FVB). The dividends declared per share and the high and low sales price for common shares traded on the New York Stock Exchange were:



                                    Sales Price              Dividends
                               2001            2000          Per Share
-----------------------------------------------------------------------
                           High    Low     High    Low      2001   2000
-----------------------------------------------------------------------
1st Quarter               $49.25  $38.54  $43.25  $29.00    $.38   $.36
2nd Quarter                47.30   41.70   42.75   34.81     .39    .37
3rd Quarter                48.75   40.60   44.75   35.00     .39    .37
4th Quarter                52.15   40.30   48.94   37.00     .40    .38

    The corporation's preferred stock is not actively traded. The 5% cumulative convertible preferred stock, Series A, pays a dividend of 12 1/2 cents per share in each quarter. The 7% cumulative convertible preferred stock, Series B and C, pays a dividend of 17 1/2 cents per share each quarter. The 8% cumulative convertible preferred stock, Series D, pays a dividend of 20 cents per share each quarter. As of December 31, 2001, there were 20,433 holders of record of the corporation's voting securities, of which 19,886 were holders of common stock.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     A five-year summary of selected financial data follows:
------------------------------------------------------------------------------
                           2001       2000       1999       1998       1997
------------------------------------------------------------------------------
(Dollar amounts in thousands, except per-share data)

Balance Sheet Data

Cash                   $   386,171 $  322,966 $  441,825 $  377,374 $  386,832
Money market
 investments                95,808    190,443    110,598    265,557    243,162
Securities               3,097,615  2,164,108  2,034,788  2,323,052  1,946,944
Loans, net of allowance  6,438,622  6,296,164  6,315,281  6,022,903  5,869,914
Other earning assets        26,872     18,717     28,683     37,164     40,397
Other assets               577,939    524,071    520,638    538,646    524,388
------------------------------------------------------------------------------
Total Assets           $10,623,027 $9,516,469 $9,451,813 $9,564,696 $9,011,637
==============================================================================

Deposits               $ 8,649,636 $7,825,816 $7,863,948 $8,055,078 $7,619,842
Short-term borrowings      639,351    539,469    420,297    385,996    251,687
Long-term debt              19,526      1,116      2,205      3,217      2,826
Other liabilities          162,028    157,362    134,876    130,077    126,126
Shareholders' Equity     1,152,486    992,706  1,030,487    990,328  1,011,156
------------------------------------------------------------------------------
Total Liabilities and
 Shareholders' Equity  $10,623,027 $9,516,469 $9,451,813 $9,564,696 $9,011,637
==============================================================================
Operating Results

Interest income        $   653,323 $  643,806 $  640,622 $  663,631 $  631,119
Interest expense           212,769    219,311    206,914    234,332    222,927
------------------------------------------------------------------------------
Net interest income        440,554    424,495    433,708    429,299    408,192
Provision for loan losses    6,755      9,428     14,190     20,800     17,177
Noninterest income         149,997    118,030    136,604    116,775    103,552
Noninterest expense        332,740    322,145    327,294    325,678    303,243
------------------------------------------------------------------------------
Income before income tax   251,056    210,952    228,828    199,596    191,324
Provision for income tax    86,605     68,921     77,968     69,434     66,479
------------------------------------------------------------------------------
Net income             $   164,451 $  142,031 $  150,860 $  130,162 $  124,845
==============================================================================
Dividends declared     $    73,435 $   69,233 $   67,745 $   61,244 $   53,751













     A five-year summary of selected financial data (Continued):
------------------------------------------------------------------------------
                            2001       2000       1999       1998       1997
------------------------------------------------------------------------------


Operating Results

Diluted earnings per share  $ 3.48     $ 3.01     $ 3.00     $ 2.53     $ 2.45
Return on average assets      1.65%      1.51%      1.59%      1.40%      1.44%
Return on average equity     15.18      14.36      14.64      12.81      13.10
Net interest margin           4.87       4.96       5.08       5.13       5.20

Per Share of Common Stock

Dividends declared          $ 1.56     $ 1.48     $ 1.36     $ 1.20     $ 1.05
Shareholders' equity         24.09      21.50      20.95      19.76      19.50
Market price - Year-end      50.76      48.00      43.00      47.00      51.69
             - High          52.15      48.94      52.63      59.44      53.38
             - Low           38.54      29.00      40.50      39.69      30.83

Capital Ratios

Tier 1 leverage               9.39%      8.99%      9.22%      8.73%      9.53%
Ratio of average equity
 to average assets           10.87      10.49      10.86      10.95      11.01
Risk-based capital
 Tier 1                      13.58      12.20      12.67      12.14      12.94
 Total capital               14.59      13.22      13.70      13.20      13.99

Dividend payout ratio        44.70      49.01      45.03      47.24      42.59




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------
        (Dollars in thousands, except per share data)

     First Virginia Banks, Inc. reported record earnings for the fifth consecutive year. For the year ended December 31, 2001, First Virginia's earnings per share increased 16% to $3.48 compared to $3.01 in 2000. The return on average assets increased to 1.65% compared to 1.51% in 2000, and the return on average shareholders' equity rose to 15.18% compared to 14.36% in 2000. Net income also increased 16% for the full year 2001 and totaled $164.451 million compared to $142.031 million in 2000. Income in 2001 and 2000 included several nonrecurring gains; however, when these gains are excluded for both years, earnings per share increased 7% to $3.16 in 2001 compared to $2.95 in 2000. Excluding these gains, the return on average assets increased to 1.50% in 2001 compared to 1.48% in 2000, and the return on average shareholders' equity was 13.79% compared to 14.09%. Cash basis recurring earnings per share, which excludes both the effects of intangible assets and their related amortization and nonrecurring income items, increased 6% to $3.41 in 2001 compared to $3.21 in 2000. Cash basis recurring income produced a return on average tangible assets of 1.65% in 2001 and a return on average tangible shareholders' equity of 17.86%.
     Total assets exceeded $10 billion for the first time in the corporation's history. Increasing at their fastest annual pace ever, they were up $1.107 billion over year-end 2000 to $10.623 billion at December 31, 2001. The majority of this growth was internally generated through the existing branch network, easily maintaining First Virginia's position as the largest bank holding company headquartered in Virginia. During the year, the corporation acquired the $531 million James River Bankshares with offices in Northern Virginia, Richmond-Petersburg and the greater Hampton Roads area. The corporation also divested its bank centered in the Knoxville, Tennessee, area after determining it was unlikely it would be able to reach the corporate objective of becoming the dominant bank in that market.
     Total capital increased 16% during 2001 to $1.152 billion, and the book value per share of common stock rose to $24.09 per share. Consistent with its philosophy of safety, profitability and growth, always in that order, First Virginia maintains a capital position that is significantly higher than its peer group of banks. At December 31, 2001, the corporation's equity to asset ratio stood at 10.85% compared to 10.43% at the end of the prior year, still higher than the 8.75% produced by its peer group of banks. Similarly, First Virginia's capital ratios significantly exceeded regulatory minimums and the level required to be classified as "well-capitalized." This high level of capital, coupled with the growth and consistency of First Virginia's net income, permits the corporation to regularly increase its dividend to shareholders. During 2001, the corporation increased the dividend for the 25th consecutive year to its current annualized rate of $1.60 per share, representing a ten-year compounded annual rate of increase of 9.8%. The corporation also returns capital to its shareholders through a regular program of share repurchases, and during 2001 it acquired and retired 499,000 shares of stock. It has acquired an average of 1.719 million shares of stock per year since 1993.
     Despite a weakened economy and an increasing number of borrowers defaulting on their loans nationwide, First Virginia continues to maintain outstanding asset quality. Nonperforming assets declined and, as a percentage of outstanding loans, achieved a new record low. Nonperforming assets were $18.484 million or .28% of outstanding loans at December 31, 2001, compared to $21.864 million or .34% at December 31, 2000. Net loan charge-offs were virtually unchanged during 2001 and equaled just .14% of average loans in both 2001 and 2000, significantly below peer group averages of .35%. As a result of a lower rate of growth in outstanding loans and relatively unchanged asset quality, the provision for loan losses declined 28% in 2001 to $6.755 million compared to $9.428 million in 2000. The allowance for loan losses was 1.10% of total loans at both December 31, 2001 and 2000, reflecting the stability of net charge-offs and the excellent quality of the loan portfolio.
     With the continuing weakness in the economy and decline in consumer lending, average loans increased less than 1% in 2001 to $6.420 billion following a 3% increase in 2000. Average real estate loans increased 12% as declines in interest rates made these loans very attractive to consumers. Installment loans to consumers, composed primarily of automobile loans, declined 3% during 2001, primarily the result of a concentrated effort on increasing their yield and quality. Late in the year, several of the major automobile manufacturers offered 0% loans through their finance subsidiaries as an incentive to increase lagging automobile sales. While this had a minimal effect on the corporation's loans to consumers to finance the purchase of automobiles, it did impact the loans to the automobile dealers to finance their inventory of new cars. The demand created by these special incentives dramatically increased sales in the latter part of the year and reduced the inventory carried by the dealers. This contributed to a slowing in the rate of growth of commercial loans of 3% during 2001 compared to an 8% growth rate in 2000.
     Average deposits increased 4% in 2001, reversing a trend of declines in deposits in recent years. A two-year decline in the stock market and uncertainty over the safety of many investment vehicles induced consumers to increase the proportion of financial assets held in bank deposits. Virtually all categories of deposits increased during 2001, led by increases in core accounts such as demand deposits, interest checking accounts and money market accounts.



----------------------------------------------------------------------
Year Ended December 31                              2001   2000   1999
----------------------------------------------------------------------
Cash basis recurring diluted net
 income per share - prior period                   $3.21  $2.97  $2.72
----------------------------------------------------------------------
Change during the year (net of federal taxes)
  Interest income (taxable-equivalent)               .15    .03   (.28)
  Interest expense                                   .09   (.16)   .36
  Provision for loan losses                          .04    .06    .09
  Noninterest income                                 .16   (.02)   .03
  Noninterest expense                               (.15)   .07   (.02)
  Other income tax effects                          (.08)   .07    .01
  Decrease (increase) in average
   common shares outstanding                        (.01)   .19    .06
----------------------------------------------------------------------
Net increase during the period                       .20    .24    .25
----------------------------------------------------------------------
Cash basis recurring diluted net
 income per share - current period                 $3.41  $3.21  $2.97
Reconciliation of cash basis
 recurring net income to GAAP net income
  Amortization of intangibles                       (.25)  (.26)  (.24)
  Gain on bank divestiture                           .18     -      -
  Gain on sale of investment in Star Systems         .14     -      -
  Gain on sale of branches                            -     .05     -
  Gain on sale of mortgage servicing rights           -     .01     -
  Gain on sale of credit card operations              -      -     .23
  Gain on demutualization of insurance company        -      -     .04
----------------------------------------------------------------------
Diluted net income per share - current period      $3.48  $3.01  $3.00
======================================================================






AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

-------------------------------------------------------------------------
                                                        2001
-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
-------------------------------------------------------------------------

ASSETS
Interest-earning assets:
Securities-available for sale
  U.S. Government and its agencies         $  298,134   $ 15,567     5.22%
  Other (1)                                    12,362        606     4.90
Securities-held to maturity
  U.S. Government & its agencies            1,582,783     94,832     5.99
  State, municipal and other (1)              351,965     20,871     5.93
                                           ---------------------
      Total securities                      2,245,244    131,876     5.87
                                           ---------------------
Loans, net of unearned income (2)
  Installment                               4,091,862    321,841     7.87
  Real estate                               1,256,379    102,010     8.12
  Commercial and other (1)                  1,072,248     83,397     7.78
                                           ---------------------
      Total loans                           6,420,489    507,248     7.90
                                           ---------------------
Money market investments                      529,679     20,694     3.91
Other earning assets (1)                       20,495      1,327     6.48
                                           ---------------------
      Total earning assets and
         interest income                    9,215,907    661,145     7.17
                                                        --------
Noninterest-earning assets:
Cash and due from banks                       280,715
Premises and equipment, net                   152,066
Other                                         393,606
Allowance for loan losses                     (71,008)
                                           ----------
      Total Assets                         $9,971,286
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


AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

-------------------------------------------------------------------------
                                                        2001
-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
-------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits
  Interest checking                        $1,555,282      5,801     0.37
  Money market                                984,523     26,881     2.73
  Savings                                   1,017,800     12,026     1.18
  Consumer certificates of deposit          2,396,966    121,878     5.08
  Large denomination
    certificates of deposit                   517,925     27,756     5.36
                                           ---------------------
      Total interest-bearing deposits       6,472,496    194,342     3.00
Short-term borrowings                         589,662     17,806     3.02
Long-term debt                                 10,553        621     5.88
                                           ---------------------
      Total interest-bearing liabilities
        and interest expense                7,072,711    212,769     3.01
                                                        --------
Noninterest-bearing liabilities:
Demand deposits                             1,658,469
Other                                         156,503
Preferred shareholders' equity                    432
Common shareholders' equity                 1,083,171
                                           ----------
      Total Liabilities and
        Shareholders' Equity               $9,971,286
                                           ==========
Net interest income and
   net interest margin                                  $448,376     4.87%
                                                        ========





AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

-------------------------------------------------------------------------
                                                        2000
-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
-------------------------------------------------------------------------

ASSETS
Interest-earning assets:
Securities-available for sale
  U.S. Government and its agencies         $  104,152   $  5,427     5.21%
  Other (1)                                    10,151        540     5.32
Securities-held to maturity
  U.S. Government & its agencies            1,505,413     87,677     5.82
  State, municipal and other (1)              320,369     18,954     5.92
                                           ---------------------
      Total securities                      1,940,085    112,598     5.81
                                           ---------------------
Loans, net of unearned income (2)
  Installment                               4,221,129    333,333     7.90
  Real estate                               1,120,414     91,625     8.18
  Commercial and other (1)                  1,037,884     89,172     8.59
                                           ---------------------
      Total loans                           6,379,427    514,130     8.06
                                           ---------------------
Money market investments                      352,788     22,195     6.29
Other earning assets (1)                       22,499      1,613     7.17
                                           ---------------------
      Total earning assets and
         interest income                    8,694,799    650,536     7.48
                                                        --------
Noninterest-earning assets:
Cash and due from banks                       289,734
Premises and equipment, net                   153,755
Other                                         363,441
Allowance for loan losses                     (70,066)
                                           ----------
      Total Assets                         $9,431,663
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


AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

-------------------------------------------------------------------------
                                                        2000
-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
-------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits
  Interest checking                        $1,501,243      8,877     0.59
  Money market                                929,587     29,549     3.18
  Savings                                   1,038,889     15,650     1.51
  Consumer certificates of deposit          2,318,151    114,545     4.94
  Large denomination
    certificates of deposit                   469,372     25,402     5.41
                                           ---------------------
      Total interest-bearing deposits       6,257,242    194,023     3.10
Short-term borrowings                         462,764     25,122     5.43
Long-term debt                                  1,707        166     9.71
                                           ---------------------
      Total interest-bearing liabilities
        and interest expense                6,721,713    219,311     3.26
                                                        --------
Noninterest-bearing liabilities:
Demand deposits                             1,589,650
Other                                         131,065
Preferred shareholders' equity                    467
Common shareholders' equity                   988,768
                                           ----------
      Total Liabilities and
        Shareholders' Equity               $9,431,663
                                           ==========
Net interest income and
   net interest margin                                  $431,225     4.96%
                                                        ========





AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

-------------------------------------------------------------------------
                                                        1999
-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
-------------------------------------------------------------------------

ASSETS
Interest-earning assets:
Securities-available for sale
  U.S. Government and its agencies         $   76,063   $  3,938     5.18%
  Other (1)                                     6,869        338     4.93
Securities-held to maturity
  U.S. Government & its agencies            1,739,337    100,165     5.76
  State, municipal and other (1)              345,038     20,548     5.95
                                           ---------------------
      Total Securities                      2,167,307    124,989     5.77
                                           ---------------------
Loans, net of unearned income (2)
  Installment                               4,126,659    336,579     8.16
  Real estate                               1,115,877     92,136     8.26
  Commercial and other (1)                    957,277     78,119     8.18
                                           ---------------------
      Total loans                           6,199,813    506,834     8.17
                                           ---------------------
Money market investments                      280,736     13,799     4.92
Other earning assets(1)                        31,712      2,315     7.30
                                           ---------------------
      Total earning assets and
         interest income                    8,679,568    647,937     7.47
                                                        --------
Noninterest-earning assets:
Cash and due from banks                       343,674
Premises and equipment, net                   158,019
Other                                         373,082
Allowance for loan losses                     (68,727)
                                           ----------
      Total Assets                         $9,485,616
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


AVERAGE BALANCE SHEETS AND INTEREST RATES ON
EARNING ASSETS AND INTEREST-BEARING LIABILITIES

-------------------------------------------------------------------------
                                                        1999
-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
                                             Balance    Expense     Rate
-------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits
  Interest checking                        $1,480,078     12,396     0.84
  Money market                                981,337     29,778     3.03
  Savings                                   1,126,918     18,551     1.65
  Consumer certificates of deposit          2,343,015    108,651     4.64
  Large denomination
    certificates of deposit                   439,782     21,345     4.85
                                           ---------------------
      Total interest-bearing deposits       6,371,130    190,721     2.99
Short-term borrowings                         381,975     15,905     4.16
Long-term debt                                  2,755        288    10.45
                                           ---------------------
      Total interest-bearing liabilities
        and interest expense                6,755,860    206,914     3.06
                                                        --------
Noninterest-bearing liabilities:
Demand deposits                             1,579,752
Other                                         119,573
Preferred shareholders' equity                    502
Common shareholders' equity                 1,029,929
                                           ----------
      Total Liabilities and
        Shareholders' Equity               $9,485,616
                                           ==========
Net interest income and
   net interest margin                                  $441,023     5.08%
                                                        ========



EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
---------------------------------------------------------------------
                                            2001 Compared to 2000
                                             Increase (Decrease)
                                              Due to Change in
---------------------------------------------------------------------
                                        Average    Average
                                        Volume      Rate       Total
---------------------------------------------------------------------
Interest income

Securities-available for sale
  U.S. Government and its agencies     $ 10,106   $     34   $ 10,140
  Other*                                    118        (52)        66
Securities-held to maturity
  U.S. Government and its agencies        4,503      2,652      7,155
  State, municipal and other*             1,870         47      1,917
---------------------------------------------------------------------
    Total securities                     16,597      2,681     19,278
---------------------------------------------------------------------
Loans, net of unearned income
  Installment                           (10,225)    (1,267)   (11,492)
  Real estate                            11,122       (737)    10,385
  Commercial and other*                   2,952     (8,727)    (5,775)
---------------------------------------------------------------------
    Total loans                           3,849    (10,731)    (6,882)
---------------------------------------------------------------------
Money market investments                 11,126    (12,627)    (1,501)
Other earning assets*                      (144)      (142)      (286)
---------------------------------------------------------------------
    Total interest income                31,428    (20,819)    10,609
---------------------------------------------------------------------
Interest expense

Interest checking                           319     (3,395)    (3,076)
Money market                              1,747     (4,415)    (2,668)
Savings                                    (318)    (3,306)    (3,624)
Consumer certificates of deposit          3,893      3,440      7,333
Large denomination CDs                    2,627       (273)     2,354
---------------------------------------------------------------------
    Total interest-bearing deposits       8,268     (7,949)       319
---------------------------------------------------------------------
Short-term borrowings                     6,891    (14,207)    (7,316)
Long-term debt                              859       (404)       455
---------------------------------------------------------------------
    Total interest expense               16,018    (22,560)    (6,542)
---------------------------------------------------------------------
Net interest income                    $ 15,410   $  1,741   $ 17,151
=====================================================================

 *Fully taxable-equivalent basis.

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
---------------------------------------------------------------------
Interest income:

Securities-available for sale
  U.S. Government and its agencies     $  1,455   $     34   $  1,489
  Other*                                    162         40        202
Securities-held to maturity
  U.S. Government and its agencies      (13,471)       983    (12,488)
  State, municipal and other*            (1,468)      (126)    (1,594)
---------------------------------------------------------------------
    Total securities                    (13,322)       931    (12,391)
---------------------------------------------------------------------
Loans, net of unearned income
  Installment                             7,705    (10,951)    (3,246)
  Real estate                               375       (886)      (511)
  Commercial and other*                   6,594      4,459     11,053
---------------------------------------------------------------------
    Total loans                          14,674     (7,378)     7,296
---------------------------------------------------------------------
Money market investments                  3,542      4,854      8,396
Other earning assets*                      (673)       (29)      (702)
---------------------------------------------------------------------
    Total interest income                 4,221     (1,622)     2,599
---------------------------------------------------------------------
Interest expense

Interest checking                           178     (3,697)    (3,519)
Money market                             (1,568)     1,339       (229)
Savings                                  (1,452)    (1,449)    (2,901)
Consumer certificates of deposit         (1,154)     7,048      5,894
Large denomination CDs                    1,435      2,622      4,057
---------------------------------------------------------------------
    Total interest-bearing deposits      (2,561)     5,863      3,302
---------------------------------------------------------------------
Short-term borrowings                     3,361      5,856      9,217
Long-term debt                             (110)       (12)      (122)
---------------------------------------------------------------------
    Total interest expense                  690     11,707     12,397
---------------------------------------------------------------------
Net interest income                    $  3,531   $(13,329)  $ (9,798)
=====================================================================

 *Fully taxable-equivalent basis.

  The increase or decrease due to a change in average volume has been determined by multiplying the change in average volume by the average rate during the preceding period, and the increase or decrease due to a change in average rate has been determined by multiplying the current average volume by the change in average rate.

STATEMENT OF INCOME
-------------------

NET INTEREST INCOME

     The table on pages 11 through 16 details the increase in earning assets, interest-bearing liabilities and demand deposits for the last three years, along with the related levels of fully taxable-equivalent interest income and expense. The variance in interest income and expense caused by differences in average balances and rates is shown on pages 17 and 18.
     In contrast to the record long expansion in 1999 and 2000, the economy weakened steadily throughout 2001 and entered a recessionary phase in March. The impact of the September 11 terrorist acts served to further weaken the economy, particularly certain sectors such as travel, hotel and leisure and the industries that service them. While First Virginia has no significant direct exposure to these industries, the decline in general economic activity has some impact on the corporation. In response to this weakening in the economy and the lack of any inflationary pressures, the Federal Reserve reversed its policy of increasing rates as it had in 1999 and 2000 and lowered rates a record 11 times during 2001 for a total of 4.75%.
     This rapid decline in rates resulted in a slight decrease in First Virginia's net interest margin as the corporation adjusted its rates continuously throughout the year to match both changes implemented by the Federal Reserve and market conditions. In maintaining a very liquid portfolio of both assets and liabilities, First Virginia attempts to mitigate the risk inherent in changing rates. Due to the nature of its deposit base, however, First Virginia will generally perform better in periods of higher rather than lower interest rates. First Virginia is relatively unaffected by movements in interest rates since it attempts to balance its rate-sensitive assets and liabilities; although when rates are moving upward, it will have a period of time when liabilities reprice at a faster pace than assets. The rapid changes in interest rates in 2001 resulted in only a nine basis point decline in the net interest margin to 4.87% compared to 4.96% in 2000. However, by the fourth quarter of 2001, the net interest margin had increased to 4.91%, higher than the prior year's fourth quarter margin of 4.88%. The 12 basis point decline of the net interest margin in 2000 compared to 1999 was caused by a combination of rising interest rates and a more active share repurchase program that reduced investable funds.
     First Virginia relies almost entirely on its branch network to supply it with a relatively low-cost source of funds, and it has no purchased funds and does not need to hedge its position with derivative securities of any kind. This has produced one of the highest net interest margins among the country's largest banks on a consistent basis. A comparison of First Virginia's net interest margin to its peer group of banks is illustrated in the graph on this page.
     The yield on earning assets declined 31 basis points during 2001 to 7.17%, while the cost of funds declined at a slightly lower pace of 25 basis points to 3.01%. Despite the general decline in interest rates, the yield on total investment securities rose six basis points in 2001 to 5.87% compared to 5.81% in 2000 and 5.77% in 1999. This was the result of the corporation's decision to increase the proportion of securities in tax-exempt municipal securities and U.S. Government agency securities, which generally have higher yields than the U.S. Government securities that have comprised much of the corporation's securities portfolio in the past. With rapid downward movements in interest rates by the Federal Reserve, the shape of the interest rate curve changed dramatically from its inverted position in 2000 to a more traditional positive slope in 2001. As a result, the yield on money market instruments, which closely follows the daily interest rate markets, declined 238 basis points to 3.91%, following a 137 basis point increase in 2000. The yield on the loan portfolio declined at a slower rate during 2001 compared to money market rates as a consequence of the longer term of these assets. The yield on loans declined 16 basis points to 7.90% in 2001 following an 11 basis point decline in 2000. Commercial and other loans declined at a faster pace than fixed-rate installment or real estate loans since these loans tend to be for shorter durations with variable rates that float with changes in prime or other short-term indices. As a result, the yield on commercial loans declined 81 basis points in 2001 to 7.78%, while the yield on installment loans declined only three basis points to 7.87% and on real estate loans by six basis points to 8.12%.

Net Interest Margin
(the higher, the better)
----------------------------------------
                                National
             First   Southern     Peer
           Virginia  Regionals   Group
----------------------------------------
2001          4.87%      4.07%     4.27%
2000          4.96       4.03      4.28
1999          5.08       4.21      4.23
1998          5.13       4.27      4.42
1997          5.20       4.51      4.70

Southern Regionals: Banking companies with assets over $2 billion (23 in
                    2001)

National Peer Group: Banking companies with assets of between $5 and $10 billion for years 1997-2000. Banking companies with assets between $10 and $25 billion for the year 2001 (19 in 2001)

Source: Keefe, Bruyette & Woods

     The 25 basis point decline in the cost of funds during 2001 occurred primarily in shorter-term categories whose movements correspond more closely to changes in general interest rate levels. As interest rates dropped to their lowest level in more than 40 years, interest rates on interest checking deposits dropped 22 basis points to .37%, following declines of 25 basis points in 2000 and 53 basis points in 1999. Similarly, the cost of money market accounts declined 45 basis points to 2.73% in 2001 after increasing 15 basis points in 2000 when interest rates were rising. The cost of consumer savings deposits also declined during 2001, dropping 33 basis points following a 14 basis point drop in 2000. The only category of deposits that showed an increase in the cost of funds was consumer certificates of deposit, which increased 14 basis points to 5.08% following a 30 basis point increase in 2000. The entire increase in 2001 is a consequence of higher interest rates offered on new certificates in 2000, which peaked at 7.25% mid-year before beginning the drop-off that continued throughout 2001. Most of these higher-cost certificates will mature in the first half of 2002, which will result in a significant drop in the cost of funds in this category in 2002. Large denomination certificates of deposit declined five basis points in 2001, reflecting the general decline in interest rates. While interest rates for jumbo CDs were dramatically lower during the year, most of the holders of the corporation's large denomination certificates of deposit are regular customers with large balances; they are not bid certificates. The cost of short-term borrowings, composed of repurchase agreements and commercial paper with customers using First Virginia's cash management programs, declined 241 basis points to 3.02% in 2001. These funds are priced based on the rates the corporation receives on its own short-term money market investments to produce a positive spread.

PROVISION FOR LOAN LOSSES

     The provision for loan losses declined 28% in 2001 following a 34% decline in 2000. The decline in both years was primarily the result of a decline in the rate of growth of outstanding loans since asset quality was relatively unchanged. In 2001, net charge-offs were virtually unchanged from 2000, while 2000 net charge-offs had declined 8% compared to 1999. In prior years, net charge-offs were higher because the corporation maintained a portfolio of credit card loans, which traditionally carried a higher loss incidence than other categories of loans. The corporation sold its credit card portfolio in late 1998 and early 1999, and net charge-offs were reduced significantly as a consequence. Approximately 50% of the corporation's loan portfolio is composed of high-quality indirect automobile loans, and the net charge-off rate on these loans was unchanged at 20 basis points in 2001 and 2000. Overall, the net charge-off rate was unchanged at .14%.
     The corporation has a lower risk exposure to charge-offs than many banks because most of its loans are made in small amounts to consumers and are generally well secured by assets such as automobiles or real estate. These loans also have regular monthly repayment schedules, and their average duration is substantially less than their stated lives. The balance of the corporation's loans are made primarily to small- and medium-sized businesses in the corporation's trade area and are well secured. The corporation does not have any international, syndicated, national or highly leveraged credits, nor does it have any concentration of credit in any one industry that exposes the loan portfolio to adverse risk.

NONINTEREST INCOME

     Noninterest income increased 27% in 2001 to $149.997 million after declining 14% in 2000. If the impacts of nonrecurring income items are excluded, then noninterest income increased 10% in 2001 and 3% in 2000. First Virginia receives approximately 22% of its gross income from noninterest sources, primarily from service charges on deposit accounts, electronic banking service fees and asset management fees.
     Income from service charges increased 12% in 2001 following increases of 5% and 20% in 2000 and 1999, respectively. The increase in 2001 was primarily a result of a continued increase in fees from commercial accounts and from the growth of service charges for consumer and business internet banking. Commercial service charges increased 32% compared to 2000 as a result of an increased customer base, an increase in fees from business deposit accounts for large customers with multiple locations, such as food stores, convenience stores and retailers, and from businesses using the corporation's cash management services. Internet banking fees increased 212% in 2001, reflecting the increasing popularity of the corporation's online banking service for consumers and the 2000 introduction of a similar online banking service for small- to medium-sized business customers not needing the full power of the corporation's cash management product for large businesses.
     Income from electronic banking services increased 28% in 2001 and 19% in 2000, benefiting from the introduction in the second quarter of 2000 of the Visa CheckCard. It produced revenues of $7.0 million in 2001 and $2.9 million in 2000, demonstrating its popularity with First Virginia's customers. Income from ATM fees declined slightly in 2001 and 2000 after rising sharply in the late 1990s, typical of a maturing product.

     As the decline in the stock market impacted values in customers' accounts, income from trust and asset management services declined 1% in 2001 following two years of 13% growth. Fees in this area are directly impacted by changes in market value of the underlying assets in customers' accounts.
     Insurance income increased 15% in 2001 after declining 10% in 2000. In contrast to 2000 when interest rates were increasing and mortgage lending declining, 2001 real estate lending increased strongly, which also increased the sale of title insurance by 76%. The corporation continues to have success in selling insurance to its business customers as part of its commitment to a total relationship banking, and as a consequence, income from the sale of commercial insurance products increased 25% in 2001 following a 54% increase in 2000. Income from the sale of annuities rose 15% in 2001 following a 10% increase in 2000, and the sale of credit life insurance products grew 5% following several years of declines.
     In 2001, there were two nonrecurring income items totaling $24.570 million compared to two nonrecurring items in 2000, which produced $4.232 million in income, and two items in 1999 which produced $21.146 million. In 2001, the corporation sold its banking affiliate serving the Knoxville, Tennessee, market and recorded a gain of $13.789 million. The sale was made after the corporation determined it unlikely that it could achieve its strategic goal of being the dominant bank in that area either through internal growth or acquisition. The corporation recognized a gain of $10.781 million ($3.032 million included in securities gains mentioned on the next page) upon the sale of its interest in Star Systems, Inc. to Concord EFS, Inc. The corporation was one of the founders of Star Systems in the early 1980s, which grew into one of the largest regional electronic switch processors in the country. The 2000 nonrecurring income was a result of the sale of six small and slower-growth banking offices in Virginia, Maryland and Tennessee and the sale of the remainder of the corporation's mortgage banking activities as it began offering mortgage loans only through its website. By the end of 2001, the corporation was generating as much net income from its web-based mortgage loan products as it had through its full-line mortgage brokerage company. Nonrecurring income in 1999 was composed of proceeds received from the demutualization of an insurance company in which the corporation had purchased insurance policies and from a gain on the sale of the balance of its direct credit card activities, which were relinquished when the corporation determined credit card activities no longer met its strategic objectives or desired returns. The reinvestment of funds from this sale and the partnering with other companies to continue offering credit card products to the corporation's customers also has produced more net income than the corporation's previous stand-alone credit card activities.
     The corporation recognized securities gains of $4.547 million in 2001, $.198 million in 2000, and $.852 million in 1999 primarily from the sale of equity securities. The corporation's policy is to hold virtually all of its fixed-income securities to maturity, and it generally does not have income from this source except for some bonds called by the issuer prior to the maturity date.

NONINTEREST EXPENSE

     Noninterest expense increased 3% in 2001 after decreasing 2% in 2000 and rising less than 1% in 1999. On July 2, 2001, the corporation acquired James River Bankshares and accounted for the acquisition using the purchase method of accounting. As a consequence, expenses in 2001 include the expenses of James River for six months. If the expenses for James River were excluded from 2001 expenses, total noninterest expenses would have increased less than 1%. In 2000, the decline in noninterest expenses was primarily the result of the disposition of the credit card division in 1999, the closure or sale of 24 branches and the discontinuation of the mortgage banking unit in 2000. The efficiency ratio improved to 55.4% in 2001 compared to 56.3% in both 2000 and 1999, placing it more than three percentage points better than the peer group average of 58.7%. The corporation considers this an excellent result considering the much larger size of its branch network. The network tends to increase costs, but it is also responsible for generating a large number of low-cost core deposits that give the corporation a significantly higher net interest margin than its peer group of banks.

Efficiency Ratio
(the lower, the better)
----------------------------------------
                                National
             First   Southern     Peer
           Virginia  Regionals   Group
----------------------------------------
 2001         55.4%      58.8%     58.7%
 2000         56.3       58.9      58.1
 1999         56.3       58.2      58.3
 1998         57.0       58.2      57.5
 1997         56.7       58.4      58.3

     Salaries and employee benefits increased 4% during 2001 compared to 2% and 1% increases in 2000 and 1999. However, excluding the additional costs of James River for six months, which are not reflected in 2000 expenses, salaries and employee benefits increased less than 2% in 2001. Despite the addition of 284 James River employees, total employment was up by only 26 employees to 4,913 (full-time equivalent) at year-end. The cost of employee health insurance has increased dramatically in the last two years as medical care inflation appears to have resumed nationwide after several years of modest increases. Employee health insurance increased 31% in 2001 to $14.108 million after rising a similar 31% in 2000. As the return on the corporation's pension assets declined slightly following several years of higher than average returns, pension expense increased $.882 million in 2001 following the $1.548 million decline in 2000. Pension expense in 2002 is expected to increase $2.1 million as a consequence of the lower pension assets and a decline in the interest rate used to discount future pension obligations.
     Equipment expense increased 1% in 2001 compared to 4% in 2000 and 8% in 1999. During 2001, the corporation was able to keep the cost virtually unchanged as it upgraded its mainframe computer to accommodate future growth and converted James River's systems to First Virginia's. Equipment expenses had grown at a rapid pace in the late 1990s as the corporation prepared for Y2K, and it is benefiting from those upgrades today. Occupancy expenses increased less than 2% in 2001 following 3% increases in 2000 and 1999.
     Amortization of intangibles declined slightly in 2000 and 2001 as the expense on deposit intangibles added in 2000 and 2001 were less than the expense on intangible items that became fully amortized in those years. As a consequence of the full adoption in 2002 of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill will no longer be amortized but will be evaluated periodically for impairment. As of December 31, 2001, goodwill that will no longer be subject to amortization amounts to $150.183 million. This will result in a reduction of recurring amortization of goodwill of $5.669 million per year.
     Other noninterest expenses increased 3% in 2001 with virtually all of that increase attributable to the inclusion of James River expenses for six months in 2001 but not in 2000. There were no significant changes in individual expense categories from 2001 compared to 2000. In 2000, other noninterest expenses had declined 15% as a result of lower credit card related expenses following the sale of that area in 1999 and lower legal and professional fees as a result of a reduced level of routine lawsuits and consulting fees related to Y2K conversions.

PROVISION FOR INCOME TAXES

     Income tax expense increased $17.684 million in 2001 to $86.605 million, primarily the result of a 19% increase in pretax income and a $3.006 million increase in state income taxes. In Virginia, banks do not pay state income taxes but are taxed on net capital instead. However, the parent company and its nonbanking subsidiaries pay taxes on net income, and during 2001 the corporation generated taxable income from the sale of equity securities and the sale of a former bank subsidiary, resulting in an increase in state income taxes. Income tax expense in 2000 was $68.921 million, a 12% decline compared to 1999, primarily the result of an 8% decline in pretax income.
     The effective tax rate increased in 2001 to a more normal level of 34.5% compared to 32.7% in 2000 and 34.1% in 1999. The decline in the effective tax rate in 2000 was caused by the recapitalization of a subsidiary company in 2000, which allowed the corporation to benefit from some state tax net operating losses accumulated in prior years and which will also reduce future years' state taxes. In addition, greater investments in low income housing partnerships, generating federal tax credits, higher investments in tax-exempt securities and an adjustment to deferred income taxes also contributed to a reduction in the effective tax rate in 2000.


BALANCE SHEET
-------------

     First Virginia's loan portfolio is its primary earning asset, generating approximately 63% of the corporation's total revenue. Nearly all earning assets are funded from deposits originated through the corporation's network of banking offices or from capital. Other sources of funding include customer repurchase agreements and commercial paper originated from business customers who utilize the corporation's cash management products, which are functionally equivalent to deposits. The corporation does not fund any of its earning assets from "purchased" deposits or other nondeposit funding sources, nor does it sell or securitize any of its earning assets. The corporation's objective is to invest 70-85% of its total deposits and short-term borrowings in loans. In 2001, the loan to funding liabilities rate was 74%, a decline from the 77% funding rate in 2000 but equal to the funding rate achieved in 1999. The 2000 increase was due to a 3% rate of growth for average loans and a slight decline in average funding liabilities.
     The table below shows the average balances of the various categories of earning assets as a percentage of total earning assets for the years indicated.

---------------------------------------------------------------------
December 31                     2001    2000    1999    1998    1997
---------------------------------------------------------------------
Loans                           69.67%  73.37%  71.43%  70.37%  71.78%
Securities                      24.36   22.31   24.97   23.12   22.93
Money market investments         5.75    4.06    3.23    6.04    4.85
Other earning assets              .22     .26     .37     .47     .44
---------------------------------------------------------------------
Total                          100.00% 100.00% 100.00% 100.00% 100.00%
=====================================================================

LOANS

     Average loans grew less than 1% in 2001 to $6.420 billion following a growth rate of 3% in 2000 and 4% in 1999. The slowdown in consumer loan demand, which began in the second half of 2000, continued in 2001 as the impact of the recession began to be felt. Contributing to the decline in growth was a slowdown in the growth of commercial loans, which had been strong in the preceding two years, particularly in the final quarter of 2001. At December 31, 2001, total loans, including changes resulting from the James River acquisition and the First Vantage Bank-Tennessee divestiture, had increased to $6.511 billion. Excluding those actions, total loans would have shown a decline of approximately 2% following a slight drop at the end of 2000 compared to 1999. In late 1998 and early 1999, the corporation made the strategic decision to exit the credit card business and sold the entire portfolio in this area.
     The largest component of First Virginia's loan portfolio is automobile-related loans, particularly loans originated through automobile dealerships. The corporation is a full service provider to the automobile dealership community and makes loans to consumers to finance their purchase of automobiles and loans to dealers to finance their inventory of automobiles and, to a lesser extent, their facilities, as well as serving their cash management, insurance and other financial needs. The corporation is one of the 25 largest automobile lenders in the nation. As the corporation has leveraged its historic expertise, the percentage of auto-related loans increased from 38% of the loan portfolio at the end of 1994, to 50% at the end of 2001. First Virginia is committed to being a full financial-service provider to the automobile market, regardless of swings in the economic cycle, and it devotes its primary lending resources to this area.
     First Virginia concentrates on the highest quality automobile loans, primarily "A" and "B" credits. Most of these loans are made to consumers and are secured by new cars with a maximum term of 66 months. The corporation does not participate in the sub-prime or leasing markets. The loan portfolio's high quality means net charge-offs are significantly below industry averages, and servicing and funding costs are among the lowest in the industry, giving the corporation a competitive advantage over less efficient producers. First Virginia uses an experienced loan reviewer in underwriting each loan in its local loan production offices and does not rely on credit-scoring models. This allows the corporation to give highly personal service and quick approval, generally in less than 16 minutes, to the dealer originating the loan. Once made, the loans are serviced centrally to ensure consistency and quality of collection at the lowest cost.
     Demand for automobiles slowed in both 2001 and 2000, prompting the automobile manufacturers to offer low-rate financing through their automotive finance subsidiaries, including a very aggressive zero-rate program in the last four months of 2001. While this had some impact on the corporation's ability to generate new loans, it was minimal because of the breadth of dealers and models covered by First Virginia. More importantly, the corporation, anticipating increased weakness in the economy, made an intentional decision to lower volumes in mid-2000 in order to improve the yield and quality of its portfolio. As a result, year-end automobile loan balances from 1999 to 2000 and from 2000 to 2001 declined approximately 1% following double-digit increases in the two preceding years. The corporation has consolidated all of its automotive-related lending under one company, which permits it to maximize its service capabilities and take full advantage of new technology. After opening several new sales offices in the late 1990s, the corporation did not open any in 2001 and 2000, but it remains committed to a strategy of gradually expanding its market, primarily in the Southeastern and mid-Atlantic regions.

     The corporation also makes loans directly to dealers to finance their sales inventory (floor plan loans), which are fully secured by specific automobiles and subject to periodic inspection. Average floor plan loans declined 7% in 2001 following an 18% increase in 2000. Concerned that the recession would reduce sales, dealers deliberately reduced their inventories in 2001. This was exacerbated in the final quarter of the year when extremely attractive interest-rate inducements to consumers increased automobile sales dramatically, further reducing dealers' inventory of stock on hand. Dealers increased their inventories in 2000 as a result of the strong sales in 1999 that had left them unable to satisfy consumer demand.
     Home equity loans are the second largest component of the corporation's consumer lending portfolio, comprising approximately 12% of outstanding loans at the end of 2001. After several years of declining balances, these loans increased slightly in 2001 as a result of attractive low rates that induced many customers to refinance outstanding loans or take on new credit.


----------------------------------------------------------------------------
December 31              2001       2000       1999       1998       1997
----------------------------------------------------------------------------

Consumer
 Automobile           $3,156,680 $3,169,269 $3,214,659 $2,771,579 $2,494,879
 Home equity, fixed-
  and variable-rate      748,888    743,542    831,952    898,748  1,063,861
 Revolving credit,
  including credit card   35,365     31,907     28,505    136,445    201,779
 Other                   160,697    170,482    184,930    210,080    254,913
Commercial               862,794    954,925    852,140    824,475    775,241
Construction and
  land development       158,575    181,575    151,776    121,338    120,276
Real estate
 Commercial mortgage     619,356    432,053    409,590    401,330    376,753
 Residential mortgage
  (excluding loans
   held for sale)        768,204    682,711    711,848    729,220    650,276
----------------------------------------------------------------------------
Total loans, net of
 unearned income      $6,510,559 $6,366,464 $6,385,400 $6,093,215 $5,937,978
============================================================================

Residential real estate loans, primarily fixed-rate loans with terms of 15 to 20 years, increased 13% at the end of 2001 over 2000 after several years of small declines. The corporation has made an effort to increase its share of loans in the home equity and consumer real estate categories and has several attractively priced programs offering fixed-rate loans for 15 years or less. Mortgage loans with terms greater than 20 years are available to the corporation's customers through its website but are immediately sold to an unaffiliated party. First Virginia pursues the highest quality home equity loans with low loan-to-value ratios, enabling it to show a nominal net charge-off rate. These loans are originated through the corporation's banking office network. In the first quarter of 2000, the corporation closed the offices of First General Mortgage Company, its home equity lending subsidiary. It operated in areas where the corporation did not have a banking presence, and the possibility of cross-selling additional services and building a total customer relationship was impractical.
     Average commercial loans, excluding construction loans, increased 4% in both 2001 and 2000, following a 7% increase in 1999. However, by the end of the year, this category had declined 10% compared to the end of 2000, primarily the result of the weakness in dealer floor plan loans mentioned above. The corporation has been emphasizing commercial loans over the last several years, stressing the relationship nature of its program, and it has been successful in cross-selling its cash management, insurance and asset management services. The corporation makes its loans to small- and medium-sized businesses in the communities served by its affiliate banks, including loans to government contractors, high-tech companies, hospitals, churches and country clubs. These loans are typically in amounts between $1 and $5 million. The corporation originates and retains all of its own loans to businesses headquartered within its market footprint and does not participate in loans with other organizations nor in nationally syndicated credits.
     Construction loans declined 13% in 2001 following two years of 20% or better growth as several projects were completed and transferred to commercial real estate loans with permanent financing. This category of loan comprises only 2% of outstanding loans and is primarily for residential development projects or commercial office space that is built for the borrower's own use. The corporation does not make construction loans for speculative or unleased properties. Commercial real estate loans increased 43% in 2001 following a 5% increase in 2000 and 2% in 1999. The majority of this increase was a result of the acquisition of James River Bankshares and its loan portfolio. The corporation's commercial real estate loans are mostly made for owner-use properties, generally carrying floating or adjustable interest rates.

SECURITIES

     The corporation has historically classified virtually its entire securities portfolio as held to maturity because it has both the ability and the intention to hold these securities to their stated maturity. However, in the latter part of 2001, the corporation classified a greater proportion of newly purchased securities as available for sale in order to provide additional liquidity for potential loan growth in 2002. By the end of 2001, securities classified as available for sale represented 47% of the securities portfolio compared to 5% at the end of 2000. It is the corporation's intention to return to its historical classification of securities as held to maturity for securities purchased in 2002 as liquidity is increased.

----------------------------------------------------------------------------
December 31                                     2001       2000       1999
----------------------------------------------------------------------------
Available for sale
  U.S. Government and its agencies         $  999,819 $   99,275 $  106,130
  Mortgage-backed securities
   of U.S. Government agencies                447,385        -          -
  Other                                        10,584     11,714     10,271
Held to maturity
  U.S. Government and its agencies          1,173,365  1,720,667  1,542,175
  Mortgage-backed securities
   of U.S. Government agencies                 94,214     16,707     24,877
  State and municipal                         370,175    315,745    351,086
  Other                                         2,073        -          249
----------------------------------------------------------------------------
Total securities                           $3,097,615 $2,164,108 $2,034,788
============================================================================



----------------------------------------------------------------------------
                                                         Book       Average
                                                         Value      Yield(1)
----------------------------------------------------------------------------
Available for sale
  U.S. Government and its agencies:
  One year or less                                    $   30,160       5.24%
  After five through ten years                           969,659       5.15
----------------------------------------------------------------------------
Total U.S. Government and its agencies                   999,819       5.15
----------------------------------------------------------------------------
  Mortgage-backed securities
   of U.S. Government agencies:(2)
  After one through five years                            97,855       4.76
  After five through ten years                           168,752       5.34
  After ten years                                        180,778       5.35
----------------------------------------------------------------------------
Total mortgage-backed securities
   of U.S. Government agencies                           447,385       5.22
----------------------------------------------------------------------------
Total available for sale                              $1,447,204       5.15%
============================================================================

Held to maturity
  U.S. Government and its agencies:
  One year or less                                    $  138,642       6.31%
  After one through five years                           519,962       5.88
  After five through ten years                           514,761       5.42
----------------------------------------------------------------------------
Total U.S. Government and its agencies                 1,173,365       5.73
----------------------------------------------------------------------------
  Mortgage-backed securities
   of U.S. Government agencies:(2)
  One year or less                                           108       4.54
  After one through five years                             2,926       6.38
  After five through ten years                            46,729       5.50
  After ten years                                         44,451       6.11
----------------------------------------------------------------------------
Total mortgage-backed securities
   of U.S. Government agencies                            94,214       5.81
----------------------------------------------------------------------------
  State and municipal obligations:
  One year or less                                       118,197       5.89
  After one through five years                           237,019       5.79
  After five through ten years                            13,852       7.14
  After ten years                                          1,107       8.32
----------------------------------------------------------------------------
Total state and municipal obligations                    370,175       5.88
----------------------------------------------------------------------------
  Other securities:
  After one through five years                             2,073       5.88
----------------------------------------------------------------------------
Total held to maturity                                $1,639,827       5.77%
============================================================================
(1) Fully taxable-equivalent basis.
(2) Based on contractual maturity.


The corporation has constructed its portfolio in a "laddered" approach so an approximately equal amount matures each month. This supplies liquidity to fund loan growth and provides for a natural hedge against changes in interest rates. The corporation does not invest in structured notes or other types of derivative securities.
     Average outstanding securities increased 16% in 2001 following a 10% decrease in 2000 and an 11% increase in 1999. The increase in the securities in 2001 was a result of a stronger than normal growth in deposits and a reduction in loan demand that served to increase the funds available for investment in the securities portfolio. The decline in the securities portfolio in 2000 was the result of reducing the build-up in the portfolio at the end of 1999, created to provide liquidity for potential Y2K-related deposit withdrawals that did not occur. Despite the sharp drop in interest rates in 2001 and the rapid growth in the securities portfolio, the yield on the portfolio actually increased six basis points to 5.87%. This was a result of the maturity of lower yielding securities purchased years earlier, a reduction in the percentage of securities invested in lower-yielding U.S. Treasury securities, and an increase in the proportion of U.S. Government agency and mortgage-backed securities.
     The corporation places primary importance on safety and liquidity in its securities portfolio. Accordingly, the majority of the portfolio is invested in U.S. Government and agency securities with maximum lives of approximately five years. At the end of 2001, the 55-month average expected duration of these securities was greater than the 25-month average expected duration at the end of 2000, the result of the rapid growth in the portfolio and the reinvestment of called U.S. Government agency securities. Because of the callable nature of these securities, the actual duration of the portfolio will likely be less than 55 months.
     At December 31, 2001, U.S. Government and agency securities comprised 70% of the securities portfolio compared to 84% at the end of 2000. During 2001, the corporation designated approximately $500 million of its securities portfolio as eligible for investment in short duration mortgage-backed securities with average lives of less than five years, and these securities comprised 17% of the portfolio at the end of 2001. The remainder of the portfolio is invested primarily in taxable and tax-exempt municipal securities. Over the past several years, a greater proportion of new securities have been placed in U.S. Government agency securities and less in U.S. Treasury securities. This is due to the lower yields available on U.S. Treasury securities and their lack of availability in certain maturity ranges, a direct consequence of the reduction of the federal deficit and federal debt. This trend is expected to continue over the next several years as the supply of U.S. Government notes and bonds is reduced.

MONEY MARKET INVESTMENTS

     Money market investments, consisting primarily of federal funds sold and securities repurchase agreements, are generally governed by the size of normally anticipated deposit swings and loan demand. In 2001, average money market investments increased 50% to $529.679 million as a consequence of a reduced demand for loans and strong growth in deposits. In 2000, average money market investments increased 26%, driven in part by a reduction in loan demand, but primarily by an increase in average available investable funds. The funds became available when the corporation significantly reduced the level of cash held in its banking offices to take advantage of declines in required regulatory reserves, the result of programs implemented in the preceding three years.



DEPOSITS

     Average deposits increased 4% in 2001 to $8.131 billion after falling 1% in 2000. Total deposits increased 11% from the end of 2000 to the end of 2001. Growth was steady throughout the year and picked up in the second half due to a number of factors. On July 2, the corporation acquired James River Bankshares with approximately $433 million in deposits, and in August it sold its former affiliate in Knoxville, Tennessee, with approximately $136 million in deposits. The Federal Reserve lowered rates aggressively throughout the year and added to the money supply, particularly after the terrorist events of September 11. The continued effects of the recession and decline in the stock markets, combined with these other events, induced a general movement to safety, and the corporation's reputation for safety and soundness attracted investors' financial assets. The small decline in 2000 was a result of the sale of six banking offices with $39.756 million in deposits and the consolidation of 18 offices into other nearby First Virginia offices. These closed or sold offices were located in slower-growth markets, near other First Virginia offices or were isolated in markets where First Virginia could not gain a major market presence.
     The corporation offers a variety of accounts that appeal to different target groups. The FirstVantage Plus account, which offers an attractive array of features to the high-balance customer, was enhanced in 1998 and has grown substantially in the past three years. Other accounts, appealing more to the typical mid-balance customer, provide relationship linkages that avoid service charges. The corporation's extensive branch office network creates a strong retail focus, resulting in a higher percentage of customers' maintaining balances in transaction accounts compared to other banks. Approximately 40% of the corporation's average deposits were composed of demand and interest checking accounts.
     Average demand deposits and interest checking accounts increased 4% in 2001 following a 1% increase in 2000. The corporation's extensive branch network, which is responsible for the greater mix of lower-cost transaction accounts, permits the corporation to maintain one of the lowest cost of funds among the 50 largest banks in the country. Average money market accounts increased 6% in 2001 to $984.523 million, after declining 5% in 2000 and rising 11% in 1999 and 20% in 1998. These funds were rising rapidly at the end of 2001, and it has been part of the corporation's long-term strategy to increase this relatively lower-cost source of funds by offering interest rates slightly higher than competing banks. Traditional consumer savings accounts declined 2% on average during 2001 to $1.018 billion following an 8% decline in 2000. The decline in interest rates and the desire for the safety and liquidity provided by these accounts slowed their long-term downward trend during 2001, and these balances were rising in the fourth quarter. Consumer savings accounts comprise 13% of total deposits.

Average Deposits
----------------------------------------------------------------------------
(Millions of Dollars)                               2001     2000      1999
----------------------------------------------------------------------------
Noninterest-Bearing                                $1,658   $1,590    $1,580
Interest Checking                                   1,555    1,501     1,480
Money Market                                          985      930       981
Savings                                             1,018    1,039     1,127
Consumer CDs                                        2,397    2,318     2,343
Large Denomination CDs                                518      469       440
----------------------------------------------------------------------------
Total Deposits                                     $8,131   $7,847    $7,951
============================================================================

     The rapid decreases in interest rates engineered by the Federal Reserve in 2001 reversed the upward movement in rates they had implemented in 1999 and 2000 in an effort to slow down the economy. As a result of the increased money supply and the liquidity in banks in general caused by slower loan demand, the competition for more volatile and interest-sensitive funds such as certificates of deposit was greatly reduced in 2001 compared to 2000 when competition was especially strong. This permitted the corporation to reduce the interest rates on consumer certificates of deposit dramatically during the year, however, the cost of these funds actually increased 14 basis points to 5.08% during 2001 because of the high rates offered in the latter part of 2000. These higher-cost certificates issued in 2000 will mostly mature in the first half of 2002 and the cost of funds from this source will decline sharply. Average outstanding consumer certificates of deposit increased 3% during 2001 to $2.397 billion after dropping 1% in 2000 and 4% in 1999 when competition for these funds was higher.
     Large denomination certificates of deposit increased 10% to $517.925 million after rising 7% in 2000. The cost of funds in this category declined five basis points to 5.36% in 2001 following an increase of 56 basis points in 2000 and a decline of 44 basis points in 1999. Most of these deposits come from the corporation's core consumer customers and a smaller amount from state and political jurisdictions that maintain other relationships with the corporation. The consumer certificates tend to mirror the rates of the regular certificates of deposit category. However, the state and political certificates are generally for much shorter average duration and their rates move more quickly in response to changes in interest rates. The corporation does not purchase brokered deposits nor does it solicit deposits outside of its primary market areas.
     Maturity ranges for certificates of deposit with balances of $100,000 or more on December 31, 2001, were:

----------------------------------------------------------------------------
Maturity Ranges                                                       Amount
----------------------------------------------------------------------------
One month or less                                                   $ 59,834
After one through three months                                       103,569
After three through six months                                       131,839
After six through twelve months                                      107,059
Over twelve months                                                   103,661
----------------------------------------------------------------------------
   Total                                                            $505,962
============================================================================

OTHER INTEREST-BEARING LIABILITIES

     Short-term borrowings consist primarily of securities sold by the affiliate banks with an agreement to repurchase them on the following business day and commercial paper issued by the parent company, primarily as a convenience to commercial customers in connection with the corporation's cash management services. The corporation does not borrow from other banks or debt markets. Average short-term borrowings from these sources increased by 27% in 2001 to $589.662 million and have increased between 21% and 24% in each of the preceding four years. These increases are a result of the corporation's success in increasing the number of commercial customers utilizing its sophisticated cash management services, including Treasury Workstation for larger businesses and Business Express, an internet product introduced in 2000 for small- and medium-sized businesses.
     Long-term debt consists of capitalized lease obligations on branch office facilities that are not subject to prepayment. In addition, long-term debt at December 31, 2001, includes $19.000 million in advances from the Federal Home Loan Bank incurred by James River Bankshares prior to its affiliation with First Virginia. Normally, the corporation does not borrow from the Federal Home Loan Bank although it is eligible to do so.

SHAREHOLDERS' EQUITY

     First Virginia has historically been one of the most highly capitalized banking companies in the nation, a reflection of its principles of safety, profitability and growth, in that order, and it maintains a capital position significantly higher than its peer group of banks. The ratio of total capital to total assets increased to 10.85% compared to 10.43% at the end of 2000 and 10.90% in 1999. The increase in the equity to asset ratio in 2001 was a consequence of the retention of a greater amount of income offset by a faster rate of growth in total assets. The corporation distributes its net income to shareholders through the payment of cash dividends and through the repurchase of its own shares in the open market. In 2001, the corporation increased its dividend twice during the year for the 20th consecutive year and declared dividends of $1.56 per share, a 5% increase over the $1.48 declared in 2000, which represented 45% of net income. Book value per share increased 12% during 2001 to $24.09 compared to a 3% increase in 2000 when less income was retained.

Return on Total Average Equity
(the higher, the better)
---------------------------------------
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
---------------------------------------
 2001        15.18%     14.79%    15.77%
 2000        14.36      14.63     17.43
 1999        14.64      15.15     15.86
 1998        12.81      14.40     14.32
 1997        13.10      15.75     16.03

     During 2001, the corporation purchased 499,000 shares of its stock at a total cost of $21.891 million compared to 3,074,200 shares purchased in 2000. Since 1993, the corporation has purchased an average of 1.719 million shares of stock each year and intends to purchase additional shares as market conditions dictate. The corporation's Board of Directors approved a six million share repurchase program in 1999 and there were 1.626 million shares eligible for repurchase at the end of 2001.
     First Virginia's subsidiary banks are required to comply with capital adequacy standards established by the Federal Reserve and the FDIC. Because of the high level of capital and the conservative nature of its assets, the corporation exceeded the additional regulatory risk-based capital requirements by wide margins. The Tier 1 risk-based capital ratio increased 138 basis points to 13.58% after declining 47 basis points in 2000 to 12.20%, the result of a decline in equity caused by the corporation's share repurchase program. The Total capital ratio increased by 137 basis points in 2001 to 14.59% due to the higher retention of earnings as a result of the decline in share repurchases during 2001. Each of the corporation's individual banks maintains capital ratios well in excess of regulatory minimums, and all qualify as "well capitalized" banks, allowing them the lowest FDIC premium rate and freedom to operate without restrictions from regulatory bodies.


ASSET QUALITY
-------------

     The corporation has a number of policies, reviewed regularly by senior management, to ensure that the risk in lending and investment activities is minimal, while the profit is consistent with the exposure to risk. Each affiliate bank's internal loan monitoring system also provides a detailed monthly report of production, delinquencies, and nonperforming and potential problem loans. This careful monitoring has resulted in a consistent record of low delinquencies and charge-offs, as well as few nonperforming loans in relation to the entire loan portfolio.
     The corporation has no foreign, nationally syndicated or highly leveraged transaction loans, and loans are only made within the trade areas of the affiliated banks or in adjacent states where the corporation maintains loan production offices generating high quality consumer installment loans. Loans are generally not participated with nor purchased from banks outside of the First Virginia affiliated group. In addition, participations between banks within the First Virginia group must first be shared with the corporation's lead bank, where a second comprehensive loan review is performed. Approximately 75% of the corporation's loans are made to consumers and are normally secured by personal or real property.
     First Virginia has no significant concentrations of credit to a single industry or borrower, and its loans are spread throughout its market area. The corporation's legal lending limit to any one borrower is approximately $103 million; however, it generally limits its loans to any one borrower and related interests to $15 million. In special cases, the corporation may exceed its internal guideline.
     One of the corporation's specialty loan areas is the automobile finance area, and loans are made to consumers, both directly through the corporation's branch network and indirectly through automobile dealerships. Roughly half of the total loan portfolio is comprised of consumer automobile loans, but because loan amounts are relatively small and spread across many individual borrowers, the risk of any major charge-offs is minimized. The corporation's automobile loans consist primarily of the highest quality loans, commonly referred to in the industry as "A" and "B" quality loans. These loans contain substantially fewer risk characteristics than lower quality "C" and "D" subprime loans and have lower delinquencies, charge-offs and collection costs. During periods of economic weakness, subprime loan categories generate very high delinquencies and charge-offs, while the high-quality loans the corporation specializes in experience only modestly higher delinquencies and charge-offs. The corporation also makes loans directly to high-quality automobile dealers to finance their inventories.

NONPERFORMING ASSETS

Nonperforming Assets Ratio
(the lower, the better)
---------------------------------------
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
---------------------------------------
 2001         0.28%      0.74%     0.64%
 2000         0.34       0.65      0.57
 1999         0.31       0.51      0.48
 1998         0.36       0.51      0.54
 1997         0.44       0.55      0.62

     Nonperforming assets declined 15% to $18.484 million in 2001 and were at a record low of only .28% of outstanding loans at December 31, 2001, compared to $21.864 million or .34% of loans at the end of 2000. The ratio of nonperforming assets has been generally trending downward since 1990 and has consistently been much lower than the average for similar sized banks in the corporation's national and regional peer groups. There were no concentrations of foreclosed real estate or nonaccruing loans in any specific geographic location or type of property, and the majority of nonperforming assets were comprised of smaller-balance loans to consumers.
     The table below shows total nonperforming assets at the end of each of the past five years. Experience has shown that actual losses on nonperforming assets are only a small percentage of such assets. The corporation expects to recover virtually all of its nonperforming assets, many with full interest.

----------------------------------------------------------------------------
December 31                        2001     2000     1999     1998     1997
----------------------------------------------------------------------------
Nonaccruing loans                $15,576  $14,954  $14,507  $14,654  $16,281
Restructured loans                   912    1,814    1,829    2,441    4,861
Properties acquired
 by foreclosure                    1,996    5,096    3,503    4,695    5,282
----------------------------------------------------------------------------
Total                            $18,484  $21,864  $19,839  $21,790  $26,424
============================================================================
Percentage of total loans and
 foreclosed real estate              .28%     .34%     .31%      36%     .44%
Loans 90 days past due
 and still accruing interest     $14,365  $11,111  $12,401  $17,162  $14,734
Percentage of total loans            .22%     .17%     .19%     .29%     .25%
============================================================================

     Loans past due 90 days or more increased $3.254 million to $14.365 million or .22% of outstanding loans at December 31, 2001, compared to $11.111 million or .17% of total loans at the end of 2000 and $12.401 million or .19% of total loans at the end of 1999. The corporation's delinquency ratio is significantly below industry averages, reflecting the high overall quality of its loan portfolio.
     Loans are classified as nonaccrual when full collectibility of principal or interest is in doubt; when repossession, foreclosure or bankruptcy proceedings are initiated; or when other legal actions are taken. Installment loans are generally placed in a nonaccrual status when payments are delinquent 120 days. All other loans are generally placed in nonaccrual status when they are 90 days delinquent. Loans may be classified as nonaccrual sooner if specific conditions indicate impairment is probable. A nonaccrual loan may be restored to an accruing status when principal and interest are no longer past due and future collection of principal and interest are not in doubt.
     Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. At the end of 2001, loans of this type that are not included in the table of nonperforming and past due loans on page 23 amounted to approximately $42.816 million. The majority of these loans represent commercial or property-related loans. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be reclassified as nonperforming or impaired loans in the future.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level that represents management's best estimate of credit losses for specifically identified loans as well as losses inherent in the remainder of the loan portfolio. The provision for loan losses is the periodic cost of maintaining an appropriate allowance. At December 31, 2001, the allowance for loan losses was $71.937 million and remained unchanged from the 1.10% of total loans at the end of 2000. Net charge-offs also were unchanged in 2001 at .14% of average loans, slightly less than the .16% in 1999. Net charge-offs of indirect automobile loans was unchanged at .20% in 2001 and 2000. Other consumer loan net charge-offs increased 12 basis points to .26% in 2001 from the .14% posted in 2000, which had dropped significantly from the .69% level in 1998 before the corporation sold its credit card portfolio in late 1998 and early 1999. All other categories of loans had slight decreases in net charge-offs in 2001 as credit quality remained at high levels.

Reserve Coverage Ratio
(the higher, the better)
---------------------------------------
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
---------------------------------------
 2001          436%       235%      251%
 2000          419        250       282
 1999          429        308       359
 1998          411        377       338
 1997          322        359       307

Net Charge-Off Ratio
(the lower, the better)
---------------------------------------
                               National
            First   Southern     Peer
          Virginia  Regionals   Group
---------------------------------------
 2001         0.14%      0.35%     0.35%
 2000         0.14       0.32      0.31
 1999         0.16       0.28      0.26
 1998         0.32       0.29      0.29
 1997         0.31       0.30      0.29


 An analysis of the activity in the allowance for loan losses for each of the last five years is presented in the following table:

--------------------------------------------------------------------------
December 31                     2001     2000     1999     1998     1997
--------------------------------------------------------------------------
Balance at beginning of year   $70,300  $70,119  $70,312  $68,064  $62,761
Provision charged to
 operating expense               6,755    9,428   14,190   20,800   17,177
Increase attributable
 to acquisitions                 5,479      -        -        679    5,551
Decrease attributable
 to divestiture                 (1,331)     -        -        -        -
Reserve on loans sold              -        -     (4,323)     -        -
--------------------------------------------------------------------------
    Total balance before
       charge-offs              81,203   79,547   80,179   89,543   85,489
--------------------------------------------------------------------------
Charge-offs
  Indirect automobile            8,041    7,894    8,654    9,743    7,706
  Other consumer (including      4,235    3,241    4,663   13,238   12,315
   credit cards)
  Real estate                      445      518      188      215      113
  Commercial                     1,140    1,138      679      384    1,412
--------------------------------------------------------------------------
    Total charge-offs           13,861   12,791   14,184   23,580   21,546
--------------------------------------------------------------------------
Recoveries
  Indirect automobile            2,146    1,938    2,145    2,034    1,581
  Other consumer (including      1,386    1,521    1,891    2,198    1,934
   credit cards)
  Real estate                      104       28       29       47      242
  Commercial                       959       57       59       70      364
--------------------------------------------------------------------------
    Total recoveries             4,595    3,544    4,124    4,349    4,121
--------------------------------------------------------------------------
 Net charge-offs                 9,266    9,247   10,060   19,231   17,425
--------------------------------------------------------------------------
Balance at end of year         $71,937  $70,300  $70,119  $70,312  $68,064
==========================================================================

Net loan losses (recoveries) to
 average loans
  Indirect automobile              .20%     .20%     .23%     .32%     .29%
  Other consumer (including        .26      .14      .21      .69      .64
   credit cards)
  Real estate                      .03      .04      .01      .02     (.01)
  Commercial                       .02      .10      .06      .03      .12
Total loans                        .14      .14      .16      .32      .31

Allowance for loan losses
  to year-end loans               1.10%    1.10%    1.10%    1.15%    1.15%
==========================================================================


     During 2001, the corporation refined its methodology for allocating the reserve for loan losses. The allowance for loan losses is composed of three elements: a general allowance based on historical loan loss experience and current trends, a specific allowance established on specific loans, and an unallocated allowance based on general economic conditions and other risk factors in the corporation's individual markets. The general allowance is the largest component of the total allowance and is determined by the mix of loan products within the overall loan portfolio, an internal loan grading process and associated allowance factors. These factors are reviewed and updated periodically to reflect current charge-off and credit quality trends and specific risks associated with each loan category.
     The consumer loan portfolio is separated by loan type, and each type is treated as a homogeneous pool. Specific consumer pools include indirect installment loans, direct installment loans, revolving credit and residential mortgages. A general allowance is allocated to each of these pools based upon historical trends in charge-off rates, current delinquency ratios and loan characteristics. Consumer loans tend to be for relatively short durations of three to seven years and have fairly consistent charge-off experience. A general allowance is also allocated to a portion of the commercial loan portfolio. Each commercial and commercial real estate loan is assigned a risk rating by the loan officer based on established credit policy guidelines. These risk ratings are periodically reviewed, and all ratings are subject to independent review. Loans receiving a risk rating of average or above are aggregated and assigned an allocation percentage which when multiplied by the dollar amount of loans results in a general allowance for these loans. The allocation percentage is based upon historical loss rates adjusted for current conditions.
     Loans receiving a below average rating, excluding nonperforming loans in excess of $25,000, are assigned a specific allowance based upon the level of classification. Each nonperforming loan in excess of $25,000 is reviewed and a specific allowance established. The amount of specific allowance assigned is based upon an assessment of probable sources of repayment including cash flow, collateral value, and the capacity of guarantors, if any.
     The unallocated allowance comprised 6% of the total allowance as of December 31, 2001, and is based on management's evaluation of various conditions that are not directly measured by any component of the allowance. This evaluation includes but is not limited to general economic trends, business conditions affecting key lending areas, changes in credit quality, collateral values, loan volumes, concentrations of credit risk, results of internal credit reviews and regulatory examinations. The amount of reserves allocated to the major loan categories as of December 31, 2001, is indicated in the following table:

--------------------------------------------------------------------------
                                                    Percent    Allowance
December 31                                         of Loans   Allocation
--------------------------------------------------------------------------
Consumer
 Indirect installment                                  46%       $29,469
 Direct installment                                    13         10,143
 Revolving credit                                       1          7,073
Commercial                                             13         10,407
Construction and land development                       2            694
Real estate
 Commercial mortgage                                   10          5,961
 Residential mortgage                                  15          3,515
Unallocated                                            -           4,675
--------------------------------------------------------------------------
Total allowance for loan losses                       100%       $71,937
==========================================================================

LIQUIDITY AND SENSITIVITY TO INTEREST RATES
-------------------------------------------

     The primary functions of asset/liability management are to ensure adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities. Interest-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Liquidity management involves the ability to meet the cash flow requirements of the corporation's loan and deposit customers. Interest-rate-sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The corporation does not hedge its position with swaps, options or futures but instead maintains a highly liquid and short-term position in substantially all of its earning assets and interest-bearing liabilities.
     One of the primary ways the corporation meets its liquidity needs is by scheduling the maturity of its securities so that approximately an equal amount will mature each month. The weighted-average expected duration of the securities portfolio at the end of 2001 was 55 months, up from 25 months at the end of 2000. Because the corporation views its securities portfolio primarily as a source of liquidity and safety, it does not necessarily react to changes in the yield curve in an attempt to enhance its yield. Accordingly, the average life of the portfolio is typically between two and three years as the corporation maintains a constant approach to its portfolio and invests primarily in U.S. Government and agency securities with a life generally no greater than five years. Municipal securities are also generally limited to lives of no more than five years, but availability and other factors mean they are occasionally purchased in serial issues with longer lives.
     A cash reserve consisting primarily of overnight investments is also maintained by the parent company to meet any contingencies and to provide additional capital, if needed, to the affiliate banks.
     Most of the corporation's loans are fixed-rate installment loans to consumers and mortgage loans with maturities longer than the deposits by which they are funded. A degree of interest-rate risk is incurred if the interest rate on deposits should rise before the loans mature. However, the substantial liquidity provided by the monthly repayments on these loans can be reinvested at higher rates that largely reduce the interest-rate risk.

-----------------------------------------------------------------------------
                                             Between     After
Maturity ranges and                One Year  One And     Five
   interest-rate sensitivity       or Less   Five Years  Years     Total
-----------------------------------------------------------------------------
Commercial                         $ 279,251 $ 316,103 $ 267,440 $  862,794
Construction and land development     56,742    65,303    36,530    158,575
-----------------------------------------------------------------------------
Total                              $ 335,993 $ 381,406 $ 303,970 $1,021,369
=============================================================================

Fixed-rate loans                             $ 313,801 $ 129,379 $  443,180
Floating-rate loans                             67,605   174,591    242,196
-----------------------------------------------------------------------------
Total                                        $ 381,406 $ 303,970 $  685,376
=============================================================================





Home equity lines of credit have adjustable rates that are tied to the prime rate. The majority of the loans not in the installment or mortgage categories have maturities of less than one year or have floating rates that may be adjusted periodically to reflect current market rates. These loans are summarized in the table on the preceding page.
     First Virginia's Asset/Liability Committee is responsible for reviewing the corporation's liquidity requirements and maximizing the corporation's net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Liquidity requirements are reviewed in detail for each of the corporation's affiliate banks; however, overall asset/liability management is performed on a consolidated basis to achieve a consistent and coordinated approach. One of the tools the corporation uses to determine its interest-rate risk is gap analysis. Gap analysis attempts to examine the volume of interest-rate-sensitive assets minus interest-rate-sensitive liabilities. The difference between the two is the interest-sensitivity gap, and it indicates how future changes in interest rates may affect net interest income. Regardless of whether interest rates are expected to increase or decrease, the objective

--------------------------------------------------------------------------
                                    1 to 30-Day  1 to 90-Day  1 to 180-Day
                                    Sensitivity  Sensitivity  Sensitivity
--------------------------------------------------------------------------
Earning assets
  Loans, net of unearned income     $   802,809  $ 1,260,500  $ 1,868,682
  Securities                             32,525      118,923      231,887
  Money market investments               95,808       95,808       95,808
  Other earning assets                      -            -            -
--------------------------------------------------------------------------
      Total earning assets              931,142    1,475,231    2,196,377
--------------------------------------------------------------------------
Funding sources
  Noninterest-bearing
    demand deposits                         -            -            -
  Interest checking                   1,711,885    1,711,885    1,711,885
  Money market                        1,132,998    1,132,998    1,132,998
  Savings                             1,048,577    1,048,577    1,048,577
  Consumer certificates of deposit      220,858      566,952    1,201,682
  Large denomination certificates
    of deposit                           59,834      163,403      295,242
  Short-term borrowings                 639,351      639,351      639,351
  Long-term debt                          6,000          -            -
  Other funding sources                     -            -            -
--------------------------------------------------------------------------
      Total funding sources           4,819,503    5,263,166    6,029,735
--------------------------------------------------------------------------
Interest-sensitivity gap            $(3,888,361) $(3,787,935) $(3,833,358)
==========================================================================

Interest-sensitivity gap as a
  percentage of earning assets           (39.96)%     (38.93)%     (39.39)%

Ratio of interest-sensitive assets
  to interest-sensitive liabilities         .19x         .28x         .36x
==========================================================================




--------------------------------------------------------------------------
                                                   Beyond One
                                    1 to 365-Day    Year or
                                     Sensitivity  Nonsensitive    Total
--------------------------------------------------------------------------
Earning assets
  Loans, net of unearned income     $ 2,986,869   $3,523,690   $6,510,559
  Securities                            387,247    2,710,368    3,097,615
  Money market investments               95,808          -         95,808
  Other earning assets                      -         26,872       26,872
--------------------------------------------------------------------------
      Total earning assets            3,469,924    6,260,930    9,730,854
--------------------------------------------------------------------------
Funding sources
  Noninterest-bearing
    demand deposits                         -      1,831,324    1,831,324
  Interest checking                   1,711,885          -      1,711,885
  Money market                        1,132,998          -      1,132,998
  Savings                             1,048,577          -      1,048,577
  Consumer certificates of deposit    1,821,581      597,309    2,418,890
  Large denomination certificates
    of deposit                          402,301      103,661      505,962
  Short-term borrowings                 639,351          -        639,351
  Long-term debt                            -         13,526       13,526
  Other funding sources                     -        428,341      428,341
--------------------------------------------------------------------------
      Total funding sources           6,756,693    2,974,161    9,730,854
--------------------------------------------------------------------------
Interest-sensitivity gap            $(3,286,769)  $3,286,769   $      -
==========================================================================

Interest-sensitivity gap as a
  percentage of earning assets           (33.78)%      33.78%        0.00%
Ratio of interest-sensitive assets
  to interest-sensitive liabilities         .51x        2.11x        1.00x
==========================================================================


is to maintain a gap position that will minimize any changes in net interest income. A negative gap exists when the corporation has more interest-sensitive liabilities maturing within a certain time period than interest sensitive assets. Under this scenario, if interest rates were to increase it would tend to reduce net interest income.
     At December 31, 2001, the corporation was liability sensitive in the short term (under six months) by approximately 39% of earning assets, which declines to 34% in 12 months. Technically, the corporation may reprice interest checking, savings and insured money market accounts at any time and, accordingly, they have been classified in the 1-30 day sensitivity category in the preceding table. However, the degree and frequency of movement are more limited in practice, and they are much less sensitive than contractually possible. The table beginning on the previous page shows the corporation's interest-sensitivity position at December 31, 2001.
     First Virginia also uses simulation analysis to monitor and manage interest-rate sensitivity. Under this analysis, changes in interest rates and volumes are used to test the sensitivity of First Virginia's net interest income. Simulation analysis uses a more dynamic version of the information shown in the preceding table that includes adjustments for the expected timing and magnitude of changes in assets and liabilities. These adjustments take into account that interest rates on individual asset and liability categories may change at a different pace from their contractual rate. A large part of First Virginia's loans and deposits come from its retail base, and they do not automatically reprice on a contractual basis in reaction to changes in interest rates. While First Virginia's liability sensitivity in the short term indicates that an increase in interest rates may negatively affect short-term net interest income, management would likely take actions to minimize its exposure to negative results and within a relatively short period of time make adjustments so that net interest income would not be materially impacted. For example, the corporation's net interest margin has averaged 5.15% over the past ten years and has exceeded 4.87% every year since 1978, despite wide changes in interest rates. During 2001, short-term interest rates declined a total of 475 basis points yet the corporation's net interest margin declined only nine basis points, and by the fourth quarter, it exceeded the net interest margin in the prior year's fourth quarter before interest rate levels had begun to decline. At the same time, the corporation has been able to maintain adequate liquidity to provide for changes in loan and deposit demands.
     Using shock analysis of a hypothetical, immediate increase in all interest rates of 200 basis points and comparing that to the anticipated interest-rate environment over the next 12 months also indicates that net interest income would decrease by 12%, while an immediate and hypothetical decrease in rates of 200 basis points would increase net interest income by 2%. Such an immediate change in all rates would be highly unlikely in management's opinion. The corporation's dynamic simulation modeling takes into account the effects such changes may have on overall economic activity, the reaction of individual categories of assets and liabilities, and the impact that different management actions may have on net interest income. Accordingly, First Virginia has not experienced the volatility its interest-sensitive gap position or shock analysis may indicate.
     Over time, or under stable interest rate conditions, net interest income will tend to be greater at higher interest rate levels. This is due to the large proportion of low-cost core deposits such as demand, interest checking, savings and money market accounts comprising the corporation's funding sources, which can be invested in relatively higher-yielding loans and investments.

FORWARD-LOOKING STATEMENTS
--------------------------

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

QUARTERLY RESULTS
-----------------

     The results of operations for the first three quarters of 2001 have been analyzed in quarterly reports to shareholders. The results of operations for each of the quarters during the two years ended December 31, 2001, are summarized in the table on pages 44 and 45. The results of operations for the fourth quarter are highlighted below.
     For the fourth quarter of 2001, First Virginia's earnings per share increased 8% to $.84 compared to $.78 earned in the 2000 fourth quarter, excluding $1.981 million in nonrecurring after-tax gains from the sale of five branch offices in the 2000 fourth quarter. The return on average assets was 1.54% compared to 1.53% in the prior year's fourth quarter, and the return on average shareholders' equity was 13.96% compared to 14.69%, excluding the 2000 nonrecurring income. Net income for the quarter, including the nonrecurring income in 2000, increased 6% to $40.284 million or $.84 per share compared to $38.025 million or $.82 per share in 2000. Cash basis recurring income increased 10% to $43.244 million in the fourth quarter compared to $39.349 million in the prior year's fourth quarter. Cash basis recurring income produced a return on average tangible assets of 1.68% in the fourth quarter of 2001 and a return on average tangible shareholders' equity of 18.01%.
     Average deposit growth was strong in the fourth quarter, increasing at an annualized rate of 5% to $8.479 billion compared to $8.365 billion in the third quarter, and was up 9% over the prior year's fourth quarter of $7.794 billion. Average short-term borrowings, consisting almost entirely of commercial customers utilizing the corporation's cash management services, increased 24% during the fourth quarter to $650.738 million compared to $525.421 million in the prior year's fourth quarter. The combination of the recession and zero-interest loans by the automobile manufacturers impacted the corporation's new loan originations. Average loans declined at a 3% annualized rate in the fourth quarter to $6.548 billion compared to $6.592 billion in the third quarter, but were up 3% compared to the fourth quarter of 2000. The 32% annualized decline in average commercial loans in the fourth quarter was caused by seasonal lower demand from automobile dealers for floor plan loans coupled with reduced dealer inventories as a result of strong auto sales. Average consumer loans rose at an annualized rate of 1% compared to the third quarter and real estate loans increased at an annualized rate of 9% as consumers took advantage of historically low interest rates.
     The net interest margin increased eight basis points to 4.91% during the fourth quarter compared to 4.83% in the third quarter and was up three basis points compared to 4.88% in the fourth quarter of 2000. During the fourth quarter the Federal Reserve lowered interest rates three times, totaling 1.25%, following eight previous reductions in rates in the year for a total of 4.75% during 2001.
     Excluding a $3.134 million nonrecurring gain on the sale of five branch offices in the 2000 fourth quarter, noninterest income increased at a 13% rate to $33.293 million in the fourth quarter of 2001. Service charges on deposit accounts increased at a 16% pace in the fourth quarter, led by a 32% increase in commercial service charges and by a 12% increase in retail service charges. The growth in commercial service charges was a result of an increased customer base, higher volumes of business, and expanded utilization of the corporation's transaction processing and cash management services. The increase in retail fees was primarily a consequence of an increase in the number of customers utilizing the corporation's internet banking services. Electronic banking service fees increased 17% compared to the prior year's fourth quarter as a result of increased penetration and usage of the corporation's debit card programs. The 29% increase in income from the sale of insurance products in the fourth quarter was the result of increases in the sale of commercial insurance lines and in title insurance caused by a higher volume of real estate loan originations. Other income, excluding the gain from the sale of branch offices in the 2000 fourth quarter, increased 13% on the strength of higher sales of co-branded credit card products and deposit-oriented programs.
     Noninterest expense increased 6% compared to the fourth quarter of 2000 but was up only 3% for the full year. The 9% increase in salaries and employee benefits in the fourth quarter of 2001 is attributed to higher insurance expenses and the addition of James River Bankshares employees who were not included in the 2000 fourth quarter. Most other categories of expense were relatively unchanged compared to the prior year's fourth quarter. The efficiency ratio, which continued to improve, was 54.6% in the 2001 fourth quarter compared to 58.0% in 2000.





----------------------------------------------------------------------
                                          2001 Quarter Ended
----------------------------------------------------------------------
                                 Dec. 31  Sept. 30   June 30   Mar. 31
----------------------------------------------------------------------
Condensed Statements of Income

Interest and fees on loans      $124,348  $129,814  $123,586  $126,245
Income from securities            36,880    32,095    29,750    28,585
Other interest income              2,588     6,177     6,951     6,304
----------------------------------------------------------------------
 Total interest income           163,816   168,086   160,287   161,134
----------------------------------------------------------------------
Interest on deposits              44,322    50,263    49,291    50,466
Interest on borrowed funds         2,557     4,538     4,925     6,407
----------------------------------------------------------------------
 Total interest expense           46,879    54,801    54,216    56,873
----------------------------------------------------------------------
Net interest income              116,937   113,285   106,071   104,261
Provision for loan losses          2,046     1,708     2,138       863
Noninterest income                33,293    45,005    32,973    38,726
Noninterest expense               87,366    85,062    80,205    80,107
Provision for income taxes        20,534    25,000    19,316    21,755
----------------------------------------------------------------------
Net income                      $ 40,284  $ 46,520  $ 37,385  $ 40,262
======================================================================
Net income per share
  Basic                         $    .84  $    .96  $    .81  $    .87
  Diluted                            .84       .96       .81       .87

Average Quarterly Balances (in millions)

 Securities                      $ 2,684   $ 2,243   $ 2,061   $ 1,985
 Loans                             6,548     6,592     6,245     6,292
 Total earning assets              9,672     9,514     8,930     8,733
 Total assets                     10,473    10,307     9,643     9,448

 Demand deposits                   1,754     1,707     1,617     1,553
 Interest-bearing deposits         6,725     6,658     6,290     6,209
 Total deposits                    8,479     8,365     7,907     7,762
 Total shareholders' equity        1,154     1,145     1,028     1,005

Key Ratios

 Yield on earning assets            6.83%     7.12%     7.27%     7.52%
 Cost of funds                      2.52      2.98      3.18      3.42
 Net interest margin                4.91      4.83      4.84      4.88

 Return on average assets           1.54      1.81      1.55      1.70
 Return on average equity          13.96     16.25     14.54     16.03



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

Average Quarterly Balances (in millions)

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



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------
        (In thousands, except per share data)

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------
December 31                                             2001          2000
----------------------------------------------------------------------------

ASSETS
Cash and due from banks                            $   386,171   $   322,966
Money market investments                                95,808       190,443
----------------------------------------------------------------------------
Total cash and cash equivalents - Note 3               481,979       513,409
----------------------------------------------------------------------------
Securities-available for sale - Note 4               1,457,788       110,989
Securities-held to maturity (fair
   values-$1,658,992-2001 and
   $2,045,431-2000)- Note 4                          1,639,827     2,053,119
Loans, net of unearned income - Note 5               6,510,559     6,366,464
Allowance for loan losses - Note 6                     (71,937)      (70,300)
----------------------------------------------------------------------------
Net loans                                            6,438,622     6,296,164
----------------------------------------------------------------------------
Other earning assets                                    26,872        18,717
Premises and equipment - Note 7                        153,505       150,323
Intangible assets - Note 2                             199,948       157,777
Accrued income and other assets                        224,486       215,971
----------------------------------------------------------------------------
Total assets                                       $10,623,027   $ 9,516,469
============================================================================



CONSOLIDATED BALANCE SHEETS (Continued)

--------------------------------------------------------------------------
December 31                                           2001          2000
--------------------------------------------------------------------------

LIABILITIES
Deposits
 Noninterest-bearing                             $ 1,831,324   $ 1,618,901
 Interest-bearing
   Interest checking                               1,711,885     1,524,943
   Money market                                    1,132,998       874,421
   Savings                                         1,048,577       983,781
   Consumer certificates of deposit                2,418,890     2,323,733
   Large denomination certificates of deposit        505,962       500,037
--------------------------------------------------------------------------
Total deposits                                     8,649,636     7,825,816
--------------------------------------------------------------------------
Short-term borrowings - Note 8                       639,351       539,469
Long-term debt - Note 9                               19,526         1,116
Accrued interest and other liabilities               162,028       157,362
--------------------------------------------------------------------------
Total liabilities                                  9,470,541     8,523,763
--------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $10 par value (authorized
   3,000 shares; outstanding 42 shares -
   2001 and 45 shares - 2000) - Note 10                  421           451
Common stock, $1 par value (authorized
   175,000 shares; outstanding 47,827 shares -
   2001 and 46,163 shares - 2000) - Note 10           47,827        46,143
Capital surplus                                       74,959           612
Retained earnings                                  1,036,257       945,241
Accumulated other comprehensive income (loss)         (6,978)          259
--------------------------------------------------------------------------
Total shareholders' equity                         1,152,486       992,706
--------------------------------------------------------------------------
Total liabilities and shareholders' equity       $10,623,027   $ 9,516,469
==========================================================================


See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------
Year Ended December 31                           2001       2000       1999
-----------------------------------------------------------------------------

Interest income
   Loans                                       $503,993   $511,316   $503,995
   Securities-available for sale                 16,007      5,967      4,276
   Securities-held to maturity                  111,303    102,717    116,238
   Money market investments                      20,694     22,195     13,799
   Other earning assets                           1,326      1,611      2,314
-----------------------------------------------------------------------------
Total interest income                           653,323    643,806    640,622
-----------------------------------------------------------------------------

Interest expense
   Deposits                                     194,342    194,023    190,721
   Short-term borrowings                         17,806     25,122     15,905
   Long-term debt                                   621        166        288
-----------------------------------------------------------------------------
Total interest expense                          212,769    219,311    206,914
-----------------------------------------------------------------------------
Net interest income                             440,554    424,495    433,708
Provision for loan losses - Note 6                6,755      9,428     14,190
-----------------------------------------------------------------------------
Net interest income after provision
 for loan losses                                433,799    415,067    419,518
-----------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF INCOME (Continued)

-----------------------------------------------------------------------------
Year Ended December 31                           2001       2000       1999
-----------------------------------------------------------------------------

Net interest income after provision
 for loan losses                                433,799    415,067    419,518
-----------------------------------------------------------------------------
Noninterest income
   Service charges on deposit accounts           66,796     59,408     56,334
   Electronic banking service fees               17,619     13,746     11,561
   Trust and asset management fees               12,878     13,069     11,552
   Insurance premiums and commissions             7,703      6,674      7,413
   Other - Note 12                               40,454     24,935     48,892
   Securities gains - Note 4                      4,547        198        852
-----------------------------------------------------------------------------
Total noninterest income                        149,997    118,030    136,604
-----------------------------------------------------------------------------
Noninterest expense
   Salaries and employee
    benefits - Notes 11 and 13                  194,376    186,213    182,345
   Occupancy                                     26,890     26,405     25,588
   Equipment                                     33,140     32,784     31,470
   Amortization of intangibles                   14,836     14,974     15,048
   Other                                         63,498     61,769     72,843
-----------------------------------------------------------------------------
Total noninterest expense                       332,740    322,145    327,294
-----------------------------------------------------------------------------
Income before income taxes                      251,056    210,952    228,828
Provision for income taxes - Note 14             86,605     68,921     77,968
-----------------------------------------------------------------------------
Net income                                     $164,451   $142,031   $150,860
=============================================================================

Net income per share of common stock - Note 15
   Basic                                       $   3.49   $   3.02   $   3.02
   Diluted                                         3.48       3.01       3.00

Average shares of common stock outstanding - Note 15
   Basic                                         47,100     47,065     49,979
   Diluted                                       47,317     47,257     50,238


See notes to consolidated financial statements.





CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------
                                                        Accumulated
                                                           Other
                                                          Compre-    Total
                           Pre-                           hensive    Share-
                          ferred  Common Capital Retained  Income    holders'
                           Stock   Stock Surplus Earnings  (Loss)    Equity
------------------------------------------------------------------------------
Balance January 1, 1999   $  534 $50,094 $ 4,004 $934,703 $   993  $  990,328
Comprehensive income
   Net income                                     150,860             150,860
   Unrealized losses on
    securities available
    for sale, net of tax
    of $(1,075)                                             (1,971)    (1,971)
   Reclassification for gains
    realized in net income,
    net of tax of $(290)                                      (539)      (539)
                                                                    ----------
Total comprehensive income                                            148,350
Conversion of preferred
  to common stock            (35)      8       27                         -
Issuance of shares for
  stock options                       94    4,226                       4,320
Preferred stock retired      (14)             (26)                        (40)
Common stock purchased
  and retired                     (1,034)  (8,231)(35,461)            (44,726)
Dividends declared
  Preferred stock                                     (33)                (33)
  Common stock $1.36 per share                    (67,712)            (67,712)
------------------------------------------------------------------------------
Balance December 31, 1999    485  49,162     -    982,357  (1,517)  1,030,487
------------------------------------------------------------------------------
Comprehensive income
   Net income                                     142,031             142,031
   Unrealized gains on
    securities available
    for sale, net of tax
    of $1,065                                               1,899       1,899
   Reclassification for gains
    realized in net income,
    net of tax of $(67)                                      (123)       (123)
                                                                    ----------
Total comprehensive income                                            143,807
Conversion of preferred
  to common stock            (34)      6      28                          -
Issuance of shares for
  stock options                       70   1,756                        1,826
Common stock purchased
  and retired                     (3,095) (1,172)(109,914)           (114,181)
Dividends declared
  Preferred stock                                     (31)                (31)
  Common stock $1.48 per share                    (69,202)            (69,202)
------------------------------------------------------------------------------
Balance December 31, 2000    451  46,143     612  945,241     259     992,706
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
------------------------------------------------------------------------------
                                                         Accumulated
                                                            Other
                                                           Compre-    Total
                          Pre-                             hensive    Share-
                         ferred  Common Capital Retained    Income    holders'
                          Stock   Stock Surplus Earnings    (Loss)    Equity
------------------------------------------------------------------------------
Balance December 31, 2000   451  46,143     612    945,241     259    992,706
Comprehensive income
   Net income                                      164,451            164,451
   Unrealized losses on
    securities available
    for sale, net of tax
    of $(2,281)                                             (4,459)    (4,459)
   Reclassification for gains
    realized in net income,
    net of tax of $(1,764)                                  (2,778)    (2,778)
                                                                    ----------
Total comprehensive income                                            157,214
Issuance of shares for
  an acquisition                  2,104  93,428                        95,532
Conversion of preferred
  to common stock           (30)      7      23                           -
Issuance of shares for
  stock options                      86   3,057                         3,143
Common stock purchased
  and retired                      (513)(22,161)                      (22,674)
Dividends declared
  Preferred stock                                      (30)               (30)
  Common stock $1.56 per share                     (73,405)           (73,405)
------------------------------------------------------------------------------
Balance December 31, 2001 $ 421 $47,827 $74,959 $1,036,257 $(6,978)$1,152,486
==============================================================================


See notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------
Year Ended December 31                           2001       2000       1999
-----------------------------------------------------------------------------
Operating activities

Net income                                     $164,451   $142,031   $150,860
Adjustments to reconcile net income to
  net cash provided by operating activities
   Amortization of investment
      securities premiums                         3,999      5,393      9,969
   Accretion of investment securities discounts  (1,194)    (1,427)    (1,502)
   Gain on sale of premises and equipment          (264)      (829)      (131)
   Gain on nonrecurring transactions            (21,538)    (4,232)   (21,146)
   Gain on sale of securities                    (4,547)      (198)      (852)
   Depreciation of premises and equipment        13,681     13,975     13,390
   Amortization of goodwill and other
     intangible assets                           14,836     14,974     15,048
   Provision for loan losses                      6,755      9,428     14,190
   Net decrease in loans held for sale              366      5,192      9,179
   (Increase) decrease in interest receivable     5,753     (5,419)      (679)
   (Increase) decrease in prepaid expenses       (4,758)     1,356       (414)
   Increase (decrease) in interest payable       (3,304)     8,856     (3,080)
   Increase (decrease) in deferred income taxes   3,618     (4,443)    (5,543)
   Increase (decrease) in other accrued expenses (4,915)     3,346      1,068
-----------------------------------------------------------------------------
Net cash provided by operating activities       172,939    188,003    180,357
-----------------------------------------------------------------------------
Investing activities

Proceeds from the sale of available
  for sale securities                           202,809      7,440      1,988
Proceeds from the maturity of held
  to maturity securities                      4,002,003  1,187,707  1,072,881
Purchase of available for sale securities    (1,439,125)       -     (101,482)
Purchase of held to maturity securities      (3,609,949)(1,325,461)  (696,613)
Net (increase) decrease in loans                 86,906      9,689   (288,668)
Sales of premises and equipment                   6,213      7,642      3,950
Purchases of premises and equipment             (12,586)   (10,707)   (12,600)
Intangible assets acquired                          -       (2,203)      (711)
Net cash from acquisition                        20,257        -          -
Net cash from bank divestiture                   12,527        -          -
Other                                                68        696     14,701
-----------------------------------------------------------------------------
Net cash used for investing activities         (730,877)  (125,197)    (6,554)
-----------------------------------------------------------------------------




CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

-----------------------------------------------------------------------------
Year Ended December 31                           2001       2000       1999
-----------------------------------------------------------------------------
Financing activities

Net increase (decrease) in deposits             525,423    (38,132)  (191,130)
Net increase in short-term borrowings            97,042    119,172     34,301
Principal payments on long-term debt             (4,590)    (1,089)    (1,012)
Proceeds from issuance of common stock            3,143      1,826      4,320
Common stock purchased and retired              (22,674)  (114,181)   (44,726)
Cash dividends paid                             (71,836)   (69,416)   (66,064)
-----------------------------------------------------------------------------
Net cash (used for) provided
  by financing activities                       526,508   (101,820)  (264,311)
 -----------------------------------------------------------------------------
Net decrease in cash and
  cash equivalents                              (31,430)   (39,014)   (90,508)
Cash and cash equivalents at
  beginning of year                             513,409    552,423    642,931
-----------------------------------------------------------------------------
Cash and cash equivalents at end of year      $ 481,979   $513,409   $552,423
=============================================================================
Cash paid for
     Interest                                 $ 214,864   $210,455   $209,995
     Income taxes                                85,642     68,584     78,752
=============================================================================

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(Dollars in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     First Virginia Banks, Inc. ("FVBI" or "parent company") is a bank holding company and conducts its operations primarily through its eight commercial banking subsidiaries. These banking subsidiaries provide a broad array of traditional banking products and services through offices located primarily in Virginia, Maryland and Tennessee. To a lesser extent, other subsidiaries also provide financial products and services including credit insurance products and property and casualty insurance on an agency basis. FVBI and its subsidiaries are collectively referred to as the "corporation." The accounting and reporting policies of the corporation are in accordance with accounting principles generally accepted in the United States of America and conform with general practices in the banking industry. The following is a summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements.

Principles of Consolidation: The consolidated financial statements include the accounts of FVBI and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts for prior years have been reclassified for comparative purposes. These reclassifications are immaterial and had no effect on net income or shareholders' equity.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In particular, the allowance for loan losses involves estimates that are susceptible to change in the near term.

Cash and Cash Equivalents: Cash and cash equivalents include cash and due from banks, federal funds sold, securities purchased under agreements to resell and other short-term investments.

Securities: Securities are classified as either available for sale or held to maturity at the time of purchase. Debt securities which may be sold to meet liquidity needs arising from unanticipated deposit or loan fluctuations, changes in regulatory capital requirements, or unforseen changes in market conditions, are classified as available for sale. In addition, investments in equity securities are classified as available for sale. Securities available for sale are reported at estimated fair value as determined from quoted market prices. Unrealized holding gains and losses are excluded from earnings and reported in accumulated other comprehensive income within shareholders' equity, net of deferred income taxes. Gains or losses realized from the sale of securities available for sale are determined by specific identification and reported as a component of noninterest income.
Debt securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at cost adjusted for amortization of premiums and accretion of discounts on the constant yield method. Any gains or losses realized from the early redemption of securities held to maturity are determined by specific identification and are included as a component of noninterest income.

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

Allowance for Loan Losses: The allowance for loan losses is maintained at a level that represents management's best estimate of credit losses for specifically identified loans as well as losses inherent in the remainder of the loan portfolio. The provision for loan losses is the periodic cost of maintaining an appropriate allowance.
     The allowance is composed of general reserves, specific reserves and an unallocated reserve. The consumer loan portfolio is separated by loan type, and each type is treated as a homogeneous pool. A general allowance is allocated to each of these pools based upon historical trends in charge-off rates, current delinquency ratios and loan characteristics. Every commercial and commercial real estate loan is assigned a risk rating by the loan officer based on established credit policy guidelines. These risk ratings are periodically reviewed, and all ratings are subject to independent review. Loans receiving a risk rating of average or above are aggregated and assigned an allocation percentage which, when multiplied by the dollar amount of loans, results in a general allowance for these loans. The allocation percentage is based upon historical loss rates adjusted for current conditions. Loans receiving a below average rating, excluding nonperforming loans in excess of $25,000, are assigned a specific allowance based upon the level of classification. Each nonperforming loan in excess of $25,000 is reviewed and a specific allowance established.
     The unallocated reserve consists of an amount based on management's evaluation of various conditions that are not directly measured by any component of the allowance. This evaluation includes general economic conditions and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes, concentrations of credit risk, seasoning of the loan portfolio, results of internal credit reviews and regulatory examinations.

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

Intangible Assets: Goodwill related to acquisitions prior to 1976 is being amortized on a straight-line basis over 40 years; goodwill related to acquisitions after 1975 and before June 30, 2001, is being amortized over 10 to 25 years; goodwill related to acquisitions after June 30, 2001, is not being amortized. Core deposit premiums are being amortized over 10 years. The corporation periodically considers the potential impairment of intangible assets.

Stock-Based Compensation: The corporation adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which allows an entity to continue to measure compensation cost for these plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The corporation has elected to follow APB 25 and related interpretations in accounting for its employee stock options.

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

Recent Accounting Pronouncements: In July 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), were issued. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which the acquired entity is integrated. Furthermore, goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment using specific guidelines. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. As a result of SFAS 142, the corporation will no longer amortize its goodwill, but will be required to determine if the value of the goodwill is impaired. If such impairment exists, a write down of goodwill will be made at that time. The corporation has not yet evaluated impairment under SFAS 142. Beginning January 1, 2002, annual amortization expense will be reduced by approximately $5.669 million.
     In October 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), was issued. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement will not have a material effect on the corporation's financial statements.

2. ACQUISITIONS AND INTANGIBLE ASSETS

     On July 2, 2001, James River Bankshares, Inc. merged into the corporation. Shares of the corporation's stock totaling 2.104 million were issued, valued at $45.46 per share. James River shareholders who elected to receive cash in lieu of stock received $11.208 million. The acquisition was accounted for using the purchase method of accounting; goodwill of $49.236 million was recorded, which is not being amortized, along with a core deposit premium of $9.930 million, which is being amortized over ten years. The allocated fair values of the assets and liabilities acquired were $518.430 million and $470.737 million, respectively. The results of operations of the acquisition are included in the consolidated statements of income from the date of acquisition.
     On April 21, 2000, three branches were acquired from Wilmington Trust FSB including $22.523 million in deposits. A core deposit premium of $2.159 million was recorded and is being amortized over ten years.
     Total intangible assets, net of accumulated amortization of $83.968 million and $76.516 million as of December 31, 2001 and 2000, respectively, are as follows:

--------------------------------------------------------------------------
December 31                                           2001         2000
--------------------------------------------------------------------------
Goodwill                                            $150,183      $109,266
Core deposit premiums                                 49,447        48,082
Other                                                    318           429
--------------------------------------------------------------------------
Total intangible assets                             $199,948      $157,777
==========================================================================

3. CASH AND CASH EQUIVALENTS

     The corporation's banking affiliates are required by Federal Reserve regulations to maintain certain minimum cash balances consisting of vault cash and deposits in the Federal Reserve Bank or in other commercial banks. Such restricted balances totaled $35.850 million and $30.565 million as of December 31, 2001 and 2000, respectively.
     All securities underlying the money market investments were under the corporation's control, and the maximum amount of outstanding money market investments at any month-end during 2001 and 2000 was $843.837 million and $460.040 million, respectively.


4. INVESTMENT SECURITIES

----------------------------------------------------------------------------
                                   Amortized Unrealized Unrealized   Fair
                                      Cost      Gains     Losses     Value
----------------------------------------------------------------------------

Available for sale

December 31, 2001:
U.S. Government and its agencies   $1,005,533 $  1,733  $  7,447  $  999,819
Mortgage-backed securities of
 U.S. Government agencies             453,706      -       6,321     447,385
Other                                   9,395    1,189       -        10,584
----------------------------------------------------------------------------
    Total                          $1,468,634 $  2,922  $ 13,768  $1,457,788
============================================================================

December 31, 2000:
U.S. Government and its agencies   $   99,472 $     28  $    225  $   99,275
Other                                  11,081    1,469       836      11,714
----------------------------------------------------------------------------
    Total                          $  110,553 $  1,497  $  1,061  $  110,989
============================================================================

Held to maturity

December 31, 2001:
U.S. Government and its agencies   $1,173,365 $ 14,389  $    147  $1,187,607
Mortgage-backed securities of
 U.S. Government agencies              94,214      483       859      93,838
State and municipal obligations       370,175    5,363        90     375,448
Other                                   2,073       26       -         2,099
----------------------------------------------------------------------------
    Total                          $1,639,827 $ 20,261  $  1,096  $1,658,992
============================================================================

December 31, 2000:
U.S. Government and its agencies   $1,720,667 $  3,699  $ 11,355  $1,713,011
Mortgage-backed securities of
 U.S. Government agencies              16,707       50        98      16,659
State and municipal obligations       315,745      991       975     315,761
----------------------------------------------------------------------------
    Total                          $2,053,119 $  4,740  $ 12,428  $2,045,431
============================================================================


     Securities having a carrying value of $856.762 million and $814.133 million at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes. Gains of $4.547 million, $.198 million and $.852 million were realized in 2001, 2000 and 1999, respectively, on the sale of securities and consisted entirely of gross gains.






The maturity ranges of securities as of December 31, 2001, were as follows:

-----------------------------------------------------------------------------
                                                     Amortized
                                                       Cost      Fair Value
-----------------------------------------------------------------------------

Available for sale

One year or less                                     $   29,884  $   30,161
After five through ten years                            975,649     969,658
----------------------------------------------------------------------------
   Total                                              1,005,533     999,819
----------------------------------------------------------------------------
Mortgage-backed securities
 of U.S. Government agencies                            453,706     447,385
Equity securities                                         9,395      10,584
----------------------------------------------------------------------------
   Total available for sale                          $1,468,634  $1,457,788
============================================================================

Held to maturity

One year or less                                     $  256,838  $  260,625
After one through five years                            759,055     770,743
After five through ten years                            528,613     532,640
After ten years                                           1,107       1,146
----------------------------------------------------------------------------
   Total                                              1,545,613   1,565,154
----------------------------------------------------------------------------
Mortgage-backed securities
 of U.S. Government agencies                             94,214      93,838
----------------------------------------------------------------------------
   Total held to maturity                            $1,639,827  $1,658,992
============================================================================

5. LOANS

---------------------------------------------------------------------------
December 31                                              2001       2000
---------------------------------------------------------------------------
Consumer
  Automobile                                         $3,156,680  $3,169,269
  Home equity, fixed- and variable-rate                 748,888     743,542
  Revolving credit                                       35,365      31,907
  Other                                                 160,697     170,482
Commercial                                              862,794     954,925
Construction and land development                       158,575     181,575
Real estate
  Commercial mortgage                                   619,356     432,053
  Residential mortgage                                  768,204     682,711
---------------------------------------------------------------------------
Total loans, net of unearned income                   6,510,559   6,366,464
Less allowance for loan losses                           71,937      70,300
---------------------------------------------------------------------------
Net loans                                            $6,438,622  $6,296,164
===========================================================================

     The corporation's loans are widely dispersed among individuals and industries. On December 31, 2001, there was no concentration of loans in any single industry that exceeded 10% of total loans.
     Loans on which interest is not being accrued or whose terms have been modified to provide for a reduced rate of interest because of financial difficulties of borrowers, and interest income earned with respect to such loans were:

--------------------------------------------------------------------------
December 31                                    2001       2000       1999
--------------------------------------------------------------------------
Nonaccruing loans                            $15,576    $14,954    $14,507
Restructured loans                               912      1,814      1,829
--------------------------------------------------------------------------
Total                                        $16,488    $16,768    $16,336
==========================================================================
Income anticipated under
  original loan agreements                   $ 1,231    $ 1,411    $ 1,384
Income recorded                                  457        795        156
==========================================================================
     There were no formal commitments of a material amount to lend additional funds under these agreements, but additional advances may be made if it is in the interest of the corporation to do so. Loans modified for reasons other than a reduction in the interest rate were not material in amount. All loans which the corporation has classified as impaired are nonaccruing and have been allocated a specific reserve in the allowance for loan losses. No income was recorded while the loans were impaired.

---------------------------------------------------------------------------
December 31                                     2001       2000       1999
---------------------------------------------------------------------------
Impaired loans                                $ 1,083    $ 1,209    $   872
Related allowance for loan losses                 131        966        490
Average balance of impaired loans                 846        781        754
===========================================================================


     A total of $3.766 million, $5.145 million and $2.907 million of loans were transferred to foreclosed property during 2001, 2000 and 1999, respectively.
     The corporation, in the normal course of business, has made commitments to extend loans and has written standby letters of credit that are not recognized in the financial statements. On December 31, 2001 and 2000, standby letters of credit totaled $30.482 million and $25.829 million, respectively, and the unfunded amounts of loan commitments were:

---------------------------------------------------------------------------
December 31                                             2001        2000
---------------------------------------------------------------------------
Adjustable-rate loans
  Home equity lines                                $  431,936  $  446,150
  Commercial loans                                    683,322     609,114
  Construction and land development loans             127,266     147,913
Fixed-rate revolving credit lines                     140,581     114,047
---------------------------------------------------------------------------
Total                                              $1,383,105  $1,317,224
===========================================================================

     A majority of the commercial, construction and land development commitments and letters of credit will expire within one year, and all loan commitments can be terminated by the corporation if the borrower violates any condition of the commitment agreement.
     The credit risk associated with loan commitments and letters of credit is essentially the same as that involved with loans that are funded and outstanding. The corporation uses the same credit standards on a case-by-case basis in evaluating loan commitments and letters of credit as it does when funding loans, including the determination of the type and amount of collateral, if required.
     The corporation essentially ceased the servicing of mortgage loans for nonaffiliated parties in 2000. On December 31, 1999, such mortgages were $339.194 million.

6. ALLOWANCE FOR LOAN LOSSES

-------------------------------------------------------------------------
Year Ended December 31                            2001     2000     1999
-------------------------------------------------------------------------
Balance at beginning of year                    $70,300  $70,119  $70,312
Provision charged to operating expense            6,755    9,428   14,190
Increase attributable to acquisition              5,479      -        -
Decrease attributable to divestiture             (1,331)     -        -
Reserve on loans sold                               -        -     (4,323)
-------------------------------------------------------------------------
Balance before charge-offs                       81,203   79,547   80,179
-------------------------------------------------------------------------
Charge-offs                                      13,861   12,791   14,184
Recoveries                                        4,595    3,544    4,124
-------------------------------------------------------------------------
Net charge-offs                                   9,266    9,247   10,060
-------------------------------------------------------------------------
Balance at end of year                          $71,937  $70,300  $70,119
=========================================================================

7. PREMISES, EQUIPMENT AND LEASES

-------------------------------------------------------------------------
December 31                                             2001       2000
-------------------------------------------------------------------------
Land                                                  $ 36,924   $ 36,500
Premises and improvements                              178,712    171,048
Furniture and equipment                                123,008    118,107
-------------------------------------------------------------------------
Total cost                                             338,644    325,655
Accumulated depreciation                               185,139    175,332
-------------------------------------------------------------------------
Carrying value                                        $153,505   $150,323
=========================================================================

     The corporation has entered into lease agreements with unaffiliated persons for premises, principally banking offices. Many of the leases have one or more renewal options, generally for five or ten years, and some contain a provision for increased rent during the renewal period. Leases containing a provision for contingent payments are not significant in either number or amount. Portions of a few premises are subleased, and the amount of rent received is not material. There are no significant restrictions imposed on the corporation by any of the lease agreements. The corporation also leases a portion of its computer systems and other equipment. Leases on two banking offices are currently recorded as capital leases. The effect of capitalizing such leases on net income has not been material.
     During 2001, 2000 and 1999, occupancy and equipment expense included the rent paid on operating leases of $17.587 million, $17.287 million and $17.187 million, respectively.
     Minimum rental payments over the noncancelable term of operating and capital leases having a term in excess of one year are:

--------------------------------------------------------------------------
Year Ended December 31                                              Amount
--------------------------------------------------------------------------
2002                                                               $12,295
2003                                                                13,395
2004                                                                10,859
2005                                                                 9,207
2006                                                                 7,326
Thereafter                                                          20,118
--------------------------------------------------------------------------
Total minimum lease payments                                       $73,200
==========================================================================

8. SHORT-TERM BORROWINGS

-------------------------------------------------------------------------
December 31                                             2001       2000
-------------------------------------------------------------------------
Securities sold under agreements to repurchase        $552,019   $442,332
Commercial paper                                        87,332     97,137
-------------------------------------------------------------------------
Total short-term borrowings                           $639,351   $539,469
=========================================================================

     Securities sold under agreements to repurchase generally mature within one business day from the transaction date. The maximum amount of outstanding agreements for any month-end during 2001 and 2000 was $571.018 million and $447.612 million, respectively. The securities underlying the agreements were under the corporation's control. Commercial paper generally matures within one business day but may be issued for a term up to 270 days. Bank lines of credit available to the corporation amounted to $50 million and $100 million at December 31, 2001 and 2000, respectively. Such lines were not being used on either of those dates.

9. LONG-TERM DEBT

Long-term debt at December 31, 2001, included $19.000 million in advances from the Federal Home Loan Bank with rates ranging from 5.21% to 5.48%. Of this amount $6.000 million matures in 2002, with the balance maturing over the next nine years. The remainder of long-term debt consists primarily of capitalized lease obligations.








10. PREFERRED AND COMMON STOCK

     The corporation is authorized to issue three million shares of preferred stock, par value $10 per share. As of December 31, the following four series of cumulative convertible preferred stock were outstanding:

------------------------------------------------------------------------
                                                       Number of Shares
                                  Dividends             2001       2000
------------------------------------------------------------------------
Series A                              5%               15,551     16,548
Series B                              7%                3,290      3,290
Series C                              7%                5,072      5,372
Series D                              8%               18,148     19,927
------------------------------------------------------------------------
Total preferred shares                                 42,061     45,137
========================================================================

     The Series A, Series B and Series D shares are convertible into two and one-fourth shares of common stock, and the Series C shares are convertible into one and eight-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share.
The corporation is authorized to issue 175 million shares of common stock, par value $1 per share. At December 31, 2001, 3,078,624 shares of common stock were reserved: 92,353 for the conversion of preferred stock and 2,986,271 for stock options.
     The corporation has adopted a shareholder rights plan that, under certain circumstances, will give the holders of the corporation's common stock the right to purchase shares of its preferred stock or other securities. The rights will become exercisable if a person or entity acquires 20% or more of the corporation's voting stock, unless it is acquired pursuant to an offer for all outstanding shares of common stock at a price and on terms determined by the Board of Directors to be adequate and in the best interests of the corporation and its shareholders.
     If the rights become exercisable, the holder of each share of common stock, except the person or entity acquiring 20% or more of the voting stock, will have the right to receive upon exercise that number of one one-hundredths share of preferred stock equal to the number of shares of common stock having a market value of two times the exercise price of the right, to the extent available, and then an equal number of an equivalent security. The exercise price for each right is $450.00.
     The corporation may redeem the rights, at its option, at any time prior to the date they become exercisable. The rights expire on August 8, 2008. As of December 31, 2001, each outstanding share of common stock had 4/9 of a right attached thereto.

11. STOCK INCENTIVE PLANS

     Under the company's stock incentive plans, options may be granted to key employees to purchase the corporation's common stock. All options are granted at full market price on the date of the grant and generally vest within five years of the grant date and expire after ten years. In certain instances, the corporation must achieve established performance targets in order for the options to become exercisable. In those instances where vesting is dependent upon achieving certain performance targets, the corporation begins recognizing compensation expense when it becomes probable that the targets will be achieved and the options will become exercisable, for the difference between the exercise price and the current market price. Total stock-related compensation expense for 2001, 2000 and 1999 was $.225 million, $.636 million, and $.477 million, respectively. A summary of the corporation's stock option activity and related information follows:

-----------------------------------------------------------------------------
                             Available              Weighted  Excer- Weighted
                                To                  Average    cise-  Average
                               Grant   Outstanding   Price     able    Price
-----------------------------------------------------------------------------
Balance, January 1, 1999     2,355,475    787,014   $35.47    245,805  $19.31
Granted                       (267,000)   267,000    42.75
Forfeited                       16,300    (16,300)   44.96
Exercised                          -      (94,688)   15.65
-----------------------------------------------------------------------------
Balance, December 31, 1999   2,104,775    943,026    39.36    298,813   29.92
Granted                       (145,500)   145,500    45.44
Forfeited                       12,500    (12,500)   47.55
Exercised                          -      (69,573)   20.88
-----------------------------------------------------------------------------
Balance, December 31, 2000   1,971,775  1,006,453    41.41    384,187   36.51
Granted                       (182,000)   182,000    49.45
Attributable to acquisition        -      104,682    25.97
Expired                        (10,814)       -        -
Forfeited                       15,700    (15,700)   42.24
Exercised                          -      (85,825)   23.62
-----------------------------------------------------------------------------
Balance, December 31, 2001   1,794,661  1,191,610  $ 42.55    587,378 $ 38.58
=============================================================================

-----------------------------------------------------------------------------
                                         Weighted
                                          Average
                                        Contractual Weighted  Excer- Weighted
                                          Life in   Average    cise-  Average
Range of Exercise Prices     Outstanding   Years     Price     able    Price
-----------------------------------------------------------------------------
$14.25 - 15.37                   6,442        4.2   $14.46     6,442  $ 14.46
 21.42 - 31.25                 225,423        5.2    26.31   213,873    26.04
 42.06 - 52.31                 959,745        9.0    46.56   367,063    46.31
-----------------------------------------------------------------------------
$14.25 - 52.31               1,191,610        8.2   $42.55   587,378  $ 38.58
=============================================================================

     Pro forma information regarding net income and earnings per share as required by SFAS 123 has been determined as if the corporation had accounted for its employee stock options under the fair-value method. The fair value of all currently outstanding options was estimated at the date of the grant using a Black-Scholes option pricing model. A summary of the assumptions used and pro forma results for 2001, 2000 and 1999 is as follows:

--------------------------------------------------------------------------
December 31                                    2001       2000      1999
--------------------------------------------------------------------------
Assumptions
   Risk-free interest rate                       5.05%     5.11%     6.22%
   Dividend yield                                3.19%     3.15%     3.09%
   Volatility factor                             .168      .174      .155
   Weighted average expected life (years)         8.0       8.0       8.0
Pro forma results
   Net income                                $163,332  $141,405  $150,372
   Basic earnings per share                      3.47      3.00      3.01
   Diluted earnings per share                    3.45      2.99      2.99
   Fair value of options per share               9.38      8.97      9.30
==========================================================================

12. OTHER NONINTEREST INCOME

--------------------------------------------------------------------------
Year Ended December 31                          2001      2000      1999
--------------------------------------------------------------------------
Mortgage banking fees                         $   -     $ 1,311   $ 4,025
Credit card fees                                  -         -       5,439
Other noninterest income                       18,916    19,392    18,282
Gain on bank divestiture                       13,789       -         -
Gain on sale of investment in Star Systems      7,749       -         -
  (excluding $3,032 recorded in securities gains)
Gain on sale of branches                          -       3,134       -
Gain on sale of mortgage servicing rights         -       1,098       -
Gain on sale of credit card operations            -         -      17,899
Gain on demutualization of insurance company      -         -       3,247
--------------------------------------------------------------------------
Total other noninterest income                $40,454   $24,935   $48,892
==========================================================================

13. EMPLOYEE BENEFIT PLANS

     The corporation has a noncontributory, defined-benefit pension plan covering substantially all qualified employees. The benefits are based on years of service and the employee's compensation during the last ten years of employment. The corporation's funding policy is to make annual contributions in amounts necessary to satisfy the Internal Revenue Service's funding standards to the extent they are deductible against taxable income. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Contributions include normal costs of the plan and amortization for periods of up to 40 years of unfunded past service cost. The assets of the pension plan consist of U.S. Government and agency securities - 46.2%, other debt obligations - 12.4%, equity securities - 35.7%, and cash and equivalents - 5.7%.
     The corporation also has an unfunded nonqualified plan that provides retirement benefits to certain officers in accordance with the same computational terms as the qualified plan when those terms provide benefits in excess of the amounts payable under the IRS-qualified rules. The projected and accumulated benefit obligations under this plan were $3.307 million and $1.954 million, respectively, at December 31, 2001.

-------------------------------------------------------------------------
                                                        Postretirement
                                   Pension Benefits    Medical Benefits
-------------------------------------------------------------------------
December 31                          2001      2000     2001       2000
-------------------------------------------------------------------------
Change in benefit obligation
 Benefit obligation at beginning
  of year                         $135,397   $131,250 $ 17,748   $ 17,197
 Service cost                        5,223      4,563      416        660
 Interest cost                       9,986      9,333    1,316      1,231
 Plan participants'contributions       -          -        628        455
 Actuarial loss (gain)               6,129     (4,586)     879        (79)
 Benefits paid                      (5,715)    (5,163)  (1,479)    (1,716)
-------------------------------------------------------------------------
 Benefit obligation at end of
  year                             151,020    135,397   19,508     17,748
-------------------------------------------------------------------------
Change in plan assets:
 Fair value of plan assets at
  beginning of year                150,634    146,236
 Actual return on plan assets       (1,025)     9,545
 Company contributions               3 257         16
 Benefits paid                      (5,715)    (5,163)
------------------------------------------------------
 Fair value of plan assets at end
  of year                          147,151    150,634
------------------------------------------------------
 Funded (unfunded) status           (3,869)    15,237  (19,508)   (17,748)
 Unrecognized actuarial loss (gain) 18,481     (2,885)  (3,445)    (4,471)
 Unamortized prior service cost        156         13      -          -
 Unrecognized transition obligation    -          -      6,715      7,326
-------------------------------------------------------------------------
 Prepaid (accrued) benefit cost   $ 14,768   $ 12,365 $(16,238)  $(14,893)
=========================================================================
Weighted average assumptions as of December 31
 Discount rate                        7.25%      7.50%    7.25%      7.50%
 Expected return on plan assets       9.50       9.50
 Rate of compensation increase        4.75       4.75
=========================================================================

     The corporation sponsors a defined-benefit health care plan that provides postretirement medical benefits to full-time employees who have worked at least ten years and have attained age 55 while in service with the corporation. The benefits are based on years of service and are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. Employees hired after December 31, 1993, may participate in the plan but must pay 100% of the cost. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with the corporation's expressed intent to increase the retiree contribution rate annually for the expected increase in medical costs for that year. The corporation has set a maximum amount that it will contribute per year of approximately three times the 1993 contribution level. Terminated employees may elect to receive medical benefits for a limited period.
     The benefit obligation and plan asset activity for each of the plans is summarized above.

The net periodic benefit cost of the plans includes the following components:

---------------------------------------------------------------------
                                               Pension Benefits
---------------------------------------------------------------------
Year Ended December 31                    2001        2000      1999
---------------------------------------------------------------------
Service cost                           $  5,223    $  4,563  $  5,033
Interest cost                             9,986       9,333     9,135
Expected return on plan assets          (14,208)    (13,782)  (12,685)
Amortization of prior service
 cost and net transition obligation        (143)       (125)     (113)
Recognized actuarial loss (gain)             (4)        (17)      150
---------------------------------------------------------------------
Net periodic benefit cost              $    854    $    (28) $  1,520
=====================================================================

---------------------------------------------------------------------
                                                Postretirement
                                               Medical Benefits
---------------------------------------------------------------------
Year Ended December 31                    2001        2000      1999
---------------------------------------------------------------------
Service cost                           $    416    $    660  $    732
Interest cost                             1,316       1,231     1,153
Expected return on plan assets              -           -         -
Amortization of prior service
 cost and net transition obligation         610         610       610
Recognized actuarial loss (gain)           (147)       (241)      (91)
---------------------------------------------------------------------
Net periodic benefit cost              $  2,195    $  2,260  $  2,404
=====================================================================

     The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost-trend rate) is 7.10% for 2001 and is assumed to decrease gradually to 5.0% for 2006 and to remain at that level thereafter. The health care cost-trend rate assumption has a significant effect on the amounts reported. The corporation has limited its exposure to increases in health care cost-trend rates by setting a cap on the maximum amount it will ever pay on any one retiree and by passing through 100% of the cost of retiree health care to new employees hired after December 31, 1993. The following table represents the effect of a one-percent change in the assumed health care cost-trend rate:

---------------------------------------------------------------------------
                                                    One-Percent One-Percent
                                                     Increase    Decrease
---------------------------------------------------------------------------
Effect on benefit obligation                          $ 1,436     $(1,591)
Effect on service and interest cost components            140        (159)
===========================================================================

     The corporation has deferred compensation agreements with certain officers and directors. Benefits under these agreements are being funded by life insurance policies. The accrued liability for these agreements as of December 31, 2001 and 2000, was $27.686 million and $26.000 million, respectively. For the years ended December 31, 2001, 2000, and 1999, expenses related to these agreements were $1.483 million, $1.402 million, and $1.471 million, respectively.
     The corporation has a thrift plan to which employees with six months of service may elect to contribute up to 12% of their salary. For employees with more than one year of service, the corporation contributes to the plan to the extent of 50% of the employees' first 6% of contributions, and an additional 25% contribution is made if a specified profit objective is met. A 75% employer match was made in each of the years 2001, 2000 and 1999 when the corporation's contributions to the plan totaled $4.718 million, $4.466 million and $4.253 million, respectively. The plan is administered under the provisions of Section 401(k) of the Internal Revenue Code.

14. INCOME TAXES

     The provision for income taxes includes amounts currently payable and amounts deferred to or from other years as a result of differences in the timing of the recognition of income and expense for financial reporting and tax purposes. The income tax provision includes the following amounts:

----------------------------------------------------------------------------
Year Ended December 31                               2001     2000     1999
----------------------------------------------------------------------------
Current
  Federal taxes                                    $80,171  $72,022  $81,921
  State taxes                                        2,816    1,342    1,590
----------------------------------------------------------------------------
Total current                                       82,987   73,364   83,511
----------------------------------------------------------------------------
Deferred (benefit)
  Federal taxes                                      3,641   (2,888)  (5,538)
  State taxes                                          (23)  (1,555)      (5)
----------------------------------------------------------------------------
Total deferred                                       3,618   (4,443)  (5,543)
----------------------------------------------------------------------------
Provision for income taxes                         $86,605  $68,921  $77,968
============================================================================

     The exclusion of certain categories of income and expense from taxable net income results in an effective tax rate that is lower than the statutory federal rate. The differences in the rates are shown below:

-----------------------------------------------------------------------------
Year Ended December 31             2001            2000            1999
-----------------------------------------------------------------------------
                              Amount  Percent Amount  Percent Amount  Percent
-----------------------------------------------------------------------------
Statutory rate                $87,869   35.0% $73,833   35.0% $80,090   35.0%
Nontaxable interest on
 municipal obligations         (5,346)  (2.1)  (5,274)  (2.5)  (5,469)  (2.4)
State taxes, net of
 federal tax benefit            1,815    0.7     (138)  (0.1)   1,030    0.5
Nondeductible goodwill          2,156    0.9    2,362    1.1    2,361    1.0
Other items                       111    0.0   (1,862)  (0.8)     (44)   0.0
-----------------------------------------------------------------------------
Effective rate                $86,605   34.5% $68,921   32.7% $77,968   34.1%
=============================================================================



     The corporation's federal income tax returns are closed through December 31, 1996. Based on management's estimates of future taxable income, the full amount of the corporation's deferred tax asset will more likely than not be realized, and a valuation allowance is not deemed necessary. Significant components of the corporation's deferred-tax liabilities and assets are as follows:

--------------------------------------------------------------------------
December 31                                                2001     2000
--------------------------------------------------------------------------
Deferred-tax assets
  Allowance for loan losses                              $23,432   $24,605
  Deferred compensation                                    8,700     8,026
  Postretirement benefits                                  5,748     6,226
  Unrealized loss on securities                            3,868       -
  Other                                                    8,759    12,649
--------------------------------------------------------------------------
Total deferred-tax assets                                 50,507    51,506
--------------------------------------------------------------------------
Deferred-tax liabilities
  Depreciation                                             3,134     5,112
  Pension                                                  4,028     4,328
  Life insurance reserves                                  2,117     2,035
  Unrealized gain on securities                              -         177
  Purchase accounting timing differences                   2,377     1,343
  Other                                                    4,289     4,290
--------------------------------------------------------------------------
Total deferred-tax liabilities                            15,945    17,285
--------------------------------------------------------------------------
Net deferred-tax assets                                  $34,562   $34,221
==========================================================================

15. NET INCOME PER SHARE

-----------------------------------------------------------------------
Year Ended December 31                       2001      2000      1999
-----------------------------------------------------------------------

Computation of basic net income per share:
Net income                                 $164,451  $142,031  $150,860
Preferred stock dividends                        30        31        33
-----------------------------------------------------------------------
Net income applicable to common stock      $164,421  $142,000  $150,827
-----------------------------------------------------------------------

Average common shares outstanding            47,100    47,065    49,979

Net income per share of common stock       $   3.49  $   3.02  $   3.02
=======================================================================


Computation of diluted net income per share:
Net income                                 $164,451  $142,031  $150,860

Average common shares outstanding            47,100    47,065    49,979
Dilutive effect of stock options                122        90       149
Conversion of preferred stock                    95       102       110
-----------------------------------------------------------------------
Total average common shares                  47,317    47,257    50,238
-----------------------------------------------------------------------

Net income per share of common stock       $   3.48  $   3.01  $   3.00
=======================================================================

     Options to purchase 224,043, 653,245 and 194,000 shares in 2001, 2000 and 1999, respectively, at weighted average prices of $51.11, $46.06 and $52.31, respectively, were not included in the calculation of diluted earnings per share on the previous page because the options' exercise price was greater than the average market price.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow analyses or other valuation techniques. Those techniques involve subjective judgment and are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. As a result, the derived fair value estimates cannot be substantiated by comparison to independent markets, and in many cases, could not be realized in immediate settlement of the instrument.
     SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The disclosures also do not include certain intangible assets such as core deposit intangibles and goodwill. Accordingly, the aggregate fair value amount presented below should not be interpreted as representing the underlying value of the corporation.

---------------------------------------------------------------------------
December 31                         2001                     2000
---------------------------------------------------------------------------
                             Carrying      Fair       Carrying      Fair
                              Amount       Value       Amount       Value
---------------------------------------------------------------------------
Financial assets
 Cash and cash equivalents $  481,979  $  481,979   $  513,409  $  513,409
 Securities                 3,097,615   3,116,780    2,164,108   2,156,420
 Loans, net                 6,438,622   6,645,744    6,296,530   6,283,637
 Other                         83,522      83,522       78,446      78,446
Financial liabilities
 Deposits                   8,649,636   8,709,054    7,825,816   7,848,795
 Short-term borrowings        639,351     639,351      539,469     539,469
 Other                         62,531      63,842       46,196      46,196
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

Securities: Fair values for securities are based on quoted market prices.

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

Other Financial Liabilities: Other financial liabilities consist of accrued interest payable and long-term debt, excluding capital leases. The carrying amount of accrued interest approximates its fair value. The fair value of long-term debt was estimated using a discounted cash flow analysis, using interest rates currently available to the corporation for borrowings with similar terms.

Off-Balance Sheet Instruments: The majority of commitments to extend credit and standby letters of credit are at variable rates and have relatively short maturities. Therefore, the fair value of these instruments is immaterial. In addition, the corporation does not engage in hedging or swap transactions nor does it employ any derivative securities.

17. REGULATORY CAPITAL ADEQUACY REQUIREMENTS

     The corporation and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the corporation and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the corporation and its subsidiary banks to maintain at least the minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2001, the corporation and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.
     To be categorized as "well capitalized," a bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The most recent notification from the federal banking agencies categorized all of the corporation's bank subsidiaries as "well capitalized" under the regulatory framework. There are no conditions or events since the last notification that management believes have changed the subsidiary banks' category. Actual capital amounts and ratios are presented in the table below for the consolidated corporation and First Virginia Bank, the largest bank subsidiary.

----------------------------------------------------------------------------
                                                              To Be "Well
                                                              Capitalized"
                                               For Capital    Under Prompt
                                                 Adequacy      Corrective
                                  Actual         Purposes  Action Provisions*
-----------------------------------------------------------------------------
                               Capital  Ratio  Capital  Ratio Capital   Ratio
-----------------------------------------------------------------------------

December 31, 2001
  Tier 1 leverage ratio
    Consolidated Corporation  $965,089  9.39% $308,348 3.00%
    First Virginia Bank        275,392  7.01   117,857 3.00  $196,428   5.00%
  Tier 1 risk-based capital
    Consolidated Corporation   965,089 13.58   284,272 4.00
    First Virginia Bank        275,392  9.33   118,074 4.00   177,111   6.00
  Total risk-based capital
    Consolidated Corporation 1,037,026 14.59   568,544 8.00
    First Virginia Bank        304,055 10.30   236,149 8.00   295,186  10.00

December 31, 2000
  Tier 1 leverage ratio
    Consolidated Corporation  $835,485  8.99% $278,658 3.00%
    First Virginia Bank        254,053  7.23   105,390 3.00  $175,649   5.00%
  Tier 1 risk-based capital
    Consolidated Corporation   835,485 12.20   273,968 4.00
    First Virginia Bank        254,053  9.09   111,762 4.00   167,643   6.00
  Total risk-based capital
    Consolidated Corporation   905,785 13.22   547,936 8.00
    First Virginia Bank        282,038 10.09   223,524 8.00   279,406  10.00
============================================================================
* This requirement applies only to the bank subsidiaries.

18. RESTRICTIONS ON LOANS AND DIVIDENDS FROM SUBSIDIARIES

     The corporation's banking affiliates and its life insurance subsidiary are subject to federal and/or state statutes that prohibit or restrict certain of their activities, including the transfer of funds to the parent company. There are restrictions on loans from the affiliate banks to the parent company, and the banks and life insurance subsidiaries are limited as to the amount of cash dividends that they can pay. As of December 31, 2001, the parent company's equity in the net assets of its subsidiaries, after elimination of intercompany deposits and loans, totaled $750.923 million. Of that amount, $36.773 million was unrestricted as to the payment of dividends.

19. RELATED-PARTY TRANSACTIONS

     Directors and officers of the corporation were customers of, and had other transactions with, the corporation in the ordinary course of business. The corporation has made residential mortgage loans at favorable rates to officers who have been relocated for the convenience of the corporation. Other loan transactions with directors and officers were made on substantially the same terms as those prevailing for comparable loans to other persons and did not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 2001 and 2000, loans to directors and executive officers of the parent company and its significant subsidiaries totaled $42.193 million and $95.857 million, respectively. During 2001, $306.407 million of new loans were made and repayments totaled $360.744 million. These totals include loans to certain business interests and family members of the directors and executive officers. No losses are anticipated in connection with any of the loans.

20. BUSINESS SEGMENTS

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expenses, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. Pursuant to this definition the corporation maintains two segments: retail banking done through its affiliated banks with offices in Virginia, Maryland and Tennessee, and "other," which consists primarily of nonbanking services and is immaterial for segment reporting purposes. Since each of the affiliated banks in the retail banking segment offers similar products and services to similar types and classes of customers, operates in the same regulatory environment and has similar economic characteristics, all the affiliated banks are managed as one reportable segment, retail banking. Substantially all of the corporation's consolidated assets, revenues and income are derived from this segment. The corporation has no foreign operations.

21. CONTINGENCIES

     The corporation, in the normal course of its business, is the subject of legal proceedings instituted by customers and others. In the opinion of the corporation's management, there were no legal matters pending as of December 31, 2001, that would have a material effect on the financial statements.




22. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

                                BALANCE SHEETS
-----------------------------------------------------------------------------
December 31                                                 2001       2000
-----------------------------------------------------------------------------

Assets
  Cash and noninterest-bearing deposits
    principally in affiliated banks                     $      269 $      173
  Money market investments                                 160,180    121,230
  Investment in affiliates based on the corporation's
    equity in their net assets
     Banking companies                                     737,714    748,629
     Bank-related companies                                 13,209     13,153
  Securities (fair value $27,515 and $28,030)               27,532     28,108
  Loans (including $139,158 and $12,310
    to affiliated companies)                               148,566     22,233
  Premises and equipment                                    28,420     28,741
  Intangible assets                                        109,200    119,562
  Accrued income and other assets                           63,732     55,483
-----------------------------------------------------------------------------
  Total assets                                          $1,288,822 $1,137,312
=============================================================================

Liabilities and Shareholders' Equity
  Commercial paper                                      $   87,332 $   97,137
  Accrued interest and other liabilities                    49,004     47,469
-----------------------------------------------------------------------------
  Total liabilities                                        136,336    144,606
  Shareholders' equity                                   1,152,486    992,706
-----------------------------------------------------------------------------
  Total liabilities and shareholders' equity            $1,288,822 $1,137,312
=============================================================================




                          STATEMENTS OF INCOME
----------------------------------------------------------------------------
Year Ended December 31                            2001      2000      1999
----------------------------------------------------------------------------

Income

Dividends from affiliates
  Banking companies                             $258,041  $175,303  $129,964
  Bank-related companies                           1,350       700     1,375
Service fees from affiliates                       8,878    18,242    18,087
Rental income
  Affiliates                                       4,636     4,251     4,405
  Other                                            1,859     1,780     1,668
Interest and dividends
  Affiliates                                         635       932     1,296
  Other                                            6,569     6,518     5,997
Gain on bank divestiture                          13,789       -         -
Gain on sale of investment in Star Systems        10,781       -         -
Other                                              1,880       492     4,223
----------------------------------------------------------------------------
Total income                                     308,418   208,218   167,015
----------------------------------------------------------------------------

Expense

Salaries and employee benefits                    22,660    20,049    19,976
Interest
  Affiliates                                           1        42       130
  Other                                            2,736     4,713     3,103
Other expense
  Affiliates                                         822       859       931
  Other                                           17,660    17,408    19,800
----------------------------------------------------------------------------
Total expense                                     43,879    43,071    43,940
----------------------------------------------------------------------------
Income before income taxes and equity in
     undistributed income of affiliates          264,539   165,147   123,075
Provision for income taxes                         4,884    (3,108)   (1,208)
----------------------------------------------------------------------------
Income before equity in
     undistributed income of affiliates          259,655   168,255   124,283
Equity in undistributed income of affiliates     (95,204)  (26,224)   26,577
----------------------------------------------------------------------------
Net income                                      $164,451  $142,031  $150,860
============================================================================




                           STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------
Year Ended December 31                            2001      2000      1999
----------------------------------------------------------------------------
Net cash provided by operating activities       $245,699  $174,601  $140,746
----------------------------------------------------------------------------

Investing activities
 Proceeds from the sale of available
     for sale securities                          14,418       -       2,317
  Proceeds from maturity of held to
     maturity securities                          35,405       -       2,850
  Purchase of available for sale securities          -         -      (5,579)
  Purchase of held to maturity securities        (36,320)     (875)   (3,720)
  Net (increase) decrease in loans              (126,333)    5,763     1,964
  Purchases of premises and equipment             (3,248)     (612)     (666)
  Sales of premises and equipment                 16,786       (19)    1,842
  Net cash from bank divestiture                  32,000       -         -
  Net cash for acquisition                        (8,680)      -         -
  Other                                          (29,509)    2,186    (9,392)
----------------------------------------------------------------------------
Net cash (used for) provided
     by investing activities                    (105,481)    6,443   (10,384)
----------------------------------------------------------------------------
Financing activities
  Net increase (decrease) in
     short-term borrowings                        (9,805)    4,889    25,035
  Common stock purchased and retired             (22,674) (114,181)  (44,726)
  Proceeds from issuance of common stock           3,143     1,826     4,320
  Cash dividends                                 (71,836)  (69,416)  (66,064)
----------------------------------------------------------------------------
Net cash used for financing activities          (101,172) (176,882)  (81,435)
----------------------------------------------------------------------------
Net increase in cash and cash equivalents         39,046     4,162    48,927
Cash and cash equivalents at beginning of year   121,403   117,241    68,314
----------------------------------------------------------------------------
Cash and cash equivalents at end of year        $160,449  $121,403  $117,241
============================================================================

Cash paid (refunded)for
 Interest                                       $  2,780  $  4,675  $  3,105
 Income taxes                                      9,625    (5,185)   (3,949)
============================================================================



MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING
---------------------------------------------------

     The management of First Virginia Banks, Inc. has prepared and is responsible for the accompanying financial statements, together with the financial data and other information presented in this annual report. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances. The financial statements include amounts that are based on management's best estimates and judgments.
     Management maintains and depends upon an internal accounting control system designed to provide reasonable assurance that transactions are executed in accordance with management's authorization, that financial records are reliable as the basis for the preparation of all financial statements, and that the corporation's assets are safeguarded. The design and implementation of all systems of internal control are based on judgments required to evaluate the costs of control in relation to the expected benefits and to determine the appropriate balance between these costs and benefits. The corporation maintains a professional internal audit staff to monitor compliance with the system of internal accounting control. Operational and special audits are conducted, and internal audit reports are submitted to appropriate management.
     The Audit Committee of the Board of Directors, comprised solely of outside directors, meets periodically with the independent public accountants, management and internal auditors to review accounting, auditing and financial reporting matters. The independent public accountants and internal auditors have free access to the committee, without management present, to discuss the results of their audit work and their evaluations of the adequacy of internal controls and the quality of financial reporting.
     The 2001 financial statements in this annual report have been audited by the corporation's independent auditors, KPMG LLP, for the purpose of determining that the financial statements are presented fairly. Their independent professional opinion on the corporation's financial statements is presented on the following page.


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




REPORT OF KPMG LLP INDEPENDENT AUDITORS
---------------------------------------

To the Shareholders and Board of Directors
First Virginia Banks, Inc.

     We have audited the accompanying consolidated balance sheets of First Virginia Banks, Inc. and subsidiaries (the Corporation) as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Virginia Banks, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Richmond, Virginia
January 15, 2002















                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     Information relating to directors is incorporated by reference to the corporation's proxy statement dated March 11, 2002.

     Information relating to executive officers can be found in Part I on page 5.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     Incorporated by reference from the corporation's proxy statement dated March 11, 2002.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

     Incorporated by reference from the corporation's proxy statement dated March 11, 2002.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     Incorporated by reference from the corporation's proxy statement dated March 11, 2002.

                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

FINANCIAL STATEMENTS:

     The following consolidated financial statements and reports of independent auditors of the corporation and its subsidiaries are in Part II, item 8 on the following pages:
                                                                        Page
     Consolidated Balance Sheets - December 31, 2001 and 2000          46/47

     Consolidated Statements of Income - Years Ended
       December 31, 2001, 2000 and 1999                                48/49

     Consolidated Statements of Shareholders' Equity - Years
       Ended December 31, 2001, 2000 and 1999                          50/51

     Consolidated Statements of Cash Flows - Years Ended
       December 31, 2001, 2000 and 1999                                52/53

     Notes to Consolidated Financial Statements                        54/76

     Report of KPMG LLP Independent Auditors                              78

EXHIBITS:

     The following exhibits are filed as a part of this report:

     (3)(i)  Restated Articles of Incorporation are incorporated by reference to Exhibit 3 of Form 10-Q for June 30, 1998.

     (3)(ii) Restated Bylaws are incorporated by reference to Exhibit 3 of
                    Form 10-K for the year ended December 31, 2000.

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

          Amendment to Paragraph 1(a) of Barry J. Fitzpatrick's Supplemental Compensation Agreement is incorporated by reference to Exhibit 10 of the 1995 Annual Report on Form 10-K.

          Second Amendment to the Management Contract for Mr. Barry J. Fitzpatrick is incorporated by reference to Exhibit 10 of the 1996 Annual Report on Form 10-K.

          Supplemental compensation agreement for Mr. Paul H. Geithner, Jr. is incorporated by reference to Exhibit 10 of the 1992 Annual Report on Form 10-K.

          Supplemental compensation agreement for Mr. Thomas K. Malone, Jr. is incorporated by reference to Exhibit 10 of the 1992 Annual Report on Form 10-K.

          Supplemental compensation agreement for Mr. Robert H. Zalokar is incorporated by reference to Exhibit 10 of the 1992 Annual Report on Form 10-K.

          Employment agreements regarding "Change of Control" for Mr. Barry
          J. Fitzpatrick, Shirley C. Beavers, Jr., Richard F. Bowman, Raymond
          E. Brann, Jr. and Thomas P. Jennings are incorporated by reference to Exhibit 10 of the 1996 Annual Report on Form 10-K.

          Key Employee Salary Reduction Deferred Compensation Plans for 1983 and 1986 are incorporated by reference to Exhibit 10 of the 1992 Annual Report on Form 10-K.

          Amendment to Article VI, Section 6.03 of the Key Employee Salary Reduction Deferred Compensation Plan is incorporated by reference to Exhibit 10 of the 1995 Annual Report on Form 10-K.

          Directors' Deferred Compensation Plans for 1983 and 1986 are incorporated by reference to Exhibit 10 of the 1992 Annual Report on Form 10-K.

          1998 Directors' Deferred Compensation Plan is incorporated by reference to Exhibit 10 of the 1999 Annual Report on Form 10-K.

          First Virginia Thrift Restoration and Deferred Compensation Plan is incorporated by reference to Exhibit 10 of the 1999 Annual Report on Form 10-K.

          Collateral Assignment Split Dollar Life Insurance Agreement and Plan is incorporated by reference to Exhibit 10 of the 1992 Annual Report on Form 10-K.

          Amendment to the third paragraph of Section 9 of the Collateral Assignment Split Dollar Life Insurance Agreement and Plan is incorporated by reference to Exhibit 10 of the 1995 Annual Report on Form 10-K.

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

          1998 Stock Incentive Plan is incorporated by reference to Registration Statement Number 333-53698 on Form S-8 dated January 12, 2001.

    (13) First Virginia Banks, Inc., 2001 Annual Report to its Shareholders (Not included in the electronic filing)

    (21)  Subsidiaries of the Registrant

    (23)  Consent of Independent Auditors

    (24)  Power of Attorney concerning Directors' signatures


REPORTS ON FORM 8-K:

  No reports on Form 8-K were required to be filed during the last quarter of 2001.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed as of March 28, 2002, on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST VIRGINIA BANKS, INC.


                                      /s/ Barry J. Fitzpatrick
                                     _________________________________________
                                     Barry J. Fitzpatrick, Chairman, President
                                     and Chief Executive Officer


                                      /s/ Richard F. Bowman
                                     _________________________________________
                                     Richard F. Bowman, Executive Vice
                                     President, Treasurer and Chief Financial
                                     Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as of March 28, 2002 on behalf of the registrant and in the capacities indicated.

                  SIGNATURE                         TITLE
                  ---------                         -----

          /s/ Barry J. Fitzpatrick
         _____________________________           Chairman, President,
           Barry J. Fitzpatrick                  Chief Executive Officer
           Principal Executive Officer           and Director


          /s/ Richard F. Bowman
         _____________________________           Executive Vice President,
           Richard F. Bowman                     Treasurer and Chief Financial
           Principal Financial and               Officer
           Accounting Officer


           Jennifer S. Banner*
         _____________________________           Director
           Jennifer S. Banner


           Edward L. Breeden III*
         _____________________________           Director
           Edward L. Breeden, III


           Paul H. Geithner, Jr.*
         _____________________________           Director
           Paul H. Geithner, Jr.

                  SIGNATURE                         TITLE
                  ---------                         -----


           L. H. Ginn III*
         _____________________________           Director
           L. H. Ginn, III


           Edward M. Holland*
         _____________________________           Director
           Edward M. Holland


           Lawrence T. Jennings*
         _____________________________           Director
           Lawrence T. Jennings


           Eric C. Kendrick*
         _____________________________           Director
           Eric C. Kendrick


           W. Lee Phillips, Jr.*
         _____________________________           Director
           W. Lee Phillips, Jr.


           Joseph W. Richmond, Jr.*
         _____________________________           Director
           Joseph W. Richmond, Jr.


           Lynda S. Vickers-Smith*
         _____________________________           Director
           Lynda S. Vickers-Smith


           Robert H. Zalokar*
         _____________________________           Director
           Robert H. Zalokar


           Albert F. Zettlemoyer*
         _____________________________           Director
           Albert F. Zettlemoyer


* By: /s/Thomas P. Jennings
     ____________________________________
     Thomas P. Jennings, Attorney-in-fact
     March 28, 2002










                            ANNUAL REPORT ON FORM 10-K

                       For the Year Ended December 31, 2001

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































                            FIRST VIRGINIA BANKS, INC.
                             6400 Arlington Boulevard
                        Falls Church, Virginia 22042-2336


                    SUBSIDIARIES OF THE REGISTRANT        EXHIBIT 21
                           December 31, 2001
                                                  State of Incorporation and
                                                    Headquarters Location
                                                 ---------------------------
First Virginia Banks, Inc.                       Falls Church, Virginia
  Banking Subsidiaries:
       First Virginia Bank                       Falls Church, Virginia
         First General Mortgage Company          Falls Church, Virginia
         First Virginia Mortgage Company         Falls Church, Virginia
         First Virginia Commercial Corporation   Falls Church, Virginia
         First Virginia Card Services, Inc.      Falls Church, Virginia
         First Virginia Credit Services, Inc.    Falls Church, Virginia
         State Bank Services Corporation         Remington, Virginia
       Farmers Bank of Maryland                  Annapolis, Maryland
       Atlantic Bank                             Ocean City, Maryland
       First Virginia Bank-Hampton Roads         Norfolk, Virginia
         The Mortgage Company of James River Inc Suffolk, Virginia
         East Bank Services Corporation          Suffolk, Virginia
           Bankers Title of Hampton Roads, LLC   Chesapeake, Virginia (7.78%)
         JRB Service Corporation                 Waverly, Virginia
         JRB/C Services Corporation              Smithfield, Virginia
           Bankers Title of Hampton Roads, LLC   Chesapeake, Virginia (3.33%)
       First Virginia Bank-Colonial              Richmond, Virginia
         Family Finance Corporation              Petersburg, Virginia
         Family Finance of Virginia, Inc.        Petersburg, Virginia
         First Colonial Financial Corporation    Hopewell, Virginia
       First Virginia Bank-Southwest             Roanoke, Virginia
       First Virginia Bank-Blue Ridge            Staunton, Virginia
       First Vantage Bank/Tri-Cities             Bristol, Virginia
  Nonbanking Subsidiaries
       First Virginia Insurance Services, Inc.   Falls Church, Virginia
         First Virginia Insurance Services of
            Maryland, Inc.                       Falls Church, Virginia
       First Virginia Services, Inc.             Falls Church, Virginia
       First Virginia Life Insurance Company     Falls Church, Virginia
       Springdale Advertising Agency, Inc.       Falls Church, Virginia
       First Virginia Operations Services, Inc.  Falls Church, Virginia
       Springdale Temporary Services, Inc.       Falls Church, Virginia
       First General Leasing Company             Falls Church, Virginia
       Farmers National Land Corporation         Annapolis, Maryland
       James River Support, Inc.                 Waverly, Virginia

All of the organizations listed above are 100% owned by First Virginia Banks, Inc., or one of its subsidiary banks, except as indicated.


                                                                   Exhibit 23

                         Consent of Independent Auditors

Board of Directors
First Virginia Banks, Inc.

We consent to the incorporation by reference in the Registration Statement No. 33-30465 on Form S-8 dated June 30, 1997, Post-effective Amendment No. 1 to Registration Statement No. 33-38024 on Form S-8 dated January 10, 1994, Registration Statement No. 33-51587 on Form S-3 dated December 20, 1993, Registration Statement No. 33-54802 on Form S-8 dated November 20, 1992, Registration Statement No. 33-31890 on form S-3 dated November 1, 1989, Post-effective Amendment No. 2 to Registration Statement No. 2-77151 on Form S-8 dated October 30, 1987, Registration Statement No. 33-17358 on Form S-8 dated September 28, 1987, Registration Statement Number 333-53698 on Form S-8 dated January 12, 2001 and Registration Statement No. 333-60346 on Form S-4 dated May 7, 2001 and Post-effective Amendment No. 1 to Registration Statement No. 333-60346 on Form S-8 dated July 30, 2001 of First Virginia Banks, Inc. of our report dated January 15, 2002, relating to the consolidated balance sheets of First Virginia Banks, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which report appears in the December 31, 2001, annual report on Form
10-K of First Virginia Banks, Inc.



                                             /s/ KPMG





Richmond, Virginia
March 27, 2002






                                                        EXHIBIT 24
                               POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned directors of First Virginia Banks, Inc., and each of us, do hereby make, constitute and appoint Thomas P. Jennings and Christopher M. Cole, and each of them (either of whom may act without the consent or joinder of the other), our attorneys-in-fact and agents with full power of substitution for us and in our name, place and stead, in any and all capacities, to execute for us in our behalf the Annual Report on Form 10-K of First Virginia Banks, Inc. for the year ended December 31, 2001 and any and all amendments to the foregoing Report and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as we might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


     IN WITNESS WHEREOF, we the undersigned have executed this Power of Attorney this 27th day of February, 2002.

/s/ Jennifer S. Banner                  /s/ Eric C. Kendrick
_________________________               ___________________________
Jennifer S. Banner                      Eric C. Kendrick

/s/ Edward L. Breeden                   /s/ W. Lee Phillips Jr.
_________________________               ___________________________
Edward L. Breeden                       W. Lee Phillips, Jr.

/s/ Paul Geithner Jr                    /s/ Joseph W. Richmond, Jr.
_________________________               ___________________________
Paul Geithner, Jr.                      Joseph W. Richmond, Jr.

/s/ L. H. Ginn III                      /s/ Lynda S. Vickers-Smith
_________________________               ___________________________
L. H. Ginn III                          Lynda S. Vickers-Smith

/s/ Edward M. Holland                   /s/ Robert H. Zalokar
_________________________               ___________________________
Edward M. Holland                       Robert H. Zalokar

/s/ Lawrence T. Jennings                /s/ Albert F. Zettlemoyer
_________________________               ___________________________
Lawrence T. Jennings                    Albert F. Zettlemoyer