Form 10-Q
period 2002-03-31
FIRST VIRGINIA BANKS INC
filed 2002-05-14
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended                 Commission file number 1-6580
          March 31, 2002


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


               On April 30, 2002, there were 47,857,957 shares of common stock outstanding.



     This report contains a total of 21 pages.





                                    INDEX
                                                                  Page

                                                               ---------
     PART I - Financial Information


        Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - March 31,
              2002 and 2001, and December 31, 2001 (Unaudited)     3/ 4

           Condensed Consolidated Statements of Income - Three
              months ended March 31, 2002 and 2001 (Unaudited)     5/ 6

           Condensed Consolidated Statements of Shareholders'
              Equity - Three months ended March 31, 2002
              and 2001 (Unaudited)                                 7/ 8

           Condensed Consolidated Statements of Cash
              Flows - Three months ended March 31, 2002
              and 2001 (Unaudited)                                    9

           Notes to Condensed Consolidated Financial
              Statements (Unaudited)                              10/15


        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations          16/20

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


















                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------
        (Dollars in thousands, except per share data)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

-------------------------------------------------------------------------------
                                               March 31  December 31  March 31
                                                 2002       2001        2001
-------------------------------------------------------------------------------

ASSETS
Cash and due from banks                     $   285,248  $  386,171 $  284,355
Money market investments                        210,084      95,808    250,185
-------------------------------------------------------------------------------
Total cash and cash equivalents                 495,332     481,979    534,540
-------------------------------------------------------------------------------
Securities - available for sale               1,426,149   1,457,788     90,825
Securities - held to maturity (fair values
   of $1,768,149, $1,658,992 and $2,326,299)  1,763,626   1,639,827  2,316,541
-------------------------------------------------------------------------------
Total securities                              3,189,775   3,097,615  2,407,366
-------------------------------------------------------------------------------
Loans, net of unearned income                 6,553,729   6,510,559  6,237,575
Allowance for loan losses                       (72,823)    (71,937)   (68,914)
-------------------------------------------------------------------------------
Net loans                                     6,480,906   6,438,622  6,168,661
-------------------------------------------------------------------------------
Other earning assets                             31,768      26,872     18,367
Premises and equipment                          152,624     153,505    148,045
Intangible assets                               197,686     199,948    154,095
Accrued income and other assets                 240,001     224,486    219,740
-------------------------------------------------------------------------------
Total assets                                $10,788,092 $10,623,027 $9,650,814
===============================================================================





















CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)(Continued)

-------------------------------------------------------------------------------
                                               March 31  December 31  March 31
                                                 2002       2001        2001
-------------------------------------------------------------------------------

LIABILITIES
Deposits:
   Noninterest-bearing                      $ 1,867,819 $ 1,831,324 $1,638,422
   Interest-bearing:
        Interest checking                     1,716,809   1,711,885  1,535,473
        Money market                          1,272,783   1,132,998    906,361
        Savings                               1,095,193   1,048,577    995,993
        Consumer certificates of deposit      2,354,662   2,418,890  2,322,603
        Large denomination
          certificates of deposit               483,503     505,962    515,979
-------------------------------------------------------------------------------
Total deposits                                8,790,769   8,649,636  7,914,831
-------------------------------------------------------------------------------
Short-term borrowings                           638,994     639,351    548,058
Long-term debt                                   13,516      19,526        830
Accrued interest and other liabilities          172,141     162,028    169,035
-------------------------------------------------------------------------------
Total liabilities                             9,615,420   9,470,541  8,632,754
-------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                      416         421        434
Common stock, $1 par value                       47,851      47,827     46,159
Capital surplus                                  75,396      74,959      1,071
Retained earnings                             1,059,329   1,036,257    967,955
Accumulated other comprehensive income (loss)   (10,320)     (6,978)     2,441
-------------------------------------------------------------------------------
Total shareholders' equity                    1,172,672   1,152,486  1,018,060
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity  $10,788,092 $10,623,027 $9,650,814
===============================================================================

See notes to condensed consolidated financial statements.


















CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

-------------------------------------------------------------------------------
Three Months Ended March 31                                    2002     2001
-------------------------------------------------------------------------------

Interest income:
     Loans                                                  $118,364 $126,245
     Securities - available for sale                          18,669    1,086
     Securities - held to maturity                            20,812   27,499
     Money market investments                                  1,184    5,987
     Other earning assets                                        418      317
-------------------------------------------------------------------------------
Total interest income                                        159,447  161,134
-------------------------------------------------------------------------------

Interest expense:
     Deposits                                                 39,182   50,466
     Short-term borrowings                                     1,546    6,379
     Long-term debt                                              215       28
-------------------------------------------------------------------------------
Total interest expense                                        40,943   56,873
-------------------------------------------------------------------------------
Net interest income                                          118,504  104,261
Provision for loan losses                                      3,517      863
-------------------------------------------------------------------------------
Net interest income after provision
 for loan losses                                             114,987  103,398
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Three Months Ended March 31                                   2002      2001
-------------------------------------------------------------------------------

Net interest income after provision
 for loan losses                                             114,987  103,398
-------------------------------------------------------------------------------
Noninterest income:
    Service charges on deposit accounts                       16,921   16,009
    Electronic banking service fees                            4,469    3,929
    Trust and asset management fees                            3,367    3,177
    Insurance premiums and commissions                         2,342    1,899
    Other                                                      6,146   12,244
    Securities gains                                              -     1,468
-------------------------------------------------------------------------------
Total noninterest income                                      33,245   38,726
-------------------------------------------------------------------------------

Noninterest expense:
    Salaries and employee benefits                            50,381   46,416
    Occupancy                                                  7,175    6,633
    Equipment                                                  8,368    8,380
    Amortization of intangibles                                2,262    3,682
    Other                                                     16,569   14,996
-------------------------------------------------------------------------------
Total noninterest expense                                     84,755   80,107
-------------------------------------------------------------------------------
Income before income taxes                                    63,477   62,017
Provision for income taxes                                    21,258   21,755
-------------------------------------------------------------------------------
Net income                                                  $ 42,219 $ 40,262
===============================================================================

Net income per share of common stock:
    Basic                                                   $    .88 $    .87
    Diluted                                                      .88      .87

Average shares of common stock outstanding:
    Basic                                                     47,846   46,151
    Diluted                                                   48,106   46,353

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(Unaudited)

-------------------------------------------------------------------------------
                                                             Accum-
                                                             ulated
                                                             Other     Total
                            Pre-                             Compre-   Share-
                          ferred  Common  Capital Retained  hensive   holders'
                           Stock   Stock  Surplus Earnings   Income    Equity
-------------------------------------------------------------------------------


Balance January 1, 2001    $ 451  $46,143  $  612 $ 945,241 $   259 $  992,706
Comprehensive income:
  Net income                                         40,262             40,262
  Unrealized gains on
    securities available for
    sale                                                      2,182      2,182
                                                                    -----------
Total comprehensive income                                              42,444
                                                                    -----------
Conversion of preferred
  to common stock            (17)       4      13                         -
Issuance of shares for
  stock options                        14     559                          573
Common stock purchased
  and retired                          (2)   (113)                        (115)
Dividends declared:
  Preferred stock                                        (7)                (7)
  Common stock
    $0.38 per share                                 (17,541)           (17,541)
-------------------------------------------------------------------------------
Balance March 31, 2001    $  434  $46,159  $1,071 $ 967,955  $2,441 $1,018,060
===============================================================================















CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(Unaudited)(Continued)

-------------------------------------------------------------------------------
                                                            Accum-
                                                            ulated
                                                            Other
                                                            Compre-    Total
                         Pre-                               hensive    Share-
                        ferred Common  Capital  Retained    Income    holders'
                         Stock  Stock  Surplus  Earnings    (Loss)     Equity
-------------------------------------------------------------------------------

Balance January 1, 2002 $  421 $47,827 $74,959 $1,036,257  $(6,978) $1,152,486
Comprehensive income:
  Net income                                       42,219               42,219
  Unrealized losses on
    securities available for
    sale                                                    (3,342)     (3,342)
                                                                    -----------
Total comprehensive income                                              38,877
                                                                    -----------

Conversion of preferred
  to common stock           (5)      1       4                            -
Issuance of shares for
  stock options                     54   1,941                           1,995
Common stock purchased
  and retired                      (31) (1,508)                         (1,539)
Dividends declared:
  Preferred stock                                      (7)                  (7)
  Common stock
    $0.40 per share                               (19,140)             (19,140)
-------------------------------------------------------------------------------
Balance March 31, 2002  $  416 $47,851 $75,396 $1,059,329 $(10,320) $1,172,672
===============================================================================

See notes to condensed consolidated financial statements.



















CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

-------------------------------------------------------------------------------
Three Months Ended March 31                                   2002       2001
-------------------------------------------------------------------------------


Net cash provided by operating activities                  $ 48,115   $ 51,713
-------------------------------------------------------------------------------
Investing activities:
     Proceeds from the sale of available
        for sale securities                                  35,427      3,114
     Proceeds from the maturity of held to
        maturity securities                                 264,113    613,449
     Purchases of available for sale securities              (9,972)      -
     Purchases of held to maturity securities              (388,314)  (847,790)
     Net(increase) decrease in loans                        (45,800)   126,639
     Purchases of premises and equipment                     (2,906)    (1,562)
     Sales of premises and equipment                            943        376
     Other                                                   (4,337)    (5,042)
-------------------------------------------------------------------------------
Net cash used for investing activities                     (150,846)  (110,816)
-------------------------------------------------------------------------------
Financing activities:
     Net increase in deposits                               141,133     89,015
     Net increase (decrease) in short-term borrowings          (357)     8,589
     Principal payments on long-term debt                    (6,010)      (286)
     Common stock purchased and retired                      (1,539)      (115)
     Proceeds from issuance of common stock                   1,995        573
     Cash dividends paid                                    (19,138)   (17,542)
-------------------------------------------------------------------------------
Net cash provided by financing activities                   116,084     80,234
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents                    13,353     21,131
Cash and cash equivalents at beginning of year              481,979    513,409
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $495,332   $534,540
===============================================================================
Cash paid for:
     Interest                                              $ 47,323   $ 54,602
     Income taxes                                             3,591        696
===============================================================================

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands, except per share data)

1. GENERAL

     The foregoing unaudited consolidated financial statements include the accounts of the corporation and all of its subsidiaries. The corporation's subsidiaries are predominantly engaged in banking activities. Foreign banking activities and operations other than banking are not significant. All material intercompany transactions and accounts have been eliminated. The unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for each of the periods presented. Certain amounts previously reported in 2001 have been reclassified for comparative purposes.

     Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the corporation's annual report to stockholders on Form 10-K for the year ended December 31, 2001.

2. SECURITIES

     The following reflects the amortized cost of securities and the related approximate fair values:

-------------------------------------------------------------------------------
                                        March 31, 2002         March 31, 2001
-------------------------------------------------------------------------------
                                    Amortized     Fair     Amortized    Fair
                                       Cost       Value       Cost      Value
-------------------------------------------------------------------------------

Available for sale:
U.S. Government and its agencies   $  993,467 $  980,300 $   69,509 $   69,830
Mortgage-backed securities            439,328    434,631         -          -
 of U.S. Government agencies
Other                                   9,395     11,218     17,339     20,995
-------------------------------------------------------------------------------
    Total                          $1,442,190 $1,426,149 $   86,848 $   90,825
===============================================================================

Held to maturity:
U.S. Government and its agencies   $1,117,654 $1,120,246 $1,977,373 $1,983,584
Mortgage-backed securities
 of U.S. Government agencies          295,145    292,890     15,391     15,504
State and municipal obligations       348,760    352,921    323,777    327,211
Other                                   2,067      2,092        -          -
-------------------------------------------------------------------------------
    Total                          $1,763,626 $1,768,149 $2,316,541 $2,326,299
===============================================================================



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

3. LOANS

     Loans consisted of:

-------------------------------------------------------------------------------
March 31                                                   2002          2001
-------------------------------------------------------------------------------

Consumer
   Automobile                                         $3,207,777    $3,128,093
   Home equity, fixed- and variable-rate                 725,702       712,698
   Revolving credit loans                                 34,399        32,278
   Other                                                 148,559       163,493
Commercial                                               871,888       897,648
Construction and land development                        128,644       168,226
Real estate
   Commercial mortgage                                   645,098       455,823
   Residential mortgage                                  791,662       679,316
-------------------------------------------------------------------------------
Total loans, net of unearned income                   $6,553,729    $6,237,575
===============================================================================



4. ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses was:

-------------------------------------------------------------------------------
Three Months Ended March 31                                    2002     2001
-------------------------------------------------------------------------------

Balance at beginning of period                               $71,937  $70,300
Provision charged to operating expense                         3,517      863
-------------------------------------------------------------------------------
Balance before charge-offs                                    75,454   71,163
Charge-offs                                                    3,572    4,032
Recoveries                                                       941    1,783
-------------------------------------------------------------------------------
Balance at March 31                                          $72,823  $68,914
===============================================================================

Percentage of annualized net
   charge-offs to average loans                                  .16%     .14%

Percentage of allowance for loan
   losses to period-end loans                                   1.11     1.10









NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)


5. OTHER NONINTEREST INCOME

     Other noninterest income for the three months ended March 31, 2001 includes $7.749 million from the sale of the corporation's interest in Star Systems, Inc., which was exchanged for shares of Concord EFS, Inc.

6. FEDERAL INCOME TAX

     A reconcilement of income tax computed at the federal statutory tax rates to the provision for income taxes is as follows:

-------------------------------------------------------------------------------
Three Months Ended March 31                            2002           2001
-------------------------------------------------------------------------------
                                                   Amount  Pct    Amount  Pct
-------------------------------------------------------------------------------

Statutory rate                                    $22,217 35.0%  $21,706 35.0%
Nontaxable interest on
 municipal obligations                             (1,313)(2.0)   (1,136)(1.8)
State taxes, net of
 Federal tax benefit                                  273  0.4       658  1.1
Nondeductible goodwill                                 -    -        571  0.9
Other items                                            81  0.1       (44)(0.1)
-------------------------------------------------------------------------------
Effective rate                                    $21,258 33.5%  $21,755 35.1%
===============================================================================

7. PREFERRED AND COMMON STOCK

     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:

-------------------------------------------------------------------------------
                                           March 31    December 31    March 31
       Series    Dividends                   2002         2001          2001
-------------------------------------------------------------------------------
         A           5%                     15,490        15,551       16,325
         B           7%                      3,290         3,290        3,290
         C           7%                      5,036         5,072        5,072
         D           8%                     17,748        18,148       18,727
-------------------------------------------------------------------------------
Total preferred shares                      41,564        42,061       43,414
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






NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

     There are 175,000,000 shares of common stock, par value $1.00 per share, authorized and 47,851,184, 47,826,531 and 46,159,393 shares were outstanding at March 31, 2002, December 31, 2001, and March 31, 2001, respectively. Options to purchase 1,137,819 shares of common stock were outstanding on March 31, 2002. A total of 3,023,731 shares of common stock were reserved at March 31, 2002: 91,251 shares for the conversion of preferred stock and 2,932,480 shares for stock options.


8. EARNINGS PER SHARE

     Earnings per share computations are as follows:

-------------------------------------------------------------------------------
Three Months Ended March 31                                    2002     2001
-------------------------------------------------------------------------------

Basic:

Net income                                                   $42,219  $40,262
Preferred stock dividends                                          7        7
-------------------------------------------------------------------------------
Net income applicable to common stock                        $42,212  $40,255
-------------------------------------------------------------------------------

Average common shares outstanding (000s)                      47,846   46,151

Earnings per share of common stock                           $   .88  $   .87
===============================================================================

Diluted:

Net income                                                   $42,219  $40,262

Average common shares outstanding (000s)                      47,846   46,151
Dilutive effect of stock options (000s)                          168      104
Conversion of preferred stock (000s)                              92       98
-------------------------------------------------------------------------------
Total average common shares (000s)                            48,106   46,353
-------------------------------------------------------------------------------

Earnings per share of common stock                           $   .88  $   .87
===============================================================================



   Options which were not included in the calculation of diluted earnings per share because the options' exercise price was greater than the average market price were:
-------------------------------------------------------------------------------
Three Months Ended March 31                                   2002      2001
-------------------------------------------------------------------------------
Options (000s)                                                  179       182
Weighted average price                                      $ 52.31   $ 52.31
-------------------------------------------------------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

9. NEW ACCOUNTING PRONOUNCEMENTS

     The corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) on January 1, 2002. As of the date of adoption, the corporation had unamortized goodwill of $150.183 million and unamortized identifiable intangible assets of $49.765 million, all of which are subject to the transition provisions of SFAS 142. The corporation did not acquire or dispose of any goodwill during the quarter, and in accordance with SFAS 142, goodwill is no longer being amortized, but instead is to be tested for impairment at least annually. At the date of this report, the corporation had not completed the impairment test on its goodwill and has not determined whether there will be any transitional impairment losses recognized as a cumulative effect of a change in accounting principle. Substantially all of the identifiable intangible assets are core deposit premiums and there was no adjustment to the useful lives of these assets as a result of adopting SFAS
142. The carrying amount of amortizable intangible assets as of March 31, 2002, and the actual and expected amortization expense are as follows:

-------------------------------------------------------------------------------
                                      Gross
                                     Carrying      Accumulated       Carrying
March 31, 2002                        Amount      Amortization        Amount
-------------------------------------------------------------------------------
Core deposit premiums               $ 92,669        $ 45,463         $ 47,206
Other                                  1,281             983              298
-------------------------------------------------------------------------------
Total                               $ 93,950        $ 46,446         $ 47,504
===============================================================================


------------------------------------------------------------------------------
                                                      Core Deposit
Amortization Expense                      Goodwill      Premiums       Other
-------------------------------------------------------------------------------

Actual:
Three months ended March 31, 2001           $1,632          $2,017       $33
Three months ended March 31, 2002                -           2,241        21

Expected:
Twelve months ended December 31, 2002            -           8,823        83
Twelve months ended December 31, 2003            -           8,731        78
Twelve months ended December 31, 2004            -           8,731        78
Twelve months ended December 31, 2005            -           7,146        78
Twelve months ended December 31, 2006            -           5,662        78
Twelve months ended December 31, 2007            -           4,704        78
===============================================================================










NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

     The following tables compare the corporation's net income and earnings per share amounts had SFAS 142 been in effect for all periods presented.

-------------------------------------------------------------------------------
Three Months Ended March 31                                 2002        2001
-------------------------------------------------------------------------------

Net income                                               $ 42,219    $ 40,262
Goodwill amortization                                          -        1,632
-------------------------------------------------------------------------------
Adjusted net income                                      $ 42,219    $ 41,894
===============================================================================


Basic earnings per share:

Net income                                               $    .88    $    .87
Goodwill amortization                                          -          .04
-------------------------------------------------------------------------------
Adjusted net income                                      $    .88    $    .91
===============================================================================

Diluted earnings per share:

Net income                                               $    .88    $    .87
Goodwill amortization                                          -          .03
-------------------------------------------------------------------------------
Adjusted net income                                      $    .88    $    .90
===============================================================================




     The corporation adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
(SFAS 144) on January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of this statement did not have a material impact on the corporation's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------
        (Dollars in thousands, except per share data)

QUARTERLY RESULTS:


     First Virginia Banks, Inc. reported a 14% increase in 2002 first quarter earnings per share to $.88 compared to the $.77 earned in the 2001 first quarter, excluding a nonrecurring after-tax gain of $.10 per share in the 2001 first quarter from the sale of the corporation's interest in Star Systems, Inc. Excluding this gain, the return on average assets increased to 1.60% compared to 1.50% in the prior year's first quarter, and the return on average shareholders' equity increased to 14.47% compared to 14.14%. Including the gain in 2001, net income for the 2002 quarter totaled $42.219 million or $.88 per share compared to $40.262 million or $.87 per share in 2001's first quarter.

     Cash basis recurring earnings per share, which excludes both the effects of intangible assets and their related amortization and nonrecurring income items, equaled $.91 per share in the first quarter compared to $.83 in the prior year's first quarter. Effective in the first quarter of 2002, in accordance with new accounting rules, the corporation ceased amortizing the goodwill created in past acquisitions. These rules also require that the purchase method of accounting be used for all business combinations and that goodwill no longer be amortized to expense but instead be examined periodically for impairment. Cash basis recurring income produced a return on average tangible assets of 1.69% in the first quarter and a return on average tangible shareholders' equity of 18.06%.

     Total assets at March 31, 2002, increased 12% to $10.788 billion compared to $9.651 billion at March 31, 2001. Average loans declined to $6.506 billion compared to fourth quarter average loans of $6.548 billion but by the end of the quarter total loans had increased at an annualized rate of 3% to $6.554 billion. The corporation experienced its best automobile loan production for a January in its history, creating solid growth for the entire first quarter, despite the increased automobile sales in the fourth quarter of 2001 generated by manufacturer subsidized zero-percent loans. Within the next several months First Virginia plans to increase its market for high-quality automobile loans by expanding into two additional states, further capitalizing on its nationally recognized reputation as one of the premier providers in this area. Average real estate loans increased at an annualized 7% rate over the fourth quarter as relatively low interest rates induced consumers to refinance or take out new real estate debt. Commercial loans stabilized during the quarter following a decline in the fourth quarter, led by a 42% increase in floor plan lending to automobile dealers to finance their new car inventory. In addition, other commercial customers demonstrated renewed interest in expanding their businesses.

     Average deposits increased 11% to $8.622 billion compared to the prior year's first quarter of $7.762 billion and increased at an annualized rate of 7% over the strong fourth quarter. Lower cost transaction accounts showed the fastest pace of growth, with demand and interest-checking accounts rising 13% compared to a year ago and money market accounts up 36%. Interest rates were relatively stable during the first quarter in contrast to the rapid declines in 2001, and the maturity of higher cost certificates of deposit, combined with the growth of transaction accounts, helped lower the corporation's overall cost of funds. As a consequence, the net interest margin increased eight basis points to 4.96% compared to 4.88% in the prior year's first quarter.

     Excellent asset quality is a hallmark of First Virginia, and its quality indicator ratios remained significantly better than those of other banking organizations. The corporation has no exposure to the many national companies making the news with bankruptcy or insolvency issues. First Virginia's net charge-offs in the first quarter were $2.631 million or .16% of average loans compared to $2.249 million or .14% of average loans in the first quarter of 2001 and are a third of national peer group averages. Nonperforming assets declined as a percent of outstanding loans to .30% or $19.898 million compared to .31% or $19.265 million at the end of the prior year's first quarter. Loans past due 90 days or more declined to $11.249 million or .17% of loans at March 31, 2002, compared to $14.365 million or .22% of loans at December 31, 2001 and $12.230 million or .20% of loans at March 31, 2001. The allowance for loan losses increased slightly to 1.11% of outstanding loans compared to 1.10% at December 31, 2001. This represents a coverage ratio of annualized net charge-offs of 6.92 times or 405% of nonperforming loans. The provision for loan losses increased during the quarter to $3.517 million primarily as a result of the growth that occurred in the loan portfolio compared to a year ago when outstanding loans were declining.


     A summary of nonperforming and delinquent loans is as follows:

-----------------------------------------------------------------------------
March 31                                                   2002        2001
-----------------------------------------------------------------------------
Nonaccruing loans                                        $17,081     $13,415
Restructured loans                                           915         943
Properties acquired by foreclosure                         1,902       4,907
-----------------------------------------------------------------------------
Total nonperforming assets                               $19,898     $19,265
=============================================================================
Percentage of total loans and foreclosed real estate         .30%        .31%
Loans 90 days past due and still accruing interest       $11,249     $12,230
Percentage of total loans                                    .17%        .20%
=============================================================================

     Excluding a $7.749 million nonrecurring pretax gain from the sale of the corporation's interest in Star Systems, Inc. and other securities gains of $1.468 million in the prior year's first quarter, noninterest income increased at a 13% pace in the first quarter of 2002. This increase occurred in all categories of fees, reflecting the emphasis First Virginia has placed in the total customer account relationship and its across-business-lines approach to customer calling. Service charges on deposit accounts increased 6% compared to the prior year's first quarter, based on an 80% increase in consumer and business internet banking fees. Electronic banking income increased 14%, led by a 38% increase in income from the corporation's CheckCard product.
Insurance income, which includes sales of annuities, increased 23%, with strong growth in title insurance and commissions on the sale of investment products. As a result of a 47% increase in credit card related sales commissions and gains on the sale of foreclosed properties, other miscellaneous income increased 37%.

     Strong expense control management is another hallmark of First Virginia. The first quarter of 2002 was the first full quarter for the expense savings anticipated to take effect following First Virginia's July 2001 acquisition of James River Bankshares, and noninterest expenses declined 3% to $84.755 million compared to $87.366 million in the fourth quarter of 2001. Employment related expenses declined 4% compared to the fourth quarter despite a 37% increase in healthcare insurance expense. Although equipment and occupancy expenses increased 2% compared to the fourth quarter, they would have declined slightly had it not been for an additional charge for expenses to close the corporation's remaining supermarket branches following the decision to exit these locations which did not meet profitability expectations. Intangibles amortization declined $1.411 million or $.03 per share reflecting the cessation of the amortization of goodwill as required under new accounting rules. The efficiency ratio continued to improve and was 53.7% in the first quarter of 2002 compared to 56.3% in the prior year's first quarter.

     Total shareholders' equity was $1.173 billion at March 31, 2002, compared to $1.018 billion at March 31, 2001. Net book value per share increased 11% to $24.50 compared to $22.05 at the end of the prior year's first quarter. First Virginia remains one of the best capitalized banks in the nation. The corporation's Tier 1 capital leverage ratio at March 31, 2002, was 9.53%, a 26-basis-point increase compared to 9.27% at the end of the first quarter of 2001. During the first quarter, the corporation repurchased 25,900 shares of stock, leaving 1.600 million shares remaining in its currently authorized share repurchase program. At March 31, 2002, there were 47.851 million shares outstanding.

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








AVERAGE BALANCES AND INTEREST RATES (Unaudited)

-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
Three Months Ended March 31, 2002            Balance    Expense      Rate
-------------------------------------------------------------------------

ASSETS
Interest-earning assets
  Securities-available for sale
    U.S. Government and its agencies      $ 1,429,193   $ 18,552     5.19%
    Other*                                     10,605        162     6.09
  Securities-held to maturity
    U.S. Government and its agencies        1,174,818     16,768     5.71
    State, municipal and other*               358,955      5,260     5.86
                                           ----------   --------
      Total securities                      2,973,571     40,742     5.48
                                           ----------   --------
  Loans, net of unearned income
    Installment                             4,113,205     74,798     7.35
    Real estate                             1,406,085     27,590     7.94
    Other*                                    987,198     16,702     6.85
                                           ----------   --------
      Total loans                           6,506,488    119,090     7.40
                                           ----------   --------
  Money market investments                    274,466      1,184     1.75
  Other earning assets*                        28,365        418     5.89
                                           ----------   --------
      Total earning assets and income     $ 9,782,889    161,434     6.66
                                           ==========   --------
Interest-bearing liabilities
  Interest checking                       $ 1,682,658      1,015     0.24
  Money market                              1,212,319      5,390     1.80
  Savings                                   1,067,896      1,976     0.75
  Consumer certificates of deposit          2,393,453     25,406     4.30
  Large denomination
       certificates of deposit                494,260      5,395     4.43
                                           ----------   --------
      Total interest-bearing deposits       6,850,586     39,182     2.32
  Short-term borrowings                       621,918      1,546     1.01
  Long-term debt                               15,323        215     5.62
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense              $ 7,487,827     40,943     2.22
                                           ==========   --------
Net interest income and net interest margin             $120,491     4.96%
                                                        ========
*Fully taxable-equivalent basis

Other average balances
  Noninterest-bearing deposits            $ 1,771,902
  Preferred shareholders' equity                  420
  Common shareholders' equity               1,167,005
  Total assets                             10,584,058




AVERAGE BALANCES AND INTEREST RATES (Unaudited)

-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
Three Months Ended March 31, 2001             Balance    Expense     Rate
-------------------------------------------------------------------------

ASSETS
Interest-earning assets
  Securities-available for sale
    U.S. Government and its agencies       $   76,390   $    977     5.18%
    Other*                                      9,198        109     5.88
  Securities-held to maturity:
    U.S. Government and its agencies        1,584,527     23,706     6.00
    State, municipal and other*               315,257      4,694     5.95
                                           ----------   --------
      Total securities                      1,985,372     29,486     5.96
                                           ----------   --------
  Loans, net of unearned income
    Installment                             4,071,134     81,527     8.47
    Real estate                             1,122,942     22,777     8.20
    Other*                                  1,098,413     22,625     8.41
                                           ----------   --------
      Total loans                           6,292,489    126,929     8.16
                                           ----------   --------
  Money market investments                    436,876      5,987     5.56
  Other earning assets                         18,633        317     6.82
                                           ----------   --------
      Total earning assets and income      $8,733,370    162,719     7.52
                                           ==========   --------
Interest-bearing liabilities
  Interest checking                        $1,504,319      1,760     0.47
  Money market                                888,997      7,158     3.27
  Savings                                     982,976      3,599     1.48
  Consumer certificates of deposit          2,334,602     30,818     5.35
  Large denomination
       certificates of deposit                497,964      7,131     5.81
                                           ----------   --------
      Total interest-bearing deposits       6,208,858     50,466     3.30
  Short-term borrowings                       535,797      6,379     4.83
  Long-term debt                                1,016         28    10.93
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,745,671     56,873     3.42
                                           ==========   --------
Net interest income and net interest margin             $105,846     4.88%
                                                        ========
*Fully taxable-equivalent basis

Other average balances
  Noninterest-bearing deposits             $1,553,355
  Preferred shareholders' equity                  445
  Common shareholders' equity               1,004,478
  Total assets                              9,447,791





ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

            As of March 31, 2002, there have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 2001 in the corporation's annual report on Form 10-K.



                         PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

      b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.







              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer hereunto duly authorized.



                                            FIRST VIRGINIA BANKS, INC.


                                             /s/ Richard F. Bowman
         May 14, 2002                   --------------------------
                                             Richard F. Bowman,
                                             Executive Vice President,
                                             Treasurer and
                                             Chief Financial Officer