Form 10-Q
period 2002-06-30
FIRST VIRGINIA BANKS INC
filed 2002-08-14
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended                 Commission file number 1-6580
           June 30, 2002


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


               On July 31, 2002, there were 47,784,810 shares of common stock outstanding.



     This report contains a total of 25 pages.






                                    INDEX
                                                                  Page

                                                               ---------
     PART I - Financial Information


        Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - June 30,
              2002 and 2001, and December 31, 2001 (Unaudited)    3/ 4

           Condensed Consolidated Statements of Income - Three
              months and six months ended June 30, 2002 and
              2001 (Unaudited)                                    5/ 6

           Condensed Consolidated Statements of Shareholders'
              Equity - Six months ended June 30, 2002
              and 2001 (Unaudited)                                7/ 8

           Condensed Consolidated Statements of Cash
              Flows - Six months ended June 30, 2002
              and 2001 (Unaudited)                                 9

           Notes to Condensed Consolidated Financial
              Statements (Unaudited)                             10/15


        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         16/23

        Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                       24


     PART II - Other Information


        Item 4.  Submission of Matters to a Vote of
                   Security Holders                                24


        Item 6.  Exhibits and Reports on Form 8-K                  25
















                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------
        (Dollars in thousands, except per share data)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

-------------------------------------------------------------------------------
                                               June 30     Dec.31     June 30
                                                 2002       2001        2001
-------------------------------------------------------------------------------

ASSETS
Cash and due from banks                     $   304,704 $   386,171 $  312,600
Money market investments                        370,485      95,808    280,607
-------------------------------------------------------------------------------
Total cash and cash equivalents                 675,189     481,979    593,207
-------------------------------------------------------------------------------
Securities - available for sale               1,250,754   1,457,788     58,200
Securities - held to maturity (fair values of
   $1,946,703, $1,658,992 and $2,343,893)     1,926,454   1,639,827  2,332,093
-------------------------------------------------------------------------------
Total securities                              3,177,208   3,097,615  2,390,293
-------------------------------------------------------------------------------
Loans, net of unearned income                 6,588,518   6,510,559  6,270,081
Allowance for loan losses                       (73,345)    (71,937)   (68,670)
-------------------------------------------------------------------------------
Net loans                                     6,515,173   6,438,622  6,201,411
-------------------------------------------------------------------------------
Other earning assets                             30,946      26,872     17,872
Premises and equipment                          151,585     153,505    146,279
Intangible assets                               194,669     199,948    150,413
Accrued income and other assets                 206,382     224,486    206,679
-------------------------------------------------------------------------------
Total assets                                $10,951,152 $10,623,027 $9,706,154
===============================================================================
















CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)(Continued)

-------------------------------------------------------------------------------
                                               June 30     Dec. 31    June 30
                                                 2002        2001       2001
-------------------------------------------------------------------------------

LIABILITIES
Deposits:
   Noninterest-bearing                      $ 1,929,462 $ 1,831,324 $1,652,565
   Interest-bearing:
        Interest checking                     1,723,566   1,711,885  1,504,070
        Money market                          1,413,241   1,132,998    947,606
        Savings                               1,117,225   1,048,577  1,002,492
        Consumer certificates of deposit      2,280,744   2,418,890  2,321,168
        Large denomination
          certificates of deposit               486,571     505,962    506,021
-------------------------------------------------------------------------------
Total deposits                                8,950,809   8,649,636  7,933,922
-------------------------------------------------------------------------------
Short-term borrowings                           626,174     639,351    578,938
Long-term debt                                   13,507      19,526        539
Accrued interest and other liabilities          144,857     162,028    155,647
-------------------------------------------------------------------------------
Total liabilities                             9,735,347   9,470,541  8,669,046
-------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                      414         421        427
Common stock, $1 par value                       47,876      47,827     46,164
Capital surplus                                  76,241      74,959      1,205
Retained earnings                             1,086,257   1,036,257    987,329
Accumulated other comprehensive income (loss)     5,017      (6,978)     1,983
-------------------------------------------------------------------------------
Total shareholders' equity                    1,215,805   1,152,486  1,037,108
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity  $10,951,152 $10,623,027 $9,706,154
===============================================================================

See notes to condensed consolidated financial statements.



















CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

-------------------------------------------------------------------------------
                                        Three Months Ended   Six Months Ended
                                             June 30              June 30
                                          2002      2001       2002      2001
-------------------------------------------------------------------------------

Interest income:
     Loans                              $118,317 $123,586    $236,681 $249,831
     Securities - available for sale      18,228      880      36,897    1,966
     Securities - held to maturity        22,888   28,870      43,700   56,369
     Money market investments              1,362    6,660       2,546   12,647
     Other earning assets                    394      291         812      608
-------------------------------------------------------------------------------
Total interest income                    161,189  160,287     320,636  321,421
-------------------------------------------------------------------------------

Interest expense:
     Deposits                             34,878   49,291      74,060   99,757
     Short-term borrowings                 1,555    4,904       3,101   11,283
     Long-term debt                          192       21         407       49
-------------------------------------------------------------------------------
Total interest expense                    36,625   54,216      77,568  111,089
-------------------------------------------------------------------------------
Net interest income                      124,564  106,071     243,068  210,332
Provision for loan losses                  3,359    2,138       6,876    3,001
-------------------------------------------------------------------------------
Net interest income after provision
 for loan losses                         121,205  103,933     236,192  207,331
-------------------------------------------------------------------------------




























CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Continued)

-------------------------------------------------------------------------------
                                        Three Months Ended   Six Months Ended
                                             June 30              June 30
                                          2002      2001       2002      2001
-------------------------------------------------------------------------------

Net interest income after provision
 for loan losses                         121,205  103,933     236,192  207,331
-------------------------------------------------------------------------------
Noninterest income:
    Service charges on deposit accounts   17,362   16,148      34,283   32,157
    Electronic banking service fees        5,135    4,415       9,604    8,344
    Trust and asset management fees        3,225    3,243       6,592    6,420
    Insurance premiums and commissions     2,455    1,809       4,797    3,708
    Other                                  5,456    4,323      11,602   16,567
    Securities gains                         -      3,035         -      4,503
-------------------------------------------------------------------------------
Total noninterest income                  33,633   32,973      66,878   71,699
-------------------------------------------------------------------------------

Noninterest expense:
    Salaries and employee benefits        50,423   46,360     100,804   92,776
    Occupancy                              6,644    6,443      13,819   13,076
    Equipment                              8,117    8,206      16,485   16,586
    Amortization of intangibles            2,195    3,682       4,457    7,364
    Other                                 17,329   15,514      33,898   30,510
-------------------------------------------------------------------------------
Total noninterest expense                 84,708   80,205     169,463  160,312
-------------------------------------------------------------------------------
Income before income taxes                70,130   56,701     133,607  118,718
Provision for income taxes                23,564   19,316      44,822   41,071
-------------------------------------------------------------------------------
Net income                              $ 46,566 $ 37,385    $ 88,785 $ 77,647
===============================================================================

Net income per share of common stock:
    Basic                               $    .97 $    .81    $   1.86 $   1.68
    Diluted                                  .97      .81        1.84     1.68

Average shares of common stock outstanding:
    Basic                                 47,864   46,162      47,855   46,157
    Diluted                               48,169   46,352      48,137   46,353

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




















CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(Unaudited)(Continued)

-------------------------------------------------------------------------------
                                                           Accum-
                                                           ulated
                                                           Other
                                                           Compre-     Total
                           Pre-                            hensive     Share-
                         ferred Common Capital  Retained   Income     holders'
                          Stock  Stock Surplus  Earnings   (Loss)      Equity
-------------------------------------------------------------------------------

Balance January 1, 2002  $ 421 $47,827 $74,959 $1,036,257 $(6,978)  $1,152,486
Comprehensive income:
  Net income                                       88,785               88,785
  Unrealized gains on
    securities available
    for sale                                               11,995       11,995
                                                                    -----------
Total comprehensive income                                             100,780
                                                                    -----------
Conversion of preferred
  to common stock           (7)      2       5                             -
Issuance of shares for
  stock options                     88   3,327                           3,415
Common stock purchased
  and retired                      (41) (2,050)                         (2,091)
Dividends declared:
  Preferred stock                                     (14)                 (14)
  Common stock
    $.81 per share                                (38,771)             (38,771)
-------------------------------------------------------------------------------
Balance June 30, 2002    $ 414 $47,876 $76,241 $1,086,257 $ 5,017   $1,215,805
===============================================================================

See notes to condensed consolidated financial statements.






















CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

-------------------------------------------------------------------------------
Six Months Ended June 30                                     2002       2001
-------------------------------------------------------------------------------

Net cash provided by operating activities                  $101,122   $ 93,406
-------------------------------------------------------------------------------
Investing activities:
     Proceeds from the sale of available
        for sale securities                                 234,040     80,191
     Proceeds from the maturity of held to
        maturity securities                               1,161,670  1,906,395
     Purchases of available for sale securities              (9,972)       -
     Purchases of held to maturity securities            (1,449,153)(2,199,066)
     Net(increase) decrease in loans                        (83,427)    91,753
     Purchases of premises and equipment                     (5,370)    (4,114)
     Sales of premises and equipment                          1,091      1,355
     Other                                                   (1,808)    (2,620)
-------------------------------------------------------------------------------
Net cash used for investing activities                     (152,929)  (126,106)
-------------------------------------------------------------------------------
Financing activities:
     Net increase in deposits                               301,173    108,106
     Net increase (decrease) in short-term borrowings       (13,177)    39,469
     Principal payments on long-term debt                    (6,019)      (577)
     Common stock purchased and retired                      (2,091)      (115)
     Proceeds from issuance of common stock                   3,415        705
     Cash dividends paid                                    (38,284)   (35,090)
-------------------------------------------------------------------------------
Net cash provided by financing activities                   245,017    112,498
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents                   193,210     79,798
Cash and cash equivalents at beginning of year              481,979    513,409
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $675,189   $593,207
===============================================================================
Cash paid for:
     Interest                                              $ 92,926   $109,136
     Income taxes                                            38,636     43,373
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

     Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the corporation's annual report on Form 10-K for the year ended December 31, 2001.

2. SECURITIES

     The following reflects the amortized cost of securities and the related approximate fair values:

-------------------------------------------------------------------------------
                                       June 30, 2002          June 30, 2001
-------------------------------------------------------------------------------
                                    Amortized     Fair     Amortized    Fair
                                       Cost       Value       Cost      Value
-------------------------------------------------------------------------------

Available for sale:
U.S. Government and its agencies   $  817,650 $  819,204 $   45,583 $   45,957
Mortgage-backed securities
 of U.S. Government agencies          415,895    417,366        -          -
Other                                   9,145     14,184      9,395     12,243
-------------------------------------------------------------------------------
    Total                          $1,242,690 $1,250,754 $   54,978 $   58,200
===============================================================================

Held to maturity:
U.S. Government and its agencies   $1,319,075 $1,327,467 $1,965,144 $1,972,566
Mortgage-backed securities
 of U.S. Government agencies          285,785    289,906     13,920     14,071
State and municipal obligations       319,533    327,199    353,029    357,256
Other                                   2,061      2,131        -          -
-------------------------------------------------------------------------------
    Total                          $1,926,454 $1,946,703 $2,332,093 $2,343,893
===============================================================================



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

3. LOANS

     Loans consisted of:

-------------------------------------------------------------------------------
June 30                                                   2002         2001
-------------------------------------------------------------------------------

Consumer:
   Automobile                                         $3,180,845    $3,176,954
   Home equity, fixed- and variable-rate                 711,237       689,031
   Revolving credit loans                                 34,593        33,409
   Other                                                 142,165       157,922
Commercial                                               874,819       885,784
Construction and land development                        123,902       141,181
Real estate:
   Commercial mortgage                                   693,966       490,978
   Residential mortgage                                  826,991       694,822
-------------------------------------------------------------------------------
Total loans, net of unearned income                   $6,588,518    $6,270,081
===============================================================================



4. ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses was:

-------------------------------------------------------------------------------
                                        Three Months Ended   Six Months Ended
                                              June 30             June 30
                                           2002      2001      2002      2001
-------------------------------------------------------------------------------

Balance at beginning of period            $72,823  $68,914    $71,937  $70,300
Provision charged to operating expense      3,359    2,138      6,876    3,001
-------------------------------------------------------------------------------
Balance before charge-offs                 76,182   71,052     78,813   73,301
Charge-offs                                 3,986    3,232      7,558    7,264
Recoveries                                  1,149      850      2,090    2,633
-------------------------------------------------------------------------------
Balance at June 30                        $73,345  $68,670    $73,345  $68,670
===============================================================================

Percentage of annualized net
   charge-offs to average loans               .17%     .15%       .17%     .15%

Percentage of allowance for loan
   losses to period-end loans                                    1.11     1.10







NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

5. INTANGIBLE ASSETS

     The corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) on January 1, 2002. As of the date of adoption, the corporation had unamortized goodwill of $150.183 million and unamortized identifiable intangible assets of $49.765 million, all of which are subject to the transition provisions of SFAS 142. The corporation did not acquire or dispose of any goodwill during the first six months of 2002, and in accordance with SFAS 142, goodwill is no longer being amortized, but instead is to be tested for impairment at least annually. The corporation has evaluated its goodwill and other intangible assets and determined that there is no impairment as of June 30, 2002. Substantially all of the identifiable intangible assets are core deposit premiums and there was no adjustment to the useful lives of these assets as a result of adopting SFAS 142. The carrying amount of amortizable intangible assets as of June 30, 2002, and the actual and expected amortization expense are as follows:


-------------------------------------------------------------------------------
                                      Gross
                                     Carrying      Accumulated       Carrying
June 30, 2002                         Amount      Amortization        Amount
-------------------------------------------------------------------------------
Core deposit premiums               $ 89,808        $ 44,796         $ 45,012
Other                                     73              71                2
-------------------------------------------------------------------------------
Total                               $ 89,881        $ 44,867         $ 45,014
===============================================================================


-------------------------------------------------------------------------------
                                      Gross
                                     Carrying      Accumulated       Carrying
December 31, 2001                     Amount      Amortization        Amount
-------------------------------------------------------------------------------
Core deposit premiums               $ 92,669        $ 43,222         $ 49,447
Other                                  1,281             963              318
-------------------------------------------------------------------------------
Total                               $ 93,950        $ 44,185         $ 49,765
===============================================================================

-------------------------------------------------------------------------------
                                      Gross
                                     Carrying      Accumulated       Carrying
June 30, 2001                         Amount      Amortization        Amount
-------------------------------------------------------------------------------
Core deposit premiums               $ 82,739        $ 38,691         $ 44,048
Other                                  1,749           1,385              364
-------------------------------------------------------------------------------
Total                               $ 84,488        $ 40,076         $ 44,412
===============================================================================






NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

------------------------------------------------------------------------------
                                                      Core Deposit
Amortization Expense                      Goodwill      Premiums       Other
-------------------------------------------------------------------------------
Actual:
Six months ended June 30, 2001              $3,265          $4,034       $65
Six months ended June 30, 2002                   -           4,435        22

Expected:
Six months ended December 31, 2002               -           4,388         2
Twelve months ended December 31, 2003            -           8,731         -
Twelve months ended December 31, 2004            -           8,731         -
Twelve months ended December 31, 2005            -           7,146         -
Twelve months ended December 31, 2006            -           5,662         -
Twelve months ended December 31, 2007            -           4,704         -
===============================================================================


     The following tables compare the corporation's net income and earnings per share amounts had SFAS 142 been in effect for all periods presented.


-------------------------------------------------------------------------------
                                 Three Months Ended        Six Months Ended
                                       June 30                  June 30
                                    2002      2001           2002      2001
-------------------------------------------------------------------------------

Net income                        $46,566   $37,385       $ 88,785  $ 77,647
Goodwill amortization                  -      1,633             -      3,265
-------------------------------------------------------------------------------
Adjusted net income               $46,566    39,018       $ 88,785  $ 80,912
===============================================================================


Basic earnings per share:

Net income                        $   .97   $   .81       $   1.86  $   1.68
Goodwill amortization                  -        .04             -        .07
-------------------------------------------------------------------------------
Adjusted net income               $   .97   $   .85       $   1.86  $   1.75
===============================================================================

Diluted earnings per share:

Net income                        $   .97   $   .81       $   1.84  $   1.68
Goodwill amortization                  -        .03             -        .07
-------------------------------------------------------------------------------
Adjusted net income               $   .97   $   .84       $   1.84  $   1.75
===============================================================================






NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

6. PREFERRED AND COMMON STOCK

     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible preferred stock were outstanding:

-------------------------------------------------------------------------------
                                           June 30    December 31  June 30
       Series    Dividends                   2002         2001       2001
-------------------------------------------------------------------------------
         A           5%                     15,325       15,551     15,935
         B           7%                      3,290        3,290      3,290
         C           7%                      5,036        5,072      5,072
         D           8%                     17,712       18,148     18,350
-------------------------------------------------------------------------------
Total preferred shares                      41,363       42,061     42,647
===============================================================================

     The Series A, Series B and Series D shares are convertible into two and one-fourth shares of common stock, and the Series C shares are convertible into one and eight-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share.

     There are 175,000,000 shares of common stock, par value $1.00 per share, authorized and 47,876,260, 47,826,531 and 46,164,117 shares were outstanding at June 30, 2002, December 31, 2001, and June 30, 2001, respectively. Options to purchase 1,099,677 shares of common stock were outstanding on June 30, 2002. A total of 2,986,137 shares of common stock were reserved at June 30, 2002:
90,799 shares for the conversion of preferred stock and 2,895,338 shares for stock options.


7. FEDERAL INCOME TAX

     The reconcilement of income tax computed at the federal statutory tax rates to the provision for income taxes was as follows:

                          Three Months Ended             Six Months Ended
                                June 30                       June 30
                          2002           2001           2002            2001
-------------------------------------------------------------------------------
                      Amount  Pct    Amount  Pct    Amount  Pct    Amount  Pct
-------------------------------------------------------------------------------

Statutory rate         $24,546 35.0% $19,845 35.0%  $46,763 35.0% $41,551 35.0%
Nontaxable interest on
 municipal obligations  (1,259)(1.8)  (1,199)(2.1)   (2,572)(1.9)  (2,335)(2.0)
State taxes, net of
 Federal tax benefit       239  0.3      406  0.7       512  0.4    1,064  0.9
Nondeductible goodwill      -            572  0.9        -          1,143  1.0
Other items                 38  0.1     (308)(0.5)      119  0.1     (352)(0.3)
-------------------------------------------------------------------------------
Effective rate         $23,564 33.6% $19,316 34.0%  $44,822 33.6% $41,071 34.6%
===============================================================================


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

8. OTHER NONINTEREST INCOME

     Other noninterest income for the six months ended June 30, 2001 includes $7.749 million from the sale of the corporation's interest in Star Systems, Inc., which was exchanged for shares of Concord EFS, Inc.


9. EARNINGS PER SHARE

     Earnings per share computations are as follows:

-------------------------------------------------------------------------------
                                         Three Months Ended   Six Months Ended
                                               June 30             June 30
                                           2002      2001      2002      2001
-------------------------------------------------------------------------------

Basic:

Net income                                $46,566  $37,385    $88,785  $77,647
Preferred stock dividends                       7        7         14       14
-------------------------------------------------------------------------------
Net income applicable to common stock     $46,559  $37,378    $88,771  $77,633
-------------------------------------------------------------------------------

Average common shares outstanding (000s)   47,864   46,162     47,855   46,157

Earnings per share of common stock        $   .97  $   .81    $  1.86  $  1.68
===============================================================================
Diluted:

Net income                                $46,566  $37,385    $88,785  $77,647

Average common shares outstanding (000s)   47,864   46,162     47,855   46,157
Dilutive effect of stock options (000s)       214       95        191       99
Conversion of preferred stock (000s)           91       95         91       97
-------------------------------------------------------------------------------
Total average common shares (000s)         48,169   46,352     48,137   46,353
-------------------------------------------------------------------------------

Earnings per share of common stock        $   .97  $   .81    $  1.84  $  1.68
===============================================================================


   Options which were not included in the calculation of diluted earnings per share because the options' exercise prices were greater than the average market price were:
-------------------------------------------------------------------------------
                                         Three Months Ended   Six Months Ended
                                               June 30             June 30
                                           2002      2001      2002      2001
-------------------------------------------------------------------------------
Options (000s)                                 -       327         90      254
Weighted average price                    $    -   $ 49.25    $ 52.31  $ 50.34
-------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------
        (Dollars in thousands, except per share data)

QUARTERLY RESULTS:

     First Virginia Banks, Inc. reported a 26% increase in 2002 second quarter earnings per share from recurring operations to $.97 or $46.566 million compared to $.77 or $35.532 million earned in the second quarter of 2001. The prior year's second quarter total earnings of $.81 per share included an after-tax gain of $.04 per share or $1.853 million from the sale of the corporation's interest in an electronic switch network. Excluding the gain in the 2001 second quarter, the return on average assets increased to 1.72% compared to 1.47% in the prior year, and the return on average shareholders' equity increased to 15.65% compared to 13.83%. Cash basis recurring income, which excludes both the effects of intangible assets and their related amortization and the gain on the sale of the switch network in the 2001 second quarter, equaled $48.091 million or $1.00 per share compared to $38.583 million or $.83 per share in the prior year's second quarter. Cash basis recurring income produced a return on average tangible assets of 1.81% in the second quarter and a return on average tangible shareholders' equity of 19.37%, placing First Virginia among the best performing banks in the country.

     For the first six months of 2002, earnings per share from recurring operations increased 20% to $1.84 or $88.785 million compared to $1.53 or $71.059 million earned in the comparable period of 2001. Excluding the gain in the first half of 2001 of $.14 per share or $6.588 million from the sale of the corporation's interest in the electronic switch network mentioned above, the return on average assets increased to 1.66% compared to 1.49% in the prior year, and the return on average shareholders' equity increased to 15.06% compared to 13.98%. Cash basis recurring income produced a return on average tangible assets of 1.75% for the first six months of 2002 and a return on average tangible shareholders' equity of 18.72% compared to 1.64% and 17.88%, respectively, in the prior year.

     Total assets and deposits achieved new highs and have increased 13% in the past year. Total assets at June 30, 2002, were $10.951 billion compared to $9.706 billion a year ago. Spurring the growth in total assets was a strong growth in deposits, particularly in lower-cost transaction-oriented accounts. Average total deposits increased 12% to $8.874 billion in the second quarter of 2002 compared to $7.907 billion in the prior year's second quarter. Average money market accounts led the growth in deposits, advancing 46% over the prior year's second quarter, followed by a 16% growth in average demand deposits and a 14% growth in average interest checking deposits. Despite a significant downward repricing in interest rates for maturing certificates of deposit, which lowered the average cost of the total portfolio of consumer certificates by 152 basis points in the second quarter, average balances in this category declined less than 1% compared to the prior year's quarter.

     Average loans increased 5% in the second quarter compared to the prior year's second quarter. Most of the increase came in real estate loans, which increased 28% as consumers took advantage of historically low interest rates and refinanced existing mortgages into the corporation's 10- and 15-year fixed-rate products. Average installment loans to consumers advanced modestly compared to the prior year's second quarter, but declined slightly compared to the first quarter, as a faster pace of repayment of home equity loans exceeded the growth of automobile loans. Average commercial loans increased at a 5% annualized pace over the first quarter.

     An increase of 20 basis points drove the corporation's net interest margin to 5.04% in the second quarter compared to 4.84% in 2001, and to 5.00% for the first six months of the year compared to 4.86% in 2001. Contributing to the improvement in the net interest margin in the second quarter was a decline in the cost of funds of 30 basis points compared to the first quarter and a decline of 126 basis points compared to the previous year's second quarter.
The cost of consumer certificates of deposit also declined as higher-rate certificates issued in previous years matured in the first half of the year. The corporation will likely continue to benefit in the third quarter from this continued reduction in the cost of maturing certificates, but by the end of the quarter the majority of higher-rate certificates will have been repriced and the decline in yields on earning assets will limit further improvements in the net interest margin. The yield on earning assets declined 16 basis points compared to the first quarter of 2002 and was down 77 basis points compared to the prior year's second quarter. First Virginia has historically maintained an interest rate neutral position in its assets and liabilities so market rate swings do not have a dramatic impact on the net interest margin. The corporation has achieved a net interest margin in excess of 5.00% for 23 of the past 25 years.

     First Virginia's asset quality continues to be one of the best among the 100 largest banks in the United States. During the second quarter, nonperforming assets declined 13% compared to the first quarter and achieved a new record low of .26% of outstanding loans compared to .30% at the end of the previous quarter and .29% at June 30, 2001. Total nonperforming assets at June 30, 2002 were $17.278 million compared to $19.898 million at March 31, 2002, and $17.992 million at the end of the prior year's second quarter. Net loan charge-offs also remain low and were $2.837 million or .17% of average loans in the second quarter compared to $2.631 million or .16% in the first quarter and $2.382 million or .15% of loans in the prior year's second quarter. These rates are less than one-half the level of First Virginia's peer group of banks. First Virginia lends to only the most highly qualified individuals and organizations in the communities in which it operates to effectively control risk and limit its exposure to losses, and it has no exposure to international or national shared credits. At June 30, 2002, the allowance for loan losses represented 1.11% of outstanding loans and covered annualized net charge-offs
6.71 times compared to 1.10% and 7.42 times at the end of June 2001. The provision for loan loss expense increased to $3.359 million in the second quarter of 2002 compared to $2.138 million in the prior year's second quarter and is up 129% in the first six months of 2002 primarily as a result of the growth that occurred in the loan portfolio compared to a year ago when outstanding loans were declining. Loans past due 90 days or more were virtually unchanged from the end of the first quarter of 2002 and the second quarter of 2001 and totaled $11.022 million or .17% of outstanding loans at June 30, 2002.











     A summary of nonperforming and delinquent loans is as follows:

-----------------------------------------------------------------------------
June 30                                                    2002        2001
-----------------------------------------------------------------------------
Nonaccruing loans                                        $14,701     $13,600
Restructured loans                                           535         929
Properties acquired by foreclosure                         2,042       3,463
-----------------------------------------------------------------------------
Total nonperforming assets                               $17,278     $17,992
=============================================================================
Percentage of total loans and foreclosed real estate         .26%        .29%
Loans 90 days past due and still accruing interest       $11,022     $11,057
Percentage of total loans                                    .17%        .18%
=============================================================================


     Excluding a $3.032 million gain on the sale of the corporation's interest in the electronic switch network in the prior year's second quarter, noninterest income increased 12% in the second quarter of 2002. The corporation continued to have significant increases in the sales and usage of its electronic banking products, with income from this area increasing 16% in the second quarter. The sale of insurance products, spurred by increased sales of annuities, title insurance on real estate, and commercial lines to businesses in the corporation's market area, has been particularly strong, rising 36% in the second quarter. Service charges on deposit accounts increased 8% in the second quarter, primarily from the fees generated by commercial customers. The corporation has developed a specialty in providing cash processing and deposit services to large multi-location retail businesses operating in its markets. In the second quarter a new remittance facility was established, utilizing the latest technology for high-speed, high-volume payment processing, to further enhance the corporation's presence in this market.

     Continued efforts to control costs resulted in further improvements in the corporation's efficiency ratio. Total noninterest expense was down slightly from the first quarter despite the growth in the corporation's sales and, as a consequence, the efficiency ratio declined to 51.7% compared to 55.5% in the prior year's second quarter and outperformed a peer group average of 58.4% in 2001. The corporation has fewer employees today than it did in 1994 despite a 39% increase in assets and several acquisitions. This has been accomplished through gradual improvements in technology and operating procedures and without the layoffs and reductions in service so frequently seen in other companies today.

     Total shareholders' equity was $1.216 billion at June 30, 2002, compared to $1.037 billion at June 30, 2001. Net book value per share increased 13% to $25.39 compared to $22.46 at the end of the prior year's second quarter. Despite the growth in total assets and deposits, First Virginia, already one of the best capitalized banks in the nation, increased its capital ratios further over the past year. The corporation's Tier 1 capital leverage ratio at June 30, 2002, was 9.58%, a 26-basis-point increase compared to 9.32% at the end of the second quarter of 2001. During the second quarter, the corporation repurchased 4,500 shares of stock, leaving 1.595 million shares remaining in its currently authorized share repurchase program. At June 30, 2002, there were 47.876 million shares outstanding.



CRITICAL ACCOUNTING POLICIES:

     The accounting and reporting policies of the corporation are in accordance with accounting principles generally accepted in the United States of America and conform with general practices in the banking industry. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on information available at the date of the financial statements and could differ from actual results. The more critical of the accounting policies involves the determination of the allowance for loan losses.

     The allowance for loan losses is maintained at a level that represents management's best estimate of credit losses for specifically identified loans as well as losses inherent in the remainder of the loan portfolio. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. The provision for loan losses is charged to earnings and is the periodic cost of maintaining an appropriate allowance. Estimates for determining the proper level of the allowance for loan losses are based on historical loss rates, changes in credit quality, business conditions affecting key lending areas, collateral values, loan volumes and internal credit reviews. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the corporation's allowance for loan losses. These agencies may require the corporation to record additions to the allowance for loan losses based on their judgements about information available to them at the time of their examination. While management believes that the assumptions and judgements used in developing these estimates are accurate as of the date of the financial statements, changes in any of the factors affecting the allowance for loan losses could result in material changes in the corporation's financial position and results of operations.


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








AVERAGE BALANCES AND INTEREST RATES (Unaudited)

-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
Three Months Ended June 30, 2002             Balance    Expense     Rate
-------------------------------------------------------------------------

ASSETS
Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies      $ 1,388,449    $18,114     5.22%
    Other*                                     11,316        156     5.52
  Securities-held to maturity:
    U.S. Government and its agencies        1,395,298     19,226     5.51
    State, municipal and other*               328,235      4,789     5.84
                                          -----------   --------
      Total securities                      3,123,298     42,285     5.42
                                          -----------   --------
  Loans, net of unearned income:
    Installment                             4,102,576     73,578     7.19
    Real estate                             1,484,854     28,608     7.72
    Commercial and other                    1,000,346     16,900     6.77
                                          -----------   --------
      Total loans                           6,587,776    119,086     7.25
                                          -----------   --------
  Money market investments                    312,645      1,362     1.75
  Other earning assets                         30,685        394     5.14
                                          -----------   --------
      Total earning assets and income     $10,054,404    163,127     6.50
                                          ===========   --------
Interest-bearing liabilities:
  Interest checking                       $ 1,740,533      1,040     0.24
  Money market                              1,360,652      5,779     1.70
  Savings                                   1,109,795      2,070     0.75
  Consumer certificates of deposit          2,316,383     21,458     3.72
  Large denomination
      certificates of deposit                 475,343      4,531     3.82
                                          -----------   --------
      Total interest-bearing deposits       7,002,706     34,878     2.00
  Short-term borrowings                       619,018      1,555     1.01
  Long-term debt                               13,512        192     5.69
                                          -----------   --------
      Total interest-bearing liabilities
        and interest expense              $ 7,635,236     36,625     1.92
                                          ===========   --------
Net interest income and net interest margin             $126,502     5.04%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                         $ 1,871,272
  Preferred shareholders' equity                  416
  Common shareholders' equity               1,189,935
  Total assets                             10,846,922




AVERAGE BALANCES AND INTEREST RATES (Unaudited)

-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
Three Months Ended June 30, 2001             Balance    Expense     Rate
-------------------------------------------------------------------------

ASSETS
Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $   59,622   $    771     5.19%
    Other*                                     16,252        109     3.70
  Securities-held to maturity:
    U.S. Government and its agencies        1,658,415     25,030     6.04
    State, municipal and other*               326,549      4,820     5.90
                                           ----------   --------
      Total securities                      2,060,838     30,730     5.97
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,040,482     80,240     7.96
    Real estate                             1,163,821     23,675     8.15
    Other*                                  1,040,658     20,405     7.93
                                           ----------   --------
      Total loans                           6,244,961    124,320     7.98
                                           ----------   --------
  Money market investments                    605,634      6,660     4.41
  Other earning assets                         18,619        291     6.26
                                           ----------   --------
      Total earning assets and income      $8,930,052    162,001     7.27
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,523,337      1,560     0.41
  Money market                                931,008      7,077     3.05
  Savings                                     998,277      3,167     1.27
  Consumer certificates of deposit          2,325,116     30,382     5.24
  Large denomination
        certificate of deposits               512,299      7,105     5.56
                                           ----------   --------
      Total interest-bearing deposits       6,290,037     49,291     3.14
  Short-term borrowings                       554,282      4,904     3.55
  Long-term debt                                  729         21    11.86
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,845,048     54,216     3.18
                                           ==========   --------
Net interest income and net interest margin             $107,785     4.84%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,617,300
  Preferred shareholders' equity                  433
  Common shareholders' equity               1,027,914
  Total assets                              9,642,866




AVERAGE BALANCES AND INTEREST RATES (Unaudited)

-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
Six Months Ended June 30, 2002               Balance    Expense     Rate
-------------------------------------------------------------------------

Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies      $ 1,408,708   $ 36,666     5.21%
    Other*                                     10,962        318     5.80
  Securities-held to maturity:
    U.S. Government and its agencies        1,285,667     35,994     5.60
    State, municipal and other*               343,510     10,049     5.85
                                          -----------   --------
      Total Securities                      3,048,847     83,027     5.45
                                          -----------   --------
  Loans, net of unearned income:
    Installment                             4,107,861    148,376     7.27
    Real estate                             1,445,687     56,198     7.83
    Other*                                    993,809     33,602     6.81
                                          -----------   --------
      Total loans                           6,547,357    238,176     7.32
                                          -----------   --------
  Money market investments                    293,661      2,546     1.75
  Other earning assets                         29,532        812     5.50
                                          -----------   --------
      Total earning assets and income     $ 9,919,397    324,561     6.58
                                          ===========   --------
Interest-bearing liabilities:
  Interest checking                       $ 1,711,756      2,055     0.24
  Money market                              1,286,895     11,169     1.75
  Savings                                   1,088,961      4,046     0.75
  Consumer certificates of deposit          2,354,705     46,864     4.01
  Large denomination
           certificates of deposit            484,749      9,926     4.13
                                          -----------   --------
      Total interest-bearing deposits       6,927,066     74,060     2.16
  Short-term borrowings                       620,460      3,101     1.01
  Long-term debt                               14,412        407     5.65
                                          -----------   --------
      Total interest-bearing liabilities
        and interest expense              $ 7,561,938     77,568     2.07
                                          ===========   --------
Net interest income and net interest margin             $246,993     5.00%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                         $ 1,821,862
  Preferred shareholders' equity                  418
  Common shareholders' equity               1,178,533
  Total assets                             10,716,216





AVERAGE BALANCES AND INTEREST RATES (Unaudited)

-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
Six Months Ended June 30, 2001               Balance    Expense     Rate
-------------------------------------------------------------------------

Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $   67,960   $  1,748     5.19%
    Other*                                     12,744        218     4.72
  Securities-held to maturity:
    U.S. Government and its agencies        1,621,676     48,736     6.02
    State, municipal and other*               320,934      9,513     5.93
                                           ----------   --------
      Total Securities                      2,023,314     60,215     5.97
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,055,723    161,768     8.03
    Real estate                             1,143,495     46,451     8.18
    Other*                                  1,069,376     43,030     8.16
                                           ----------   --------
      Total loans                           6,268,594    251,249     8.07
                                           ----------   --------
  Money market investments                    521,721     12,647     4.89
  Other earning assets                         18,625        609     6.52
                                           ----------   --------
      Total earning assets and income      $8,832,254    324,720     7.40
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,513,881      3,320     0.44
  Money market                                910,118     14,235     3.15
  Savings                                     990,669      6,766     1.38
  Consumer certificates of deposit          2,329,833     61,200     5.30
  Large denomination
          certificates of deposit             505,171     14,236     5.68
                                           ----------   --------
      Total interest-bearing deposits       6,249,672     99,757     3.22
  Short-term borrowings                       545,091     11,283     4.17
  Long-term debt                                  871         49    11.33
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,795,634    111,089     3.30
                                           ==========   --------
Net interest income and net interest margin             $213,631     4.86%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,585,504
  Preferred shareholders' equity                  439
  Common shareholders' equity               1,016,261
  Total assets                              9,545,867






ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

            As of June 30, 2002, there have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 2001 in the corporation's annual report on Form 10-K.



                         PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     a) An Annual Meeting of Shareholders was held on Friday, May 3, 2002. Proxies for the meeting were solicited pursuant to Regulation 14 under the Act.

     b) There was no solicitation in opposition to the management nominees as listed in the proxy statement and all such nominees were elected. The following directors were elected at the meeting:


          Management nominee:           Voted For      Withheld

          Paul H. Geithner, Jr.         39,040,708      441,300
          L.H. Ginn, III                39,073,196      408,812
          Edward M. Holland             39,090,981      391,027
          Lynda S. Vickers-Smith        39,063,272      418,736


     c) Among other matters voted on at the meeting was the following:

          i) The appointment of KPMG LLP as independent auditors.

             Voted For             Voted Against       Abstained

             38,480,885               794,574           206,549

          There were no "broker non-votes" with respect to any of the director nominees or the ratification of auditors.













ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

 a) The following exhibits are filed as part of this report:

    99-1 Certification of Periodic Report by Barry J. Fitzpatrick

    99-2 Certification of Periodic Report by Richard F. Bowman


 b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.




              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer hereunto duly authorized.



                                            FIRST VIRGINIA BANKS, INC.


                                             /s/ Richard F. Bowman
         August 14, 2002                    --------------------------
                                             Richard F. Bowman,
                                             Executive Vice President,
                                             Treasurer and
                                             Chief Financial Officer














                                                            Exhibit 99-1

                       Certification of Periodic Report

I, Barry J. Fitzpatrick, Chairman, President and Chief Executive Officer of First Virginia Banks, Inc. (the Corporation), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1. the Quarterly Report on Form 10-Q of the Corporation for the quarterly period ended June 30, 2002 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Dated: August 14, 2002

                                        /s/ Barry J. Fitzpatrick
                                        _________________________
                                        Barry J. Fitzpatrick
                                        Chairman, President and Chief
                                        Executive Officer








                                                            Exhibit 99-2

                       Certification of Periodic Report

I, Richard F. Bowman, Executive Vice President, Treasurer and Chief Financial Officer of First Virginia Banks, Inc. (the Corporation), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1. the Quarterly Report on Form 10-Q of the Corporation for the quarterly period ended June 30, 2002 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Dated: August 14, 2002

                                             /s/ Richard F. Bowman
                                             _________________________
                                             Richard F. Bowman
                                             Executive Vice President,
                                             Treasurer and Chief Financial
                                             Officer