Form 10-Q
period 2002-09-30
FIRST VIRGINIA BANKS INC
filed 2002-10-31
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended                 Commission file number 1-6580
        September 30, 2002


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


               On September 30, 2002, there were 71,691,007 shares of common stock outstanding.



     This report contains a total of 25 pages.






                                    INDEX
                                                                  Page

                                                               ---------
     PART I - Financial Information


        Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - September 30,
              2002 and 2001, and December 31, 2001 (Unaudited)    3/ 4

           Condensed Consolidated Statements of Income - Three
              months and Nine months ended September 30, 2002 and
              2001 (Unaudited)                                    5/ 6

           Condensed Consolidated Statements of Shareholders'
              Equity - Nine months ended September 30, 2002
              and 2001 (Unaudited)                                7/ 8

           Condensed Consolidated Statements of Cash
              Flows - Nine months ended September 30, 2002
              and 2001 (Unaudited)                                 9

           Notes to Condensed Consolidated Financial
              Statements (Unaudited)                             10/15


        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         16/24

        Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                       25

        Item 4. Controls and Procedures                            25


     PART II - Other Information


        Item 6.  Exhibits and Reports on Form 8-K                  25















                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------
        (Dollars in thousands, except per share data)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

-------------------------------------------------------------------------------
                                              Sept. 30    Dec. 31     Sept. 30
                                                2002        2001        2001
-------------------------------------------------------------------------------

ASSETS
Cash and due from banks                    $   385,036 $   386,171 $   280,768
Money market investments                       232,705      95,808     225,496
-------------------------------------------------------------------------------
Total cash and cash equivalents                617,741     481,979     506,264
-------------------------------------------------------------------------------
Securities - available for sale                851,487   1,457,788     435,716
Securities - held to maturity (fair values of
   $2,633,052, $1,658,992 and $2,299,952)    2,597,750   1,639,827   2,268,637
-------------------------------------------------------------------------------
Total securities                             3,449,237   3,097,615   2,704,353
-------------------------------------------------------------------------------
Loans, net of unearned income                6,489,813   6,510,559   6,596,854
Allowance for loan losses                      (72,262)    (71,937)    (72,368)
-------------------------------------------------------------------------------
Net loans                                    6,417,551   6,438,622   6,524,486
-------------------------------------------------------------------------------
Other earning assets                            31,321      26,872      20,417
Premises and equipment                         148,496     153,505     154,574
Intangible assets                              192,474     199,948     204,009
Accrued income and other assets                219,410     224,486     216,761
-------------------------------------------------------------------------------
Total assets                               $11,076,230 $10,623,027 $10,330,864
===============================================================================




















CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)(Continued)

-------------------------------------------------------------------------------
                                               Sept. 30     Dec. 31    Sept. 30
                                                 2002        2001       2001
-------------------------------------------------------------------------------

LIABILITIES
Deposits:
   Noninterest-bearing                     $ 2,051,106 $ 1,831,324 $ 1,713,170
   Interest-bearing:
        Interest checking                    1,746,813   1,711,885   1,557,634
        Money market                         1,417,753   1,132,998   1,044,561
        Savings                              1,119,017   1,048,577   1,046,113
        Consumer certificates of deposit     2,234,775   2,418,890   2,466,059
        Large denomination
          certificates of deposit              492,011     505,962     524,180
-------------------------------------------------------------------------------
Total deposits                               9,061,475   8,649,636   8,351,717
-------------------------------------------------------------------------------
Short-term borrowings                          622,081     639,351     646,297
Long-term debt                                  13,498      19,526      19,534
Accrued interest and other liabilities         139,533     162,028     164,601
-------------------------------------------------------------------------------
Total liabilities                            9,836,587   9,470,541   9,182,149
-------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                     399         421         424
Common stock, $1 par value                      71,691      71,740      72,031
Capital surplus                                 48,102      51,046      59,858
Retained earnings                            1,113,958   1,036,257   1,015,113
Accumulated other comprehensive income (loss)    5,493      (6,978)      1,289
-------------------------------------------------------------------------------
Total shareholders' equity                   1,239,643   1,152,486   1,148,715
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity $11,076,230 $10,623,027 $10,330,864
===============================================================================

See notes to condensed consolidated financial statements.



















CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

-------------------------------------------------------------------------------
                                        Three Months Ended   Nine Months Ended
                                            Sept. 30              Sept. 30
                                          2002      2001       2002      2001
-------------------------------------------------------------------------------

Interest income:
     Loans                              $116,341 $129,814    $353,023 $379,645
     Securities - available for sale      10,237      814      47,134    2,780
     Securities - held to maturity        26,539   31,281      70,239   87,650
     Money market investments              2,772    5,859       5,317   18,506
     Other earning assets                    428      318       1,240      926
-------------------------------------------------------------------------------
Total interest income                    156,317  168,086     476,953  489,507
-------------------------------------------------------------------------------

Interest expense:
     Deposits                             31,094   50,263     105,154  150,020
     Short-term borrowings                 1,565    4,244       4,665   15,527
     Long-term debt                          194      294         602      343
-------------------------------------------------------------------------------
Total interest expense                    32,853   54,801     110,421  165,890
-------------------------------------------------------------------------------
Net interest income                      123,464  113,285     366,532  323,617
Provision for loan losses                  1,194    1,708       8,070    4,709
-------------------------------------------------------------------------------
Net interest income after provision
 for loan losses                         122,270  111,577     358,462  318,908
-------------------------------------------------------------------------------




























CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Continued)

-------------------------------------------------------------------------------
                                        Three Months Ended   Nine Months Ended
                                             Sept. 30             Sept. 30
                                          2002      2001       2002      2001
-------------------------------------------------------------------------------

Net interest income after provision
 for loan losses                        122,270  111,577     358,462   318,908
-------------------------------------------------------------------------------
Noninterest income:
    Service charges on deposit accounts  17,510   16,549      51,793    48,706
    Electronic banking service fees       5,215    4,561      14,819    12,905
    Trust and asset management fees       3,338    3,261       9,930     9,681
    Insurance premiums and commissions    2,337    2,003       7,134     5,711
    Other                                 5,679    4,840      17,281    13,658
    Nonrecurring income                     -     13,789         -      21,538
    Securities gains                        -          2         -       4,505
-------------------------------------------------------------------------------
Total noninterest income                 34,079   45,005     100,957   116,704
-------------------------------------------------------------------------------

Noninterest expense:
    Salaries and employee benefits       50,236   49,387     151,040   142,163
    Occupancy                             7,089    6,795      20,908    19,871
    Equipment                             8,270    8,355      24,755    24,941
    Amortization of intangibles           2,195    3,799       6,652    11,163
    Other                                16,881   16,726      50,779    47,236
-------------------------------------------------------------------------------
Total noninterest expense                84,671   85,062     254,134   245,374
-------------------------------------------------------------------------------
Income before income taxes               71,678   71,520     205,285   190,238
Provision for income taxes               24,377   25,000      69,199    66,071
-------------------------------------------------------------------------------
Net income                             $ 47,301 $ 46,520    $136,086  $124,167
===============================================================================

Net income per share of common stock:
    Basic                              $    .66 $    .64    $   1.90  $   1.77
    Diluted                                 .66      .64        1.89      1.76

Average shares of common stock outstanding:
    Basic                                71,704   72,318      71,756    70,274
    Diluted                              72,144   72,682      72,185    70,591

See notes to condensed consolidated financial statements.













CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

-------------------------------------------------------------------------------
                                                             Accum-
                                                             ulated
                                                             Other     Total
                             Pre-                            Compre-   Share-
                            ferred  Common Capital Retained  hensive  holders'
                             Stock   Stock Surplus Earnings  Income    Equity
-------------------------------------------------------------------------------

Balance January 1, 2001    $  451 $69,215 $    -  $  922,781 $  259 $  992,706
Comprehensive income:
  Net income                                         124,167           124,167
  Unrealized gains on
    securities available for
    sale                                                      1,030      1,030
                                                                    -----------
Total comprehensive income                                             125,197
                                                                    -----------
Issuance of shares for
  an acquisition                    3,156  92,376                       95,532
Conversion of preferred
  to common stock             (27)      9      18                          -
Issuance of shares for
  stock options                        70   1,794                        1,864
Common stock purchased
  and retired                        (419)(11,870)                     (12,289)
Dividends declared:
  Preferred stock                                        (22)              (22)
  Common stock
    $.7733 per share                                 (54,273)          (54,273)
Stock split adjustment                    (22,460)    22,460               -
-------------------------------------------------------------------------------
Balance Sept. 30, 2001     $  424 $72,031 $59,858 $1,015,113 $1,289 $1,148,715
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




















CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(Unaudited)(Continued)

-------------------------------------------------------------------------------
                                                           Accum-
                                                           ulated
                                                           Other
                                                           Compre-     Total
                           Pre-                            hensive     Share-
                         ferred Common Capital  Retained   Income     holders'
                          Stock  Stock Surplus  Earnings   (Loss)      Equity
-------------------------------------------------------------------------------

Balance January 1, 2002  $ 421 $71,740 $51,046 $1,036,257 $(6,978)  $1,152,486
Comprehensive income:
  Net income                                      136,086              136,086
  Unrealized gains on
    securities available
    for sale                                               12,471       12,471
                                                                    -----------
Total comprehensive income                                             148,557
                                                                    -----------
Conversion of preferred
  to common stock          (22)      7      15                             -
Issuance of shares for
  stock options                    149   3,710                           3,859
Common stock purchased
  and retired                     (205) (6,669)                         (6,874)
Dividends declared:
  Preferred stock                                     (21)                 (21)
  Common stock
    $.8133 per share                              (58,364)             (58,364)
-------------------------------------------------------------------------------
Balance Sept. 30, 2002   $ 399 $71,691 $48,102 $1,113,958 $ 5,493   $1,239,643
===============================================================================

See notes to condensed consolidated financial statements.





















CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

-------------------------------------------------------------------------------
Nine Months Ended Sept. 30                                   2002       2001
-------------------------------------------------------------------------------

Net cash provided by operating activities                  $137,853   $121,833
-------------------------------------------------------------------------------
Investing activities:
     Proceeds from the sale of available
        for sale securities                               1,009,731    189,384
     Proceeds from the maturity of held to
        maturity securities                               2,156,433  2,883,636
     Purchases of available for sale securities            (386,972)  (390,066)
     Purchases of held to maturity securities            (3,115,854)(3,120,260)
     Net(increase) decrease in loans                         13,002      3,089
     Purchases of premises and equipment                     (6,852)    (6,981)
     Sales of premises and equipment                          2,938      2,509
     Net cash of acquired bank                                   -      20,257
     Net cash from bank disposition                              -      12,527
     Other                                                   (2,120)    13,544
-------------------------------------------------------------------------------
Net cash used for investing activities                     (329,694)  (392,361)
-------------------------------------------------------------------------------
Financing activities:
     Net increase in deposits                               411,839    227,503
     Net increase (decrease) in short-term borrowings       (17,270)   103,988
     Principal payments on long-term debt                    (6,028)    (4,582)
     Common stock purchased and retired                      (6,874)   (12,289)
     Proceeds from issuance of common stock                   3,859      1,864
     Cash dividends paid                                    (57,923)   (53,101)
-------------------------------------------------------------------------------
Net cash provided by financing activities                   327,603    263,383
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        135,762     (7,145)
Cash and cash equivalents at beginning of year              481,979    513,409
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $617,741   $506,264
===============================================================================
Cash paid for:
     Interest                                              $128,610   $166,664
     Income taxes                                            61,423     60,650
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

     Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the corporation's annual report on Form 10-K for the year ended December 31, 2001.


2. SECURITIES

     The following reflects the amortized cost of securities and the related approximate fair values:

-------------------------------------------------------------------------------
                                       Sept. 30, 2002        Sept. 30, 2001
-------------------------------------------------------------------------------
                                    Amortized     Fair     Amortized    Fair
                                       Cost       Value       Cost      Value
-------------------------------------------------------------------------------

Available for sale:
U.S. Government and its agencies   $  462,000 $  463,566 $  193,976 $  194,446
Mortgage-backed securities
 of U.S. Government agencies          371,611    374,988    230,046    230,146
Other                                   9,145     12,933      9,620     11,124
-------------------------------------------------------------------------------
    Total                          $  842,756 $  851,487 $  433,642 $  435,716
===============================================================================

Held to maturity:
U.S. Government and its agencies   $2,036,003 $2,052,533 $1,784,864 $1,807,170
Mortgage-backed securities
 of U.S. Government agencies          272,076    281,180    100,173    100,909
State and municipal obligations       287,616    297,189    381,521    389,736
Other                                   2,055      2,150      2,079      2,137
-------------------------------------------------------------------------------
    Total                          $2,597,750 $2,633,052 $2,268,637 $2,299,952
===============================================================================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

3. LOANS

     Loans consisted of:

-------------------------------------------------------------------------------
Sept. 30                                                  2002          2001
-------------------------------------------------------------------------------

Consumer:
   Automobile                                         $3,107,537    $3,226,964
   Home equity, fixed- and variable-rate                 690,188       703,831
   Revolving credit loans                                 35,259        34,326
   Other                                                 137,728       169,321
Commercial                                               828,769       927,463
Construction and land development                        126,028       155,560
Real estate:
   Commercial mortgage                                   698,618       660,502
   Residential mortgage                                  865,686       718,887
-------------------------------------------------------------------------------
Total loans, net of unearned income                   $6,489,813    $6,596,854
===============================================================================


4. ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses was:

-------------------------------------------------------------------------------
                                        Three Months Ended   Nine Months Ended
                                              Sept. 30            Sept. 30
                                           2002      2001      2002      2001
-------------------------------------------------------------------------------

Balance at beginning of period            $73,345  $68,670    $71,937  $70,300
Increase attributable to acquisition          -      5,479        -      5,479
Decrease attributable to divestiture          -     (1,331)       -     (1,331)
Provision charged to operating expense      1,194    1,708      8,070    4,709
-------------------------------------------------------------------------------
Balance before charge-offs                 74,539   74,526     80,007   79,157
Charge-offs                                (3,329)  (3,198)   (10,887) (10,462)
Recoveries                                  1,052    1,040      3,142    3,673
-------------------------------------------------------------------------------
Balance at Sept. 30                       $72,262  $72,368    $72,262  $72,368
===============================================================================

Percentage of annualized net
   charge-offs to average loans               .14%     .13%       .16%     .14%

Percentage of allowance for loan
   losses to period-end loans                                    1.11     1.10





NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

5. INTANGIBLE ASSETS

     The corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) on January 1, 2002. As of the date of adoption, the corporation had unamortized goodwill of $150.183 million and unamortized identifiable intangible assets of $49.765 million, all of which are subject to the transition provisions of SFAS 142. The corporation did not acquire or dispose of any goodwill during the first nine months of 2002, and in accordance with SFAS 142, goodwill is no longer being amortized, but instead is to be tested for impairment at least annually. The corporation has evaluated its goodwill and other intangible assets and determined that there is no impairment as of September 30, 2002. Substantially all of the identifiable intangible assets are core deposit premiums and there was no adjustment to the useful lives of these assets as a result of adopting SFAS
142. The carrying amount of amortizable intangible assets as of September 30, 2002, and the actual and expected amortization expense are as follows:


-------------------------------------------------------------------------------
                                      Gross
                                     Carrying      Accumulated       Carrying
Sept. 30, 2002                         Amount      Amortization        Amount
-------------------------------------------------------------------------------
Core deposit premiums               $ 89,808        $ 46,990         $ 42,818
Other                                     73              72                1
-------------------------------------------------------------------------------
Total                               $ 89,881        $ 47,062         $ 42,819
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
===============================================================================

-------------------------------------------------------------------------------
                                      Gross
                                     Carrying      Accumulated       Carrying
Sept. 30, 2001                         Amount      Amortization        Amount
-------------------------------------------------------------------------------
Core deposit premiums               $ 92,669        $ 40,957         $ 51,712
Other                                  1,281             942              339
-------------------------------------------------------------------------------
Total                               $ 93,950        $ 41,899         $ 52,051
===============================================================================





NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)



------------------------------------------------------------------------------
                                                      Core Deposit
Amortization Expense                      Goodwill      Premiums       Other
-------------------------------------------------------------------------------
Actual:
Nine months ended Sept. 30, 2001            $4,774          $6,299       $90
Nine months ended Sept. 30, 2002                 -           6,629        23

Expected:
Three months ended December 31, 2002             -           2,194         1
Twelve months ended December 31, 2003            -           8,731         -
Twelve months ended December 31, 2004            -           8,731         -
Twelve months ended December 31, 2005            -           7,146         -
Twelve months ended December 31, 2006            -           5,662         -
Twelve months ended December 31, 2007            -           4,704         -
===============================================================================


     The following tables compare the corporation's net income and earnings per share amounts had SFAS 142 been in effect for all periods presented.


-------------------------------------------------------------------------------
                                 Three Months Ended        Nine Months Ended
                                       Sept. 30                 Sept. 30
                                    2002      2001           2002      2001
-------------------------------------------------------------------------------

Net income                        $47,301   $46,520       $136,086  $124,167
Goodwill amortization                  -      1,509             -      4,774
-------------------------------------------------------------------------------
Adjusted net income               $47,301    48,029       $136,086  $128,941
===============================================================================


Basic earnings per share:

Net income                        $   .66   $   .64       $   1.90  $   1.77
Goodwill amortization                  -        .02             -        .07
-------------------------------------------------------------------------------
Adjusted net income               $   .66   $   .66       $   1.90  $   1.84
===============================================================================

Diluted earnings per share:

Net income                        $   .66   $   .64       $   1.89  $   1.76
Goodwill amortization                  -        .02             -        .07
-------------------------------------------------------------------------------
Adjusted net income               $   .66   $   .66       $   1.89  $   1.83
===============================================================================


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

6. PREFERRED AND COMMON STOCK

     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible preferred stock were outstanding:

-------------------------------------------------------------------------------
                                           Sept. 30    December 31  Sept. 30
       Series    Dividends                   2002         2001        2001
-------------------------------------------------------------------------------
         A           5%                     14,863       15,551     15,735
         B           7%                      2,970        3,290      3,290
         C           7%                      5,036        5,072      5,072
         D           8%                     17,055       18,148     18,296
-------------------------------------------------------------------------------
Total preferred shares                      39,924       42,061     42,393
===============================================================================

     The Series A, Series B and Series D shares are convertible into three and three-eights shares of common stock, and the Series C shares are convertible into two and seven-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share.

     There are 175,000,000 shares of common stock, par value $1.00 per share, authorized and 71,691,007, 71,739,797 and 72,031,049 shares were outstanding at September 30, 2002, December 31, 2001, and September 30, 2001, respectively. Options to purchase 1,631,915 shares of common stock were outstanding on September 30, 2002. A total of 4,456,748 shares of common stock were reserved at September 30, 2002: 131,342 shares for the conversion of preferred stock and 4,325,406 shares for stock options.

     The corporation paid a 50% common stock dividend on August 16, 2002. All share and per-share amounts have been adjusted accordingly.


7. FEDERAL INCOME TAX

     The reconcilement of income tax computed at the federal statutory tax rates to the provision for income taxes was as follows:

                          Three Months Ended             Nine Months Ended
                                Sept. 30                       Sept. 30
                          2002           2001           2002            2001
-------------------------------------------------------------------------------
                      Amount  Pct    Amount  Pct    Amount  Pct    Amount  Pct
-------------------------------------------------------------------------------
Statutory rate         $25,087 35.0% $25,032 35.0%  $71,850 35.0% $66,583 35.0%
Nontaxable interest on
 municipal obligations  (1,194)(1.6)  (1,356)(1.9)   (3,766)(1.8)  (3,691)(2.0)
State taxes, net of
 Federal tax benefit       293  0.4      801  1.1       805  0.3    1,865  1.0
Nondeductible goodwill      -            528  0.7        -          1,671  0.9
Other items                191  0.2       (5)  -        310  0.2     (357)(0.2)
-------------------------------------------------------------------------------
Effective rate         $24,377 34.0% $25,000 34.9%  $69,199 33.7% $66,071 34.7%
===============================================================================
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

8. NONRECURRING INCOME

     Nonrecurring noninterest income for the three months and nine months ended September 30, 2001 includes $13.789 million for the sale of First Vantage Bank-Tennessee. Nonrecurring noninterest income for the nine months ended September 30, 2001 also includes $7.749 million from the sale of the corporation's interest in Star Systems, Inc., which was exchanged for shares of Concord EFS, Inc.


9. EARNINGS PER SHARE

     Earnings per share computations are as follows:

-------------------------------------------------------------------------------
                                         Three Months Ended   Nine Months Ended
                                               Sept. 30            Sept. 30
                                           2002      2001      2002      2001
-------------------------------------------------------------------------------
Basic:

Net income                                $47,301  $46,520   $136,086 $124,167
Preferred stock dividends                       7        8         21       22
-------------------------------------------------------------------------------
Net income applicable to common stock     $47,294  $46,512   $136,063 $124,145
-------------------------------------------------------------------------------

Average common shares outstanding (000s)   71,704   72,318     71,756   70,274

Earnings per share of common stock        $   .66  $   .64   $   1.90 $   1.77
===============================================================================
Diluted:

Net income                                $47,301  $46,520   $136,086 $124,167

Average common shares outstanding (000s)   71,704   72,318     71,756   70,274
Dilutive effect of stock options (000s)       305      224        292      174
Conversion of preferred stock (000s)          135      140        137      143
-------------------------------------------------------------------------------
Total average common shares (000s)         72,144   72,682     72,185   70,591
-------------------------------------------------------------------------------

Earnings per share of common stock        $   .66  $   .64    $  1.89 $   1.76
===============================================================================

   Options which were not included in the calculation of diluted earnings per share because the options' exercise prices were greater than the average market price were:
-------------------------------------------------------------------------------
                                         Three Months Ended   Nine Months Ended
                                              Sept. 30            Sept. 30
                                           2002      2001      2002      2001
-------------------------------------------------------------------------------
Options (000s)                                 -       272         90      345
Weighted average price                    $    -   $ 34.87    $ 34.87  $ 33.91
-------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------
        (Dollars in thousands, except per share data)

QUARTERLY RESULTS:

     First Virginia Banks, Inc. third quarter earnings per share from recurring operations increased 27% to $.66 or $47.301 million compared to $.52 or $38.095 million earned in the third quarter of 2001. The prior year's third quarter total earnings of $.64 per share included an after-tax gain of $.12 per share or $8.425 million from the sale of the corporation's former banking affiliate in the Knoxville, Tennessee, market area. Excluding the gain in the 2001 third quarter, the return on average assets increased to 1.73% compared to 1.48% in the prior year, and the return on average shareholders' equity increased to 15.41% compared to 13.31%. Cash basis recurring income, which excludes both the effects of intangible assets and their related amortization and the gain on the sale of the corporation's former banking affiliate in the 2001 third quarter, equaled $48.826 million or $.68 per share compared to $41.179 million or $.57 per share in the prior year's third quarter. Cash basis recurring income produced a return on average tangible assets of 1.82% in the third quarter and a return on average tangible shareholders' equity of 18.88%. All per-share numbers have been adjusted to reflect the August 16, 2002, three-for-two stock split.

     For the first nine months of 2002, earnings per share from recurring operations increased 22% to $1.89 or $136.086 million compared to $1.55 or $109.155 million earned in the comparable period of 2001. Excluding nonrecurring gains in 2001 of $.12 per share or $8.425 million from the sale of the corporation's former Knoxville banking affiliate and $.09 per share or $6.588 million from the sale of the corporation's interest in an electronic switch network company, the return on average assets increased to 1.68% compared to 1.48% in the prior year, and the return on average shareholders' equity increased to 15.18% compared to 13.73%. Cash basis recurring income produced a return on average tangible assets of 1.77% for the first nine months of 2002 and a return on average tangible shareholders' equity of 18.77% compared to 1.64% and 17.76%, respectively, in the prior year.

     A reconciliation of GAAP to cash basis recurring net income and diluted net income per share is summarized as follows:

-------------------------------------------------------------------------------
                                        Three Months Ended   Nine Months Ended
                                            Sept. 30              Sept. 30
                                          2002      2001       2002      2001
-------------------------------------------------------------------------------
Net income                              $ 47,301 $ 46,520    $136,086 $124,167
Less nonrecurring income (net of tax)
   Gain on bank divestiture                  -      8,425         -      8,425
   Gain on sale of investment
          in Star Systems                    -        -           -      6,588
-------------------------------------------------------------------------------
Recurring net income                      47,301   38,095     136,086  109,154
Plus amortization of intangible assets     1,525    3,084       4,608    9,186
-------------------------------------------------------------------------------
Cash basis recurring net income         $ 48,826 $ 41,179    $140,694 $118,340
===============================================================================

-------------------------------------------------------------------------------
                                        Three Months Ended   Nine Months Ended
                                            Sept. 30              Sept. 30
                                          2002      2001       2002      2001
-------------------------------------------------------------------------------
Diluted net income per share            $    .66 $    .64    $   1.89 $   1.76
Less nonrecurring income (net of tax)
   Gain on bank divestiture                   -       .12          -       .12
   Gain on sale of investment
          in Star Systems                     -        -           -       .09
-------------------------------------------------------------------------------
Recurring net income per share               .66      .52        1.89     1.55
Plus amortization of intangible assets       .02      .05         .06      .13
-------------------------------------------------------------------------------
Cash basis diluted net income per share $    .68 $    .57    $   1.95 $   1.68
===============================================================================

     Total assets and deposits also recorded new highs on September 30, 2002. At the end of the third quarter of 2001, total assets had crossed the $10 billion mark, reaching $10.311 billion, and they passed the $11 billion level for the first time on September 30, 2002, climbing to $11.076 billion. Total deposits hit a new milestone of $9.061 billion, an increase of 8% compared to $8.352 billion at September 30, 2001. Average deposits increased 7% to $8.941 billion in the third quarter of 2002 compared to $8.365 billion in the prior year's third quarter. Average demand deposits increased 12%, interest checking deposits advanced 11% and money market accounts rose 38% compared to the prior year's third quarter. This significant growth in transaction account categories was the direct result of a successful corporate-wide sales campaign. Average outstanding consumer certificates of deposit declined 9%, impacted by lower interest rates on new and renewed certificates.

     Average loans declined 1% in the third quarter to $6.515 billion compared to $6.592 billion in the prior year's third quarter. Average consumer installment loans, primarily automobile loans and home equity loans, declined 2% and were impacted by a combination of zero-rate incentives offered by automobile manufacturers and refinance activity as consumers took advantage of the lowest rates on mortgage loans in 40 years to consolidate debt and reduce the balances on higher rate categories of loans. Average real estate loans increased 14% as a result of the popularity of the corporation's 15-year fixed-rate consumer real estate loan. Average commercial loans declined 15% compared to the prior year's third quarter, reflecting the prolonged weakness and overcapacity in the economy.

     The net interest margin increased seven basis points to 4.90% compared to 4.83% in the prior year's third quarter but was down 14 basis points compared to the second quarter of 2002. The increase in the net interest margin in the third quarter compared to the 2001 third quarter was the consequence of a 93 basis point decline in the yield on earning assets compared to a 128 basis point decline in the cost of funds. During the second quarter of 2002, and to a lesser extent in the third quarter, the corporation benefitted from the maturity of higher-rate certificates of deposit issued in prior years that were renewed at significantly lower interest rates. The majority of the repricing of higher-rate certificates of deposit is now completed and with additional expected declines in the yields on investments and loans, the corporation anticipates the net interest margin to gradually decline over the next several quarters. The corporation still expects to retain a net interest margin in the top tier of banks in the country.

     Unlike many of its competitors, First Virginia witnessed an additional improvement in its already excellent asset quality, cementing its position as one of the best among the 100 largest banks in the United States. At September 30, 2002, nonperforming assets had declined 26% to $14.409 million compared to $19.385 million at September 30, 2001, and $17.278 million at June 30, 2002. This decline resulted in a new record low of .22% in nonperforming assets as a percentage of outstanding loans compared to .29% at the end of the prior year's third quarter and .26% at June 30, 2002. Loans past due 90 days or more dropped 32% to $9.005 million or .14% of loans at September 30, 2002, compared to $13.165 million or .20% of loans at the end of the prior year's third quarter. Net charge-offs declined to $2.277 million or .14% of average outstanding loans compared to $2.837 million or .17% in the second quarter. These amounts are all significantly better than the corporation's peer group of banks and reflect the corporation's strong emphasis on making only the highest quality loans to consumers and businesses in the communities in which it operates. The corporation has no exposure to large nationally shared credits, international loans or leased assets. At September 30, 2002, the allowance for loan losses of 1.11% of outstanding loans was unchanged from the end of the prior quarter and covered annualized net charge-offs 7.00 times. This was up slightly compared to 1.10% at September 30, 2001. The provision for loan loss expense declined during the third quarter to $1.194 million compared to $1.708 million in the prior year's third quarter. However, it is up 71% in the first nine months of 2002, primarily as a result of strong loan growth in the first half of the year.

     A summary of nonperforming and delinquent loans is as follows:

-----------------------------------------------------------------------------
Sept. 30                                                   2002        2001
-----------------------------------------------------------------------------
Nonaccruing loans                                        $12,599     $15,428
Restructured loans                                           532       1,105
Properties acquired by foreclosure                         1,278       2,852
-----------------------------------------------------------------------------
Total nonperforming assets                               $14,409     $19,385
=============================================================================
Percentage of total loans and foreclosed real estate         .22%        .29%
Loans 90 days past due and still accruing interest       $ 9,005     $13,165
Percentage of total loans                                    .14%        .20%
=============================================================================

     Excluding a $13.789 million gain from the sale of the corporation's former affiliate in Knoxville, Tennessee, in the prior year's third quarter, noninterest income increased 9% in the third quarter of 2002. Service charges on deposit accounts increased 6% compared to the prior year's third quarter, driven by a 10% increase in service charge income for commercial accounts and a 45% increase in fees from internet-based banking for consumers and small- to medium-sized businesses. The 14% increase in fee income from electronic banking services was the result of increased sales and usage of the corporation's debit card product. Income from the sales of insurance products increased 17% compared to the prior year's third quarter, driven by increases in title insurance and annuity sales. These gains were offset by an 18% decline in the sale of credit life insurance as changes in legislation continue to reduce the attractiveness of this product.


     Noninterest expense continued to decline slightly from the first and second quarters and was $84.671 million compared to $85.062 million in the prior year's third quarter. There were no significant changes in individual expense categories during the quarter compared to the first two quarters of 2002 or the third quarter of 2001. The 51.7% efficiency ratio was unchanged compared to the second quarter, and improved compared to 55.3% in the prior year's third quarter. During the quarter, the corporation closed its remaining supermarket banking locations choosing to pursue other areas that show more promise for growth and profitability.

     Total shareholders' equity increased to $1.240 billion at September 30, 2002, compared to $1.149 billion at September 30, 2001. Net book value per share increased 8% to $17.29 compared to $15.94 at the end of the prior year's third quarter. The corporation's capital to asset ratio increased slightly to 11.19% compared to 11.12%. During the third quarter, the corporation repurchased 139,050 shares of stock, leaving 2.254 million shares remaining in its currently authorized share repurchase program. At September 30, 2002, there were 71.691 million shares outstanding.


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











AVERAGE BALANCES AND INTEREST RATES (Unaudited)

-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
Three Months Ended Sept. 30, 2002            Balance    Expense     Rate
-------------------------------------------------------------------------

ASSETS
Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies      $   853,195    $10,124     4.75%
    Other*                                     14,170        156     4.41
  Securities-held to maturity:
    U.S. Government and its agencies        1,832,953     23,281     5.08
    State, municipal and other*               299,214      4,321     5.78
                                          -----------   --------
      Total securities                      2,999,532     37,882     5.05
                                          -----------   --------
  Loans, net of unearned income:
    Installment                             4,020,915     70,988     7.02
    Real estate                             1,538,427     29,334     7.57
    Commercial and other*                     955,451     16,759     6.97
                                          -----------   --------
      Total loans                           6,514,793    117,081     7.14
                                          -----------   --------
  Money market investments                    630,871      2,771     1.74
  Other earning assets*                        30,907        428     5.55
                                          -----------   --------
      Total earning assets and income     $10,176,103    158,162     6.19
                                          ===========   --------
Interest-bearing liabilities:
  Interest checking                       $ 1,741,819      1,072     0.24
  Money market                              1,416,039      5,275     1.48
  Savings                                   1,118,430      1,747     0.62
  Consumer certificates of deposit          2,263,864     18,847     3.30
  Large denomination
      certificates of deposit                 486,134      4,153     3.39
                                          -----------   --------
      Total interest-bearing deposits       7,026,286     31,094     1.76
  Short-term borrowings                       612,649      1,564     1.01
  Long-term debt                               13,504        195     5.76
                                          -----------   --------
      Total interest-bearing liabilities
        and interest expense              $ 7,652,439     32,853     1.70
                                          ===========   --------
Net interest income and net interest margin             $125,309     4.90%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                         $ 1,914,675
  Preferred shareholders' equity                  412
  Common shareholders' equity               1,227,476
  Total assets                             10,939,269



AVERAGE BALANCES AND INTEREST RATES (Unaudited)

-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
Three Months Ended Sept. 30, 2001            Balance    Expense     Rate
-------------------------------------------------------------------------

ASSETS
Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $   53,329   $    696     5.19%
    Other*                                     12,862        118     5.05
  Securities-held to maturity:
    U.S. Government and its agencies        1,788,506     26,839     6.00
    State, municipal and other*               388,260      5,679     5.85
                                           ----------   --------
      Total securities                      2,242,957     33,332     5.95
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,120,000     81,090     7.83
    Real estate                             1,351,385     27,718     8.16
    Commercial and Other*                   1,120,153     21,788     7.70
                                           ----------   --------
      Total loans                           6,591,538    130,596     7.88
                                           ----------   --------
  Money market investments                    659,647      5,859     3.52
  Other earning assets*                        20,354        318     6.24
                                           ----------   --------
      Total earning assets and income      $9,514,496    170,105     7.12
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,573,265      1,520     0.38
  Money market                              1,022,662      7,145     2.77
  Savings                                   1,047,691      2,969     1.12
  Consumer certificates of deposit          2,481,928     31,597     5.05
  Large denomination
      certificates of deposit                 532,671      7,032     5.24
                                           ----------   --------
      Total interest-bearing deposits       6,658,217     50,263     3.00
  Short-term borrowings                       616,275      4,244     2.73
  Long-term debt                               20,642        294     5.69
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $7,295,134     54,801     2.98
                                           ==========   --------
Net interest income and net interest margin             $115,304     4.83%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,706,806
  Preferred shareholders' equity                  427
  Common shareholders' equity               1,144,363
  Total assets                             10,306,889



AVERAGE BALANCES AND INTEREST RATES (Unaudited)

-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
Nine Months Ended Sept. 30, 2002             Balance    Expense     Rate
-------------------------------------------------------------------------

Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies      $ 1,221,502   $ 46,790     5.11%
    Other*                                     12,044        474     5.25
  Securities-held to maturity:
    U.S. Government and its agencies        1,470,100     59,275     5.38
    State, municipal and other*               328,583     14,370     5.83
                                          -----------   --------
      Total Securities                      3,032,229    120,909     5.32
                                          -----------   --------
  Loans, net of unearned income:
    Installment                             4,078,560    219,363     7.19
    Real estate                             1,476,941     85,532     7.74
    Commercial and Other*                     980,882     50,361     6.86
                                          -----------   --------
      Total loans                           6,536,383    355,256     7.26
                                          -----------   --------
  Money market investments                    407,299      5,317     1.75
  Other earning assets*                        29,995      1,241     5.52
                                          -----------   --------
      Total earning assets and income     $10,005,906    482,723     6.44
                                          ===========   --------
Interest-bearing liabilities:
  Interest checking                       $ 1,721,887      3,127     0.24
  Money market                              1,330,416     16,444     1.65
  Savings                                   1,098,892      5,793     0.70
  Consumer certificates of deposit          2,324,092     65,711     3.78
  Large denomination
      certificates of deposit                 485,216     14,079     3.88
                                          -----------   --------
      Total interest-bearing deposits       6,960,503    105,154     2.02
  Short-term borrowings                       617,827      4,665     1.01
  Long-term debt                               14,106        602     5.69
                                          -----------   --------
      Total interest-bearing liabilities
        and interest expense              $ 7,592,436    110,421     1.94
                                          ===========   --------
Net interest income and net interest margin             $372,302     4.97%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                         $ 1,853,140
  Preferred shareholders' equity                  416
  Common shareholders' equity               1,195,026
  Total assets                             10,791,384




AVERAGE BALANCES AND INTEREST RATES (Unaudited)

-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
Nine Months Ended Sept. 30, 2001             Balance    Expense     Rate
-------------------------------------------------------------------------

Interest-earning assets:
  Securities-available for sale:
    U.S. Government and its agencies       $   63,029   $  2,444     5.18%
    Other*                                     12,784        336     4.83
  Securities-held to maturity:
    U.S. Government and its agencies        1,677,897     75,575     6.01
    State, municipal and other*               343,623     15,190     5.89
                                           ----------   --------
      Total Securities                      2,097,333     93,545     5.96
                                           ----------   --------
  Loans, net of unearned income:
    Installment                             4,077,384    242,858     7.96
    Real estate                             1,213,553     74,169     8.17
    Commercial and Other*                   1,086,488     65,059     7.98
                                           ----------   --------
      Total loans                           6,377,425    382,086     8.01
                                           ----------   --------
  Money market investments                    568,201     18,506     4.35
  Other earning assets*                        19,208        927     6.42
                                           ----------   --------
      Total earning assets and income      $9,062,167    495,064     7.30
                                           ==========   --------
Interest-bearing liabilities:
  Interest checking                        $1,533,893      4,840     0.42
  Money market                                948,045     21,380     3.02
  Savings                                   1,009,885      9,736     1.29
  Consumer certificates of deposit          2,377,781     92,653     5.21
  Large denomination
      certificates of deposit                 517,746     21,411     5.53
                                           ----------   --------
      Total interest-bearing deposits       6,387,350    150,020     3.14
  Short-term borrowings                       569,080     15,527     3.65
  Long-term debt                                7,534        343     6.07
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense               $6,963,964    165,890     3.18
                                           ==========   --------
Net interest income and net interest margin             $329,174     4.85%
                                                        ========
*Fully taxable-equivalent basis

Other average balances:
  Demand deposits                          $1,626,383
  Preferred shareholders' equity                  435
  Common shareholders' equity               1,059,431
  Total assets                              9,802,329




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

            As of September 30, 2002, there have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 2001 in the corporation's annual report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

            The corporation's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the corporation's disclosure controls and procedures within 90 days of the filing of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.



                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K
         ----------------------------------

 a) The following exhibits are filed as part of this report:

    99-1 Certification of Periodic Report by Barry J. Fitzpatrick

    99-2 Certification of Periodic Report by Richard F. Bowman


 b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer hereunto duly authorized.



                                            FIRST VIRGINIA BANKS, INC.


                                             /s/ Richard F. Bowman
         October 31, 2002                    --------------------------
                                             Richard F. Bowman,
                                             Executive Vice President,
                                             Treasurer and
                                             Chief Financial Officer

I, Barry J. Fitzpatrick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Virginia Banks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 31, 2002
                                   /s/  Barry J. Fitzpatrick
                                   --------------------------
                                   Barry J. Fitzpatrick
                                   Chairman, President and
                                   Chief Executive Officer

I, Richard F. Bowman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Virginia Banks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 31, 2002
                                   /s/ Richard F. Bowman
                                   --------------------------
                                   Richard F. Bowman
                                   Executive Vice President, Treasurer and
                                   Chief Financial Officer


                                                  Exhibit 99-1


                        Certification of Periodic Report

I, Barry J. Fitzpatrick, Chairman, President and Chief Executive Officer of First Virginia Banks, Inc. (the Corporation), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     1. the Quarterly Report on Form 10-Q of the Corporation for the quarterly period ended September 30, 2002 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Dated: October 31, 2002

                                        /s/ Barry J. Fitzpatrick
                                        _________________________
                                        Barry J. Fitzpatrick
                                        Chairman, President and Chief Executive
                                        Officer


































                                                       Exhibit 99-2

                        Certification of Periodic Report

I, Richard F. Bowman, Executive Vice President, Treasurer and Chief Financial Officer of First Virginia Banks, Inc. (the Corporation), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     1. the Quarterly Report on Form 10-Q of the Corporation for the quarterly period ended September 30, 2002 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Dated: October 31, 2002

                                             /s/ Richard F. Bowman
                                             _________________________
                                             Richard F. Bowman
                                             Executive Vice President,
                                             Treasurer and Chief Financial
                                             Officer