Form 10-K
period 2002-12-31
FIRST VIRGINIA BANKS INC
filed 2003-03-12
CIK 37032

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended

December 31, 2002

Commission file number 1-6580

FIRST VIRGINIA BANKS, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-0497561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6400 Arlington Boulevard Falls Church, Virginia (Address of principal executive offices)	22042-2336 (Zip Code)

(703) 241-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, Par Value $1.00	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Convertible Preferred Stock, Par Value $10.00

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)     Yes ☑          No ☐

      The aggregate market value of the common stock of the registrant held by nonaffiliates as of February 28, 2003, was approximately $2,761,758,000. The registrant’s voting preferred stock is not actively traded and the market value of such stock is not readily determinable. On February 28, 2003, there were 69,344,956 shares of common stock outstanding.

INDEX

		Page

PART I
Item 1.	Business	1
	General	1
	Segments	1
	Competitive Factors	1
	Regulation	1–2
	Employees	2
Item 2.	Properties	2
Item 3.	Legal Proceedings	2
Item 4.	Submission of Matters to a Vote of Security Holders	2
	Executive Officers	2–3
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	3-4
Item 6.	Selected Financial Data	4–5
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5–31
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	25–28
Item 8.	Financial Statements and Supplementary Data	32–58
PART III
Item 10.	Directors and Executive Officers of the Registrant	59-60
Item 11.	Executive Compensation	60-71
Item 12.	Security Ownership of Certain Beneficial Owners and Management	72-73
Item 13.	Certain Relationships and Related Transactions	73
PART IV
Item 14.	Controls and Procedures	74
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	74–75
	Signatures and Certifications	76-79

PART I

Item 1	Business

General

      First Virginia Banks, Inc., (FVBI) is a bank holding company registered under the Bank Holding Company Act of 1956 (BHC Act), and is headquartered in Falls Church, Virginia. FVBI was incorporated under the laws of the Commonwealth of Virginia in October 1949.

      FVBI currently operates eight commercial banks (the banking companies). In addition, FVBI owns, directly or indirectly through its banking companies, several nonbanking companies which offer bank-related services. The nonbanking companies operate offices in the banks’ markets which provide services to customers of the banking companies and in addition have offices in adjoining states.

      FVBI is the largest bank holding company with headquarters in Virginia and the fifth largest banking organization in the state. Total assets were $11.228 billion as of December 31, 2002.

      In January 2003, FVBI’s Board of Directors approved a proposal to be acquired by BB&T Corporation. The combined organization will be the second largest bank in Virginia in deposit size and the 11th largest in the country.

Segments

      For segment reporting disclosure, reference is made to Note 22 of the Notes to Consolidated Financial Statements.

Competitive Factors

      Other banking organizations have been active in opening new banking offices through acquisition and control of existing banks, mergers, branching and formation of new banks and in acquiring or forming bank-related subsidiaries in areas where FVBI’s banking companies operate. Accordingly, each banking company faces strong competition. Savings and loan associations and credit unions actively compete for deposits. Such institutions, as well as consumer finance companies, mortgage companies, loan production offices of out-of-state banks, factors, insurance companies and pension trusts are important competitors for various types of loans. The bank-related member companies also operate in highly competitive fields.

      Based on the most recent available data, the service area of our eight banking companies reached approximately 89% of Virginia’s population with 298 offices, approximately 40% of Maryland’s population with 55 offices, and approximately 18% of East Tennessee’s population with 11 offices.

Regulation

      As a bank holding company, FVBI is subject to regulation under the BHC Act, and to inspection, examination and supervision by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the state regulators of Virginia, Maryland and Tennessee which have jurisdiction over financial institutions. Under the BHC Act, bank holding companies generally may not own or control more than 5% of the voting shares of any company, including a bank, without the Federal Reserve Board’s prior approval. In addition, bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the Federal Reserve Board to be financial in nature or incidental or complementary to a financial activity.

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

      The corporation is subject to capital requirements and guidelines imposed on bank holding companies by the Federal Reserve Board and the FDIC. These requirements are discussed in Note 19 of the Notes to the Consolidated Financial Statements.

      Various provisions of federal and state law limit the amount of dividends the banking companies can pay to FVBI without regulatory approval. For example, approval generally is required for any state-chartered bank that is a member of the Federal Reserve System to pay any dividend that would cause the bank’s total dividends paid during any calendar year to exceed the sum of the bank’s net income during such calendar year plus the bank’s retained net income for the prior two calendar years (see Note 20 of the Notes to the Consolidated Financial Statements).

Employees

      As of December 31, 2002, FVBI and its subsidiaries employed 5,245 individuals (4,813 full-time equivalent).

Web Site Access to First Virginia Banks Inc’s Filings with the Securities and Exchange Commission

      All of the corporation’s electronic filings with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on the Corporation’s web site, www.firstvirginia.com, as soon as reasonably practicable after the corporation files such material with, or furnishes it to, the SEC. The corporation’s SEC filings are also available through the SEC’s web site at www.sec.gov.

Item 2	Properties

      On December 31, 2002, the banking companies operated a total of 364 banking offices. Of these offices, 233 were owned and 131 were leased from others. FVBI owns other properties, including the two corporate headquarters buildings that house personnel of the corporation and its subsidiaries. The corporation currently has no mortgage indebtedness.

      As of December 31, 2002, a total annual base rental of approximately $9,924,000 was being paid on leased premises. As of December 31, 2002, total lease commitments having a term in excess of one year to persons other than affiliates were approximately $50,865,000.

      The majority of the properties are modern, well furnished and provide adequate parking.

Item 3	Legal Proceedings

      There are no legal proceedings, other than ordinary routine litigation incidental to the business, to which the corporation is a party or of which any of its property is subject. Management believes that the liability, if any, resulting from current litigation will not be material to the financial statements of the corporation.

Item 4	Submission of Matters to a Vote of Security Holders

      There was no submission of matters to a vote of security holders during the fourth quarter of 2002.

Executive Officers

      There are no arrangements or understandings between the executive officers named below and any other person pursuant to which they were selected as an officer.

      There are no family relationships among the executive officers. All ages, in parentheses, and positions are as of December 31, 2002.

BARRY J. FITZPATRICK (62)
Chairman of the Board, President and Chief Executive Officer since July, 1995. 33 years of service.

SHIRLEY C. BEAVERS, JR. (57)
Senior Executive Vice President since December 2000; Executive Vice President from April 1992 to December 2000. 33 years of service.

RICHARD F. BOWMAN (50)
Executive Vice President, Treasurer and Chief Financial Officer since December 1999; Senior Vice President, Treasurer and Chief Financial Officer from 1994 to 1999. 27 years of service.

RAYMOND E. BRANN, JR. (62)
Executive Vice President since January, 1995. 38 years of service.

DOUGLAS M. CHURCH, JR. (52)
Senior Vice President since December 1994. 29 years of service.

THOMAS P. JENNINGS (55)
Senior Vice President and General Counsel since December 1995; Secretary from December 1995 to April 1999. 24 years of service.

JOHN P. SALOP (51)
Senior Vice President since April 1996. 28 years of service.

CYNTHIA A. WILLIAMS (49)
Senior Vice President and General Auditor since October, 2001; Senior Vice President of First Virginia Bank — Blue Ridge from August, 1995 to October, 2001. 17 years of service.

BARBARA J. CHAPMAN (55)
Vice President and Secretary since April 1999 and Assistant Corporate Secretary from 1993 to 1999. 9 years of service.

PART II

Item 5     Market for Registrants Common Equity and Related Stockholder Matters

      The common stock of the corporation is listed for trading on the New York Stock Exchange (trading symbol: FVB). The dividends declared per share and the high and low sales prices for common shares were:

	Sales Price

					Dividends
	2002		2001		Per Share

	High	Low	High	Low	2002	2001

1st Quarter	$36.60	$32.60	$32.83	$25.69	$.2667	$.2533
2nd Quarter	38.97	34.33	31.53	27.80	.2733	.2600
3rd Quarter	39.98	30.93	32.50	27.07	.2733	.2600
4th Quarter	39.00	33.35	34.77	26.87	.2800	.2667

      The corporation’s preferred stock is not actively traded. The 5% cumulative convertible preferred stock, Series A, pays a quarterly dividend of 12 1/2 cents per share. The 7% cumulative convertible preferred stock, Series B and C, pays a quarterly dividend of 17 1/2 cents per share. The 8% cumulative convertible preferred stock, Series D, pays a quarterly dividend of 20 cents per share. As of December 31, 2002, there were 20,320 holders of record of the corporation’s voting securities, of which 19,813 were holders of common stock.

      There are no equity compensation plans issued by the corporation that were not approved by the shareholders.

Number of
securities remaining
	Number of		available for future
	securities to be	Weighted-average	issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,847,627	30.57	2,428,392

      There are various equity compensation plans that the corporation honored as part of two mergers. As of December 31, 2002, there were 23,985 shares outstanding at a weighted average price of $18.00 for these plans. No additional options may be granted from these plans. The provisions of these plans are similar to the corporation’s plans and are discussed in Note 14 on page 47.

Item 6     Selected Financial Data

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Balance Sheet Data
Cash	$370,387	$386,171	$322,966	$441,825	$377,374
Money market investments	210,339	95,808	190,443	110,598	265,557
Securities	3,750,712	3,097,615	2,164,108	2,034,788	2,323,052
Loans, net of allowance for loan losses	6,306,853	6,438,622	6,296,164	6,315,281	6,022,903
Other earning assets	36,383	26,872	18,717	28,683	37,164
Other assets	552,913	577,939	524,071	520,638	538,646

Total Assets	$11,227,587	$10,623,027	$9,516,469	$9,451,813	$9,564,696

Deposits	$9,210,491	$8,649,636	$7,825,816	$7,863,948	$8,055,078
Short-term borrowings	617,589	639,351	539,469	420,297	385,996
Long-term debt	13,488	19,526	1,116	2,205	3,217
Other liabilities	147,674	162,028	157,362	134,876	130,077
Shareholders’ equity	1,238,345	1,152,486	992,706	1,030,487	990,328

Total Liabilities and Shareholders’ Equity	$11,227,587	$10,623,027	$9,516,469	$9,451,813	$9,564,696

Operating Results
Interest income	$627,426	$653,323	$643,806	$640,622	$663,631
Interest expense	139,577	212,769	219,311	206,914	234,332

Net interest income	487,849	440,554	424,495	433,708	429,299
Provision for loan losses	9,955	6,755	9,428	14,190	20,800
Noninterest income	137,224	149,997	118,030	136,604	116,775
Noninterest expense	337,409	332,740	322,145	327,294	325,678

Income before income taxes	277,709	251,056	210,952	228,828	199,596
Provision for income taxes	93,772	86,605	68,921	77,968	69,434

Net Income	$183,937	$164,451	$142,031	$150,860	$130,162

Dividends Declared	$78,271	$73,435	$69,233	$67,745	$61,244
Operating Results
Diluted earnings per share	$2.55	$2.32	$2.00	$2.00	$1.68
Return on average assets	1.69%	1.65%	1.51%	1.59%	1.40%
Return on average shareholders’ equity	15.22	15.18	14.36	14.64	12.81
Net interest margin	4.91	4.87	4.96	5.08	5.13
Per Share of Common Stock
Dividends declared	$1.09	$1.04	$0.99	$0.91	$0.80
Shareholders’ equity	17.46	16.06	14.34	13.97	13.17
Market price — Year-end	37.23	33.84	32.00	28.67	31.33
— High	39.98	34.77	32.63	35.09	39.63
— Low	30.93	25.69	19.33	27.00	26.46

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Capital Ratios
Tier 1 leverage	9.60%	9.39%	8.99%	9.22%	8.73%
Average equity to average assets	11.12	10.87	10.49	10.86	10.95
Risk-based capital
Tier 1	14.99	13.58	12.20	12.67	12.14
Total capital	16.01	14.59	13.22	13.70	13.20
Dividend payout ratio	42.54	44.70	49.01	45.03	47.24

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Dollars in thousands, except per share data)

      In 2002, First Virginia Banks, Inc. produced the sixth consecutive year of record earnings per share, increasing 10% to $2.55 compared to $2.32 in 2001. Total income was up 12% to $183.937 million in 2002 compared to $164.451 million in 2001. The return on average assets increased to 1.69% compared to 1.65% in 2001, while the return on average shareholders’ equity rose to 15.22% compared to 15.18%. Once again, First Virginia was among the most profitable financial institutions in the nation in 2002. All per-share numbers have been adjusted throughout this annual report to reflect the August 16, 2002, three-for-two stock split.

      Earnings per share from recurring operations increased 21% to $2.55 compared to $2.11 earned in 2001. 2001 included several nonrecurring gains including a gain of $.12 per share or $8.425 million from the sale of the corporation’s former Knoxville banking affiliate and $.09 per share or $6.588 million from the sale of the corporation’s interest in an electronic switch network company. If these nonrecurring gains are excluded from 2001 income, the return on average assets increased to 1.69% in 2002 compared to 1.50% in the prior year, and the return on average shareholders’ equity increased to 15.22% compared to 13.79%.

	Year Ended December 31

	2002	2001	2000

Recurring diluted net income per share — prior period	$2.11	$1.96	$1.82

Change during the year (net of federal taxes)
Interest income (taxable-equivalent)	(.24)	.10	.02
Interest expense	.67	.06	(.11)
Provision for loan losses	(.03)	.02	.04
Noninterest income	.11	.11	(.01)
Noninterest expense	(.04)	(.10)	.04
Other income tax effects	.02	(.05)	.04
Decrease (increase) in average common shares outstanding	(.05)	.01	.12

Net increase during the period	.44	.15	.14

Recurring diluted net income per share — current period	2.55	2.11	1.96
Reconciliation to GAAP diluted net income per share
Gain on bank divestiture	—	.12	—
Gain on sale of investment in Star Systems	—	.09	—
Gain on sale of branches	—	—	.03
Gain on sale of mortgage servicing rights	—	—	.01

Diluted net income per share — current period	$2.55	$2.32	$2.00

      The corporation also achieved new record highs in total assets and deposits despite a year that began with a recession and witnessed only modest growth in the second half. At December 31, 2002, total assets increased 6% to $11.228 billion following a 12% growth rate in the preceding year to $10.623 billion, positioning the corporation as the 47th largest bank in the country based on total asset size. After growing by 11% in 2001, total deposits increased 6% in 2002 to $9.210 billion, exceeding $9 billion for the first time. All of this growth was internally generated in 2002. In 2001, First Virginia acquired the $531 million James River Bankshares and divested its bank centered in Knoxville, Tennessee.

      Weak loan demand, the result of a sluggish economy and low-interest rate loans by auto manufacturers, resulted in a net decline in outstanding loans of 2% at the end of 2002 compared to the end of 2001. The Federal Reserve lowered interest rates one more time in late 2002 following a record 11 interest rate reductions in 2001, placing interest rates at their lowest levels in more than 40 years. However, the low level of interest rates encouraged consumers and businesses to assume or refinance more real estate secured loans and, as a consequence, the average for this loan category increased 20% during 2002.

      The corporation’s reputation for pristine asset quality remained intact during 2002 with nonperforming assets declining 31% after a 15% drop in 2001. At December 31, 2002, nonperforming assets were at a record low, representing only .20% of outstanding loans compared to ..28% at the end of 2001. Net charge-offs were only .17% of average loans compared to .14% in 2001. All of these measures are significantly better than the average for both the corporation’s peer group of banks in the $10- to $25-billion asset size and the 100 largest banks in the country.

      Total capital increased 7% in 2002 to $1.238 billion following a 16% increase to $1.152 billion in 2001. Book value per share increased 9% to $17.46. The corporation’s equity to asset ratio of 11.03% at December 31, 2002, was up from the 10.85% at the end of 2001, placing the corporation among the nation’s most highly capitalized banks. First Virginia’s regulatory capital ratios continued to significantly exceed the levels required to be classified as a “well-capitalized bank” as the Tier 1 risk based capital ratio rose to 14.99% from 13.58% and the Total capital ratio increased to 16.01% from 14.59%. This compares to regulatory minimums for well-capitalized banks of 6.00% and 10.00%, respectively. Consistent with its philosophy of safety, profitability and growth, always in that order, First Virginia maintains a capital position that is significantly higher than its peer group of banks. This high level of capital, coupled with the growth and consistency of First Virginia’s net income, permits the corporation to regularly increase its dividend to shareholders. During 2002, the corporation increased the dividend for the 26th consecutive year to its current annualized rate of $1.12 per share, representing a ten-year compounded annual rate of increase of 9.5%. In addition, the corporation declared a three-for-two stock split, the third such split in the last ten years. The corporation also returns capital to its shareholders through a regular program of share repurchases, and during 2002 it acquired and retired 1,003,850 shares of stock.

Average Balance Sheets and Interest Rates on Earning Assets and Interest-Bearing Liabilities

	2002			2001			2000

		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Interest-earning assets:
Securities — available for sale
U.S. Government and its agencies	$1,171,885	$57,472	4.91%	$298,134	$15,567	5.22%	$104,152	$5,427	5.21%
Other(1)	12,202	609	4.99	12,362	606	4.90	10,151	540	5.32
Securities — held to maturity
U.S. Government and its agencies	1,588,616	81,627	5.14	1,582,783	94,832	5.99	1,505,413	87,677	5.82
State, municipal and other(1)	317,812	18,434	5.80	351,965	20,871	5.93	320,369	18,954	5.92

Total securities	3,090,515	158,142	5.12	2,245,244	131,876	5.87	1,940,085	112,598	5.81

Loans, net of unearned income(2)
Installment	4,032,930	286,217	7.10	4,091,862	321,841	7.87	4,221,129	333,333	7.90
Real estate	1,510,098	115,636	7.66	1,256,379	102,010	8.12	1,120,414	91,625	8.18
Commercial and other(1)	967,312	65,762	6.80	1,072,248	83,397	7.78	1,037,884	89,172	8.59

Total loans	6,510,340	467,615	7.18	6,420,489	507,248	7.90	6,379,427	514,130	8.06

Money market investments	452,527	7,523	1.66	529,679	20,694	3.91	352,788	22,195	6.29
Other earning assets(1)	31,208	1,704	5.46	20,495	1,327	6.48	22,499	1,613	7.17

Total earning assets and interest income	10,084,590	634,984	6.30	9,215,907	661,145	7.17	8,694,799	650,536	7.48

Noninterest-earning assets:
Cash and due from banks	282,433			280,715			289,734
Premises and equipment, net	151,050			152,066			153,755
Other	420,458			393,606			363,441
Allowance for loan losses	(72,232)			(71,008)			(70,066)

Total assets	$10,866,299			$9,971,286			$9,431,663

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits
Interest checking	$1,741,104	4,123	0.24	$1,555,282	5,801	0.37	$1,501,243	8,877	0.59
Money market	1,360,893	21,157	1.55	984,523	26,881	2.73	929,587	29,549	3.18
Savings	1,104,019	7,118	0.64	1,017,800	12,026	1.18	1,038,889	15,650	1.51
Consumer certificates of deposit	2,297,312	82,664	3.60	2,396,966	121,878	5.08	2,318,151	114,545	4.94
Large denomination certificates of deposit	484,420	17,883	3.69	517,925	27,756	5.36	469,372	25,402	5.41

Total interest-bearing deposits	6,987,748	132,945	1.90	6,472,496	194,342	3.00	6,257,242	194,023	3.10
Short-term borrowings	620,180	5,837	0.94	589,662	17,806	3.02	462,764	25,122	5.43
Long-term debt	13,952	795	5.70	10,553	621	5.88	1,707	166	9.71

Total interest-bearing liabilities and interest expense	7,621,880	139,577	1.83	7,072,711	212,769	3.01	6,721,713	219,311	3.26

Noninterest-bearing liabilities:
Demand deposits	1,886,410			1,658,469			1,589,650
Other	149,290			156,503			131,065
Preferred shareholders’ equity	410			432			467
Common shareholders’ equity	1,208,309			1,083,171			988,768

Total liabilities and shareholders’ equity	$10,866,299			$9,971,286			$9,431,663

Net interest income and net interest margin		$495,407	4.91%		$448,376	4.87%		$431,225	4.96%

(1)	Income from tax-exempt securities and loans is included in interest income on a taxable-equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 35% and adjusted for the partial disallowance of interest costs incurred to carry the tax-exempt investments.

(2)	Nonaccruing loans are included in their respective categories.

Effect of Rate-Volume Changes on Net Interest Income

	2002 Compared to 2001			2001 Compared to 2000
	Increase (Decrease)			Increase (Decrease)
	Due to Change In			Due to Change In

	Average	Average		Average	Average
	Volume	Rate	Total	Volume	Rate	Total

Interest Income
Securities — available for sale
U.S. Government and its agencies	$45,610	$(3,705)	$41,905	$10,106	$34	$10,140
Other*	(8)	11	3	118	(52)	66
Securities — held to maturity
U.S. Government and its agencies	349	(13,554)	(13,205)	4,503	2,652	7,155
State, municipal and other*	(2,025)	(412)	(2,437)	1,870	47	1,917

Total securities	43,926	(17,660)	26,266	16,597	2,681	19,278

Loans, net of unearned income
Installment	(4,638)	(30,986)	(35,624)	(10,225)	(1,267)	(11,492)
Real estate	20,602	(6,976)	13,626	11,122	(737)	10,385
Commercial and other*	(8,164)	(9,471)	(17,635)	2,952	(8,727)	(5,775)

Total loans	7,800	(47,433)	(39,633)	3,849	(10,731)	(6,882)

Money market investments	(3,017)	(10,154)	(13,171)	11,126	(12,627)	(1,501)
Other earning assets*	694	(317)	377	(144)	(142)	(286)

Total interest income	49,403	(75,564)	(26,161)	31,428	(20,819)	10,609

Interest Expense
Interest-bearing deposits
Interest checking	688	(2,366)	(1,678)	319	(3,395)	(3,076)
Money market	10,275	(15,999)	(5,724)	1,747	(4,415)	(2,668)
Savings	1,017	(5,925)	(4,908)	(318)	(3,306)	(3,624)
Consumer certificates of deposit	(5,062)	(34,152)	(39,214)	3,893	3,440	7,333
Large denomination certificates of deposit	(1,796)	(8,077)	(9,873)	2,627	(273)	2,354

Total interest-bearing deposits	5,122	(66,519)	(61,397)	8,268	(7,949)	319

Short-term borrowings	922	(12,891)	(11,969)	6,891	(14,207)	(7,316)
Long-term debt	200	(26)	174	859	(404)	455

Total interest expense	6,244	(79,436)	(73,192)	16,018	(22,560)	(6,542)

Net interest income	$43,159	$3,872	$47,031	$15,410	$1,741	$17,151

*	Fully taxable-equivalent basis.

The increase or decrease due to a change in average volume has been determined by multiplying the change in average volume by the average rate during the preceding period, and the increase or decrease due to a change in average rate has been determined by multiplying the current average volume by the change in average rate.

Statement of Income

Net Interest Income

      The table on page 7 details the increase in earning assets, interest-bearing liabilities and demand deposits for the last three years, along with the related levels of fully taxable-equivalent interest income and expense. The variance in interest income and expense caused by differences in average balances and rates is shown on page 8.

      2002 was characterized by a continuation of the weak economy that began in mid-2001. In contrast to 2001, however, interest rates although trading down were relatively stable, marking a sustained period of low rates. Following several years of strong growth in the late 1990s, the economy entered a recessionary period in 2001, causing the Federal Reserve to lower interest rates 11 times in 2001 and once in 2002 in an effort to stimulate business activity. This dramatic reduction in interest rates helped to reduce the negative impact of the recession, but did not alleviate the strain of continued fears of terrorist activities and a potential war with Iraq on the economy. Demand for loans from commercial sources declined and zero- and low-rate automobile financing offered by auto manufacturers restricted growth from this traditional source of lending strength of First Virginia. The record low interest rate levels did persuade many businesses and consumers to refinance existing real estate loans, contributing to strength in the real estate sector.

      Since the cost of funds declined at a faster pace than the yield on earning assets, First Virginia benefited from this lower level of interest rates, and, as a result, the net interest margin increased four basis points to 4.91% in 2002, compared to a nine basis point decline in 2001. The corporation maintains a very liquid portfolio of both assets and liabilities to mitigate the risk inherent in changing rates. First Virginia is relatively unaffected by changes in interest rates since it attempts to balance its rate-sensitive assets and liabilities; however, the very low level of interest rates in effect at the end of 2002 makes it more difficult to reach the kind of spread between interest earning assets and interest bearing liabilities that the corporation historically achieves. Due to the stable and core nature of its deposit base, First Virginia will generally perform better in periods of higher rather than lower interest rates.

      First Virginia relies almost entirely on its branch network to supply it with a relatively low-cost source of funds, and it has no purchased funds and does not need to hedge its position with derivative securities of any kind. This has produced one of the highest net interest margins among the country’s largest banks on a consistent basis. A recent report by SunTrust Robinson Humphrey demonstrated that First Virginia has sustained the highest risk-adjusted net interest margin of the nation’s largest banks over the past ten years. A comparison of First Virginia’s net interest margin to its peer group of banks is illustrated in the graph on the previous page.

      The yield on earning assets declined 87 basis points during 2002 to 6.30%, while the cost of funds declined at a faster pace of 118 basis points to 1.83%. The yield on investment securities declined 75 basis points during 2002 to 5.12% as the dramatic decline in rates in 2001 began to impact securities maturing and reinvested in 2002. In addition, the weakness in new loan volume and an increase in deposits resulted in a growth in the investment portfolio of 38% at a time when interest rates are at historically low levels, further contributing to a decrease in the portfolio’s overall yield. Despite the decline in the general level of interest rates in 2001, the yield on the portfolio had actually increased six basis points to 5.87% in that year. The increase was the direct result of the corporation’s decision to increase the proportion of securities in tax-exempt municipal securities and U.S. Government agency securities, which generally have higher yields than the U.S. Government securities comprising much of the corporation’s investment portfolio in the past. The yield on short-term money market investments declined 225 basis points to 1.66% following a 238 basis point drop in 2001 when the short-term sector of the interest rate market reacted more dramatically to the reduction in interest rates engineered by the Federal Reserve. The yield on the loan portfolio declined 72 basis points to 7.18% led by a 98 basis point drop in yields on commercial loans, which tend to be for shorter durations with variable rates that float with changes in prime or other short-term indices. The 77 basis point decline in installment loan yields came primarily in the auto loan portfolio. A combination of competition from the auto manufacturers and the general decline in rates on shorter duration loans drove the sharp decline. The yield on real estate loans declined at a lesser pace of 46 basis points as longer-term rates did not drop as dramatically as short-term rates.

      The cost of funds in 2002 declined 118 basis points to 1.83% led by the 148 basis point decline in the cost of certificates of deposit and a 167 basis point decline in large denomination certificates of deposit. During 2002, the corporation was able to reprice its higher cost certificates of deposit as they matured throughout the year. In contrast, in 2001, despite the dramatic decline in interest rates, the cost of certificates of deposit actually increased 14 basis points as older, lower-cost certificates issued several years before matured and were replaced with relatively higher-cost certificates. The cost of other categories of funds also declined in 2002, although not as dramatically as the higher-cost certificates of deposit category. The corporation derives a large portion of its deposit funds from lower-cost areas such as interest checking, money market and consumer savings accounts, and there was a trend in 2002 for consumers to shorten maturity periods on investments and keep their funds more liquid. As a result, these areas grew while certificates of deposit declined; however, because of their relatively lower cost level, the decline in costs was less than for certificates of deposit. The cost of funds for interest checking accounts declined only 13 basis points to .24% in 2002 following a 22 basis point drop in 2001. This is in sharp contrast to the 525 basis point decline in the Federal Reserve discount rate over the same two-year period. Money market account costs dropped 118 basis points in 2002 to 1.55% compared to a 45 basis point drop in 2001, and the cost of savings accounts dropped 54 basis points following a 33 basis point decline in 2001. The cost of short-term borrowings, composed entirely of repurchase agreements and commercial paper with customers using First Virginia’s cash management services, declined 208 basis points in 2002 following a 241 basis point decline in 2001. These funds are priced based on the rates the corporation receives on its own short-term money market investments to produce a positive spread.

Provision for Loan Losses

      The provision for loan losses increased 47% in 2002 to $9.955 million after declining 28% to an eight-year low in 2001. Actual net loan charge-offs increased 17% in 2002 to $10.879 million after remaining unchanged in 2001 compared to 2000. Despite the slight increase in net charge-offs, overall asset quality was slightly better in 2002 compared to 2001. In 2001, the provision for loan losses was less than net charge-offs, the direct result of improving credit quality trends and a recent shift in the loan portfolio away from loans with a higher incidence of loss such as credit cards. Approximately 50% of the corporation’s loan portfolio is composed of high-quality indirect automobile loans, and the net charge-off rate on these loans has ranged between 20 and 23 basis points over the past four years, significantly lower than industry averages.

      The corporation has a lower risk exposure to charge-offs than many banks because most of its loans are made in small amounts to consumers and are generally well secured by assets such as automobiles or real estate. These loans also have regular monthly repayment schedules, and their average duration is substantially less than their stated lives. The balance of the corporation’s loans are made primarily to small- and medium-sized businesses in the corporation’s trade area and are well secured. The corporation has avoided the subprime segment of both the automobile and home equity loan markets. The corporation does not have any international, syndicated, national or highly leveraged credits, nor does it have any concentration of credit in any one industry that exposes the loan portfolio to adverse risk.

Noninterest Income

      Noninterest income declined 9% in 2002 to $137.224 million after increasing 27% in 2001. During 2001 and 2000, the corporation recognized $24.570 million and $4.232 million, respectively, in nonrecurring income items. If these items are excluded from income, noninterest income would have increased 9% in 2002 and 10% in 2001. There were no nonrecurring income items in 2002. First Virginia receives approximately 22% of its revenue from noninterest sources, primarily service charges on deposit accounts, electronic banking service fees and asset management fees.

      Income from service charges increased 6% in 2002 following increases of 12% in 2001 and 5% in 2000. Growth in fees from commercial accounts, internet banking and the corporation’s relationship products accounted for most of the increases in both 2002 and 2001. Commercial service charges grew 12% in 2002 following a 32% increase in 2001. This growth came from an increased customer base, an increase in fees from business deposit accounts for large customers with multiple locations, such as food stores, convenience stores and retailers, and businesses using the corporation’s cash management services. Internet banking fees continued to grow strongly, increasing 53% in 2002 after more than doubling in the prior year. The corporation has one of the most extensive business and consumer internet services available, giving customers the ability to manage all of their banking needs online. Service charges from the corporation’s relationship product, which encourages consumers to maintain all of their account relationships under one umbrella of linked accounts, increased 56% during 2002.

      Income from electronic banking services continued to increase at a rapid rate. Led by growth in the corporation’s VISA CheckCard, fee income from these sources increased 14% in 2002, 28% in 2001 and 19% in 2000.

      Income from trust and asset management services recovered slightly in 2002 with fees increasing 3% after declining 1% in 2001, following several years of double-digit growth. The decline in the stock market continued to impact asset values in customers’ accounts, the primary basis on which fees are calculated in this area.

      Insurance income increased 15% in both 2002 and 2001. The high level of activity in real estate has resulted in two years of excellent growth in commissions from the sale of title insurance, which rose 54% in 2002 and 76% in 2001. The corporation continues to have success in selling insurance to its business customers as part of its commitment to total relationship banking, and as a consequence, income from the sale of commercial insurance products increased 22% in 2002, following increases of 25% and 54% in the prior two years. The weakness in the stock market over the past three years has increased the commissions from the sale of annuity products, particularly fixed annuities, and income from this source increased 246% in 2002 following increases of 15% and 10% in the prior two years. Changes in regulations affecting credit insurance have virtually eliminated the sale of credit insurance on consumer debt and, as a consequence, income from this area declined 29% in 2002, a trend that is expected to continue.

      In 2001, there were two nonrecurring income items totaling $24.570 million compared to two nonrecurring items in 2000, which produced $4.232 million in income. There were no nonrecurring income items in 2002. In 2001, the corporation sold its banking affiliate serving the Knoxville, Tennessee, market and recorded a gain of $13.789 million and also recognized a gain of $10.781 million ($3.032 million included in securities gains mentioned below) upon the sale of its interest in Star Systems, Inc. to Concord EFS, Inc. The 2000 nonrecurring income was a result of the sale of six small and slower-growth banking offices in Virginia,

Maryland and Tennessee and the sale of the remainder of the corporation’s mortgage banking activities as it began offering mortgage loans only through its website.

      The corporation recognized gains of $516 thousand in 2002 and $4.547 million in 2001, primarily from the sale of equity securities. The corporation’s policy is to hold virtually all of its fixed-income securities to maturity, and it generally does not have income from this source except for some bonds called by the issuer prior to the maturity date.

Noninterest Expense

      First Virginia continued to maintain excellent control over the growth of noninterest expense. In 2002, noninterest expense increased only 1% following a 3% increase in 2001 and a 2% decrease in 2000. Excluding the increase in expense in 2001 from the corporation’s acquisition of James River Bankshares, expense in 2001 would also have increased at just a 1% rate. The efficiency ratio improved to 52.0% in 2002 compared to 55.4% in 2001 and 56.3% in 2000 and is 3.7% points better than the peer group average of 55.7%. The corporation considers this an excellent result considering its more extensive branch network. Although the network tends to increase costs, it also generates a large number of low-cost core deposits that give the corporation a significantly higher net interest margin than its peer group of banks.

      Salaries and employee benefits increased 5% during 2002 and 4% in 2001, driven primarily by increases in the costs of benefit plans. Employee health insurance increased 7% to $15.107 million following a 31% increase in 2001. Medical care costs nationwide are increasing at a rapid pace, and the corporation took a number of measures to reduce the impact of this inflation and still offer an attractive package for its employees. The continued decline in the stock market and lower interest rates combined to nearly triple the cost of the corporation’s qualified pension plan during 2002 to $1.862 million and will result in a probable increase in 2003 of approximately $4.521 million. Salaries expense increased only 2% in 2002 to $154.060 million as the corporation reduced the number of full-time-equivalent employees by 100 to 4,813 compared to the end of 2001. Continued gradual gains in efficiency and work flow resulting from the implementation of new technology, combined with the closure of the remainder of the corporation’s supermarket location branches, led to this improved productivity. The corporation has the lowest number of employees at the end of 2002 since 1993, despite a 60% increase in total assets.

      Occupancy and equipment expenses increased less than 1% during 2002 after advancing only 1% in 2001. The corporation has been able to contain these costs while still allowing for growth and maintaining its computer capabilities at the top of the technology curve.

      Amortization of intangibles declined 40% during 2002 to $8.847 million following a slight decline in 2001. During 2002, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the corporation ceased the amortization of goodwill, reducing amortization expense by $6.161 million. Under the standards of this statement, goodwill is evaluated at least annually for impairment rather than amortized. Based on the corporation’s evaluation, there was no impairment of goodwill in 2002.

      Other noninterest expenses increased 2% in 2002 and 3% in 2001 with most of those increases coming from the inclusion of expenses from the 2001 acquisition of James River Bankshares for the full year of 2002 and for six months in 2001. There were no significant changes in individual expense categories in 2002 or 2001.

Provision for Income Taxes

      Income tax expense increased 8% to $93.772 million compared to $86.605 million in 2001 consistent with an increase of 11% in pretax income. State income taxes were slightly higher than normal in 2001. Banks are not subject to state income tax in the state of Virginia; however, the parent company and its nonbanking subsidiaries pay state income taxes on their net income. The sale of the parent company’s former bank subsidiary and other equity securities increased the state income tax in 2001. The effective tax rate declined slightly to 33.8% from 34.5% in 2001, primarily as a result of the SFAS 142-related reduction in nondeductible goodwill and the decline in state income taxes to a more normal level in 2002.

Balance Sheet

      First Virginia’s loan portfolio is its primary earning asset, generating approximately 61% of the corporation’s total revenue. Nearly all earning assets are funded from deposits originated through the corporation’s network of banking offices or from capital. Other sources of funding include customer repurchase agreements and commercial paper originated from business customers who utilize the corporation’s cash management products, which are functionally equivalent to deposits. The corporation does not fund any of its earning assets from “purchased” deposits or other nondeposit funding sources, nor does it sell or securitize any of its earning assets. The corporation’s objective is to invest 70–85% of its total deposits and short-term borrowings in loans. In 2002, the loan to funding liabilities rate was 68%, a decline from the 74% funding rate in 2001 and the 77% funding rate in 2000. The decline in the funding rate in 2002 was due primarily to a 9% increase in deposits, which grew faster than average loans.

      The table below shows the average balances of the various categories of earning assets as a percentage of total earning assets for the years indicated.

	December 31

	2002	2001	2000	1999	1998

Loans	64.56%	69.67%	73.37%	71.43%	70.37%
Securities	30.64	24.36	22.31	24.97	23.12
Money market investments	4.49	5.75	4.06	3.23	6.04
Other earning assets	.31	.22	.26	.37	.47

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Loans

      Growth in average outstanding loans has been slow in the last two years, averaging 1% in both 2002 and 2001. Demand for consumer and commercial loans began to slow in late 2000 as the economy entered into the 2001 recession. This weakness was exacerbated in late 2001 by the terrorist events of September 11 and continued into 2002 as fears of a possible war with Iraq served to restrain new investment by businesses and dampen consumer spending. On the other hand, the lowest level in interest rates in nearly 40 years increased refinance and new loan activity for real estate related transactions, and loans in this area were up strongly in 2002. Overall, average loans increased $89.851 million to $6.510 billion during 2002 after advancing $41.062 million in 2001.

      The largest component of First Virginia’s loan portfolio is automobile-related loans, particularly loans originated through automobile dealerships. The corporation is a full service provider to the automobile dealership community and makes loans to consumers to finance their purchase of automobiles and loans to dealers to finance their inventory of automobiles and, to a lesser extent, their facilities, as well as serving their cash management, insurance and other financial needs. The corporation is one of the 25 largest automobile lenders in the nation. As the corporation has leveraged its historic expertise, the percentage of auto-related loans increased from 38% of the loan portfolio at the end of 1994, to approximately 50% at the end of 2002. First Virginia is committed to remaining a full financial-service provider to the automobile market, regardless of swings in the economic cycle, and it devotes its primary lending resources to this area.

      First Virginia concentrates on the highest quality automobile loans, primarily “A” and “B” credits. Most of these loans are made to consumers and are secured by new cars with a maximum term of 66 months. The corporation does not participate in the sub-prime or leasing markets. The loan portfolio’s high quality means net charge-offs are significantly below industry averages, and servicing and funding costs are among the lowest in the industry, giving the corporation a competitive advantage over less efficient producers. First Virginia uses an experienced loan reviewer in underwriting each loan in its local loan production offices and does not rely on credit-scoring models. This allows the corporation to give highly personal service and quick approval, generally in less than 16 minutes, to the dealer originating the loan. Once made, the loans are serviced centrally to ensure consistency and quality of collection at the lowest cost.

	December 31

	2002	2001	2000	1999	1998

Consumer
Automobile	$2,993,976	$3,156,680	$3,169,269	$3,214,659	$2,771,579
Home equity, fixed- and variable-rate	645,659	748,888	743,542	831,952	898,748
Revolving credit, including credit card	36,238	35,365	31,907	28,505	136,445
Other	129,469	160,697	170,482	184,930	210,080
Commercial	815,210	862,794	954,925	852,140	824,475
Construction and land development	113,800	158,575	181,575	151,776	121,338
Real estate
Commercial mortgage	713,330	619,356	432,053	409,590	401,330
Residential mortgage (excluding loans held for sale)	930,184	768,204	682,711	711,848	729,220

Total loans, net of unearned income	$6,377,866	$6,510,559	$6,366,464	$6,385,400	$6,093,215

      In an effort to stimulate sales, the auto manufacturers have been offering very favorable low-rate financing options to consumers on a broad range of their new car lines since the latter part of 2001. In addition, reduced demand for commercial and other types of loans has induced competitors to pursue automobile lending more aggressively than in the past. This has reduced the corporation’s ability to increase average loans in this area at yields that compensate the bank for the risk assumed, and the corporation has deliberately slowed the addition of loans in this area. To offset this weakness, the corporation is making a slightly higher proportion of its loans for used cars, primarily late model, low mileage vehicles in excellent condition. In addition, the corporation has extended its geographic reach and added automobile dealers in Florida and Ohio during 2002 as part of its planned, gradual expansion of indirect automobile lending. Year-end automobile loan balances declined 5% in 2002, following two years of smaller 1% declines. This is in contrast to the double-digit rate of increase in these loans in the late 1990s. The corporation has consolidated all of its automotive-related lending under one company, which permits it to maximize its service capabilities and take full advantage of the latest technology. It is consistently cited as one of the top banks for customer satisfaction for consumers and automobile dealers by J.D. Powers and Associates.

      The corporation also makes loans directly to dealers to finance their sales inventory (floor plan loans), which are fully secured by specific automobiles and subject to periodic inspection. Average floor plan loans declined 14% in 2002 after dropping 7% in 2001 as dealers continued to reduce their inventory of cars available for sale. The low-interest rate plans offered by the automobile manufacturers further lessened the demand for this type of loan.

      Home equity loans are the second largest component of the corporation’s consumer lending portfolio, comprising approximately 10% of outstanding loans at the end of 2002. Average loans in this area declined 2% in 2002 as consumers paid off balances and refinanced them at lower rates with new first-trust mortgage loans. Residential real estate loans, primarily fixed-rate loans with terms of 15 years, increased 21% at the end of 2002, following a 13% advance in 2001, as consumers took advantage of low interest rates. The corporation has made an effort to increase its share of loans in the home equity and consumer real estate categories and has several attractively priced programs offering fixed-rate loans for 15 years or less. Mortgage loans with terms greater than 20 years are available through First Virginia’s website but are immediately sold to an unaffiliated party. First Virginia pursues the highest quality home equity loans with low loan-to-value ratios, enabling it to show a nominal net charge-off rate. These loans are originated through the corporation’s banking office network.

      Average commercial loans, excluding construction loans, declined 8% in 2002 following 4% increases in both 2001 and 2000. Demand for new commercial loans was weak throughout 2002 as businesses scaled back their expansion plans waiting for more positive signs of economic recovery and a resolution of global tensions. The corporation has been emphasizing commercial loans during the last several years, stressing the relationship nature of its program, and it has been successful in cross-selling its cash management, insurance and asset management services. The corporation makes its loans to small- and medium-sized businesses in the communities served by its affiliate banks, including loans to government contractors, high-tech companies, hospitals, churches and country clubs. These loans are typically in amounts between $1 and $5 million. The corporation originates and retains all of its own loans to businesses headquartered within its market footprint and does not participate in loans with other organizations nor in nationally syndicated credits.

      Average construction loans declined 19% in 2002 and 2% in 2001 as customers completed their construction of new facilities and transferred their loans to commercial real estate loans with permanent financing. This category comprises only 2% of outstanding loans and is primarily for residential development projects or commercial office space built for the borrower’s own use, generally carrying floating or adjustable interest rates. The corporation does not make construction loans for speculative or unleased properties. Commercial real estate loans increased 15% in 2002 and 43% in 2001. The 2002 increase was primarily due to commercial loans made to the corporation’s business customers for owner-occupied properties, whereas the 2001 increase is largely attributable to the James River Bankshares acquisition.

Securities

      The corporation has historically classified virtually its entire securities portfolio as held to maturity because it has both the ability and the intention to hold these securities to their stated maturity. However, in the latter part of 2001 and in 2002, the corporation classified a greater proportion of newly purchased securities as available for sale to provide for additional liquidity in the event strong loan growth materialized. The total average investment portfolio increased 38% in 2002, as deposit growth exceeded loan growth. Securities available for sale increased 281% in 2002 while securities held to maturity declined by 1%. The corporation has constructed its portfolio in a “laddered” approach so an approximately equal amount matures each month.

This supplies liquidity to fund loan growth and provides for a natural hedge against changes in interest rates. The corporation does not invest in structured notes or other types of derivative securities.

	December 31

	2002	2001	2000

Available for sale
U.S. Government and its agencies	$611,541	$999,819	$99,275
Mortgage-backed securities of U.S. Government agencies	302,809	447,385	—
Other	11,349	10,584	11,714
Held to maturity
U.S. Government and its agencies	2,291,074	1,173,365	1,720,667
Mortgage-backed securities of U.S. Government agencies	244,199	94,214	16,707
State and municipal	287,692	370,175	315,745
Other	2,048	2,073	—

Total securities	$3,750,712	$3,097,615	$2,164,108

      The decline in interest rates in 2001 began to impact the securities portfolio in 2002 as securities purchased in earlier years began to mature and as U.S. Government agency securities subject to call provisions were called during the year. As a consequence, the yield on the portfolio declined 75 basis points to 5.12% after having increased six basis points in 2001 despite that year’s reduction in interest rate levels.

      The corporation places primary importance on safety and liquidity in its securities portfolio. Accordingly, the majority of the portfolio is invested in U.S. Government and agency securities with maximum lives of approximately five years. As the result of the rapid growth in the portfolio and the reinvestment of called U.S. Government agency securities, the 49-month average expected duration of these securities was greater than the more typical 25-month average expected duration at the end of 2000. Because of the callable nature of these securities, the actual duration of the portfolio will likely be less than 49 months.

      At December 31, 2002, U.S. Government and agency securities comprised 77% of the securities portfolio compared to 70% at the end of 2001. At the end of 2002, the corporation held $547.008 million in mortgage-backed securities of U.S. Government sponsored entities with average lives of less than five years. The remainder of the portfolio is invested primarily in taxable and tax-exempt municipal securities. Over the past several years, a greater proportion of new securities have been placed in U.S. Government agency securities and less in U.S. Treasury securities. This is due to the lower yields available on U.S. Treasury securities and their lack of availability in certain maturity ranges, a direct consequence of the reduction of the federal deficit and federal debt in the late 1990s. By the end of 2002, U.S. Treasury securities comprised less than 1% of the investment portfolio.

	Book	Average
	Value	Yield(1)

Available for sale
U.S. Government and its agencies:
One year or less	$42,500	4.45%
After five through ten years	569,041	4.27

Total U.S. Government and its agencies	611,541	4.28

Mortgage-backed securities of U.S. Government agencies:(2)
After one through five years	49,187	2.70
After five through ten years	107,735	4.55
After ten years	145,887	5.10

Total mortgage-backed securities of U.S. Government agencies	302,809	4.51

Total available for sale	$914,350	4.36%

Held to maturity
U.S. Government and its agencies:
One year or less	$395,433	1.35%
After one through five years	379,714	3.99
After five through ten years	1,515,927	4.24

Total U.S. Government and its agencies	2,291,074	3.70

Mortgage-backed securities of U.S. Government agencies:(2)
One year or less	359	4.62
After one through five years	849	6.12
After five through ten years	93,839	5.10
After ten years	149,152	5.88

Total mortgage-backed securities of U.S. Government agencies	244,199	5.58

State and municipal obligations:
One year or less	107,503	5.78
After one through five years	169,991	5.43
After five through ten years	9,640	6.72
After ten years	558	9.87

Total state and municipal obligations	287,692	5.61

Other securities:
After one through five years	2,048	5.88

Total held to maturity	$2,825,013	4.06%

(1)	Fully taxable-equivalent basis.

(2)	Based on contractual maturity.

Money Market Investments

      Money market investments, consisting primarily of federal funds sold and securities repurchase agreements, are generally governed by the size of normally anticipated deposit swings and loan demand. In 2002, average money market investments declined 15% to $452.527 million, following a 50% increase in 2001, as the corporation sought to reduce the percentage of this type of investment because of the extremely low interest rates in the short-term money markets. The increase in the prior year was a result of a reduced demand for loans and strong growth in deposits.

Deposits

     Average deposits increased 9% in 2002 to $8.874 billion following a 4% growth in 2001 and a 1% decline in 2000. Growth in deposits was strong throughout 2002 as the corporation continued to utilize its branch network and emphasize relationship banking. In addition, the third straight year of stock market declines reduced consumer and commercial confidence in equity-based investments. This increased the preference for more stable and secure vehicles such as bank deposits, despite the dramatic drop in interest rates that occurred in 2001. The corporation’s traditional emphasis on personal service and its reputation for safety and soundness typically attract deposits during periods of economic uncertainty. In mid-2001, the corporation acquired James River Bankshares with approximately $433 million in deposits, and in August, it sold its former affiliate in Knoxville, Tennessee, with approximately $136 million in deposits.

2002=$8,874

Average Deposits

(Millions of Dollars)

2001=$8,131

2000=$7,847

      The corporation offers a variety of accounts that appeal to different target groups. The FirstVantage Plus account, which offers an attractive array of features to the high-balance customer, has grown substantially in the past several years. Other accounts, appealing more to the typical mid-balance customer, provide relationship linkages that avoid service charges. The corporation’s extensive branch office network creates a strong retail focus, resulting in a higher percentage of customers’ maintaining balances in transaction accounts compared to other banks. Approximately 41% of the corporation’s average deposits were composed of demand and interest checking accounts, a much higher percentage than most banks. This mix permits the corporation to maintain one of the lowest cost of funds among the 50 largest banks in the country.

      Average demand deposits increased 14% during 2002 to $1.886 billion following growth of 4% in 2001. Most of this increase has come from commercial customers as the corporation continues to target this segment and increase its share of business coming from this source. Interest checking accounts increased 12% to $1.741 billion following a 4% increase in 2001, and the cost of funds from this source declined 13 basis points to .24%. Average money market accounts increased 38% in 2002 to $1.361 billion and grew 6% in 2001. The cost of these funds declined 118 basis points during 2002 to 1.55%. Because of its long-term strategy of increasing the proportion of funds it obtains from this lower-cost source of funds, the corporation has offered interest rates slightly higher than competing banks for the last two years. In addition, part of the growth in 2002 was a consequence of the low level of rates for alternative financial instruments and consumers’ desire to maintain liquidity in the event interest rates began to increase again. Savings accounts increased 8% in 2002 to $1.104 billion after declining slightly in 2001, reflecting consumers’ desire to increase liquidity and move financial assets away from equity-based investments. The cost of these funds declined 54 basis points to .64%.

      Interest rates on certificates of deposit declined 148 basis points during 2002 to an average cost of 3.60%. The Federal Reserve’s 11 rate decreases in 2001 began to impact the corporation’s cost of funds in this area in 2002 as certificates issued in prior years at higher rates began to mature and were renewed at significantly lower rates. While most of this downward repricing was in place by the end of 2002, the corporation will still see some further reduction in its cost of funds in the latter part of 2003 as certificates issued five years ago begin to mature and experience significantly lower repricing. However, the lower level of interest rates for certificates of deposit persuaded some customers to move funds to more liquid forms of deposit such as money market accounts and, as a consequence, average outstanding certificates declined 4% to $2.297 billion.

      Large denomination certificates of deposit declined 6% in 2002 to $484.420 million after increasing 10% in 2001 and 7% in 2000. The cost of funds in this category declined 167 basis points to 3.69% in 2002 after declining five basis points in 2001. Most of these deposits come from the corporation’s core consumer customers and a smaller amount from state and political jurisdictions that maintain other relationships with the corporation. The consumer certificates tend to mirror the rates of the regular certificates of deposit category. However, the state and political certificates are generally for much shorter average duration with rates that move more quickly in response to changes in interest rates. This group of certificates was primarily responsible for the decline in average balances in this category in 2002 as the corporation, not needing these types of funds, lessened its rates. The corporation does not purchase brokered deposits nor does it solicit deposits outside of its primary market areas.

      Maturity ranges for certificates of deposit with balances of $100,000 or more on December 31, 2002, were:

Maturity Ranges	Amount

One month or less	$76,012
After one through three months	54,249
After three through six months	70,124
After six through twelve months	157,183
Over twelve months	109,151

Total	$466,719

Other Interest-Bearing Liabilities

      Short-term borrowings consist primarily of securities sold by the affiliate banks with an agreement to repurchase them on the following business day and commercial paper issued by the parent company, primarily to commercial customers using the corporation’s cash management services. Average short-term borrowings from these sources increased by 5% in 2002 to $620.180 million following several years of 21% to 27% growth. The lower growth rate in 2002 was a result of extremely low interest rates in the short-term money markets, which encouraged customers to reduce the percentage of their funds held in these liquid investments. In prior years the large increases were a result of the corporation’s success in increasing the number of commercial customers utilizing its sophisticated cash management services, including Treasury Workstation for larger businesses and Business Express, an internet product introduced in 2000 for small- and medium-sized businesses. The corporation does not borrow from other banks or debt markets.

      Long-term debt consists of capitalized lease obligations on branch office facilities that are not subject to prepayment. In addition, long-term debt at December 31, 2002, includes $13 million in advances from the Federal Home Loan Bank incurred by James River Bankshares prior to its affiliation with First Virginia. Normally, the corporation does not borrow from the Federal Home Loan Bank although it is eligible to do so.

Shareholders’ Equity

      First Virginia has historically been one of the most highly capitalized banking companies in the nation, a reflection of its principles of safety, profitability and growth, in that order, and it maintains a capital position significantly higher than its peer group of banks. The ratio of total capital to total assets increased to 11.03%

compared to 10.85% at the end of 2001. The increase in the equity to asset ratio in 2002 and 2001 was a consequence of the retention of a greater amount of income. The corporation distributes its net income to shareholders through the payment of cash dividends and through the repurchase of its own shares in the open market. In 2002, the corporation increased its dividend twice during the year for the 21st consecutive year and declared dividends of $1.0933 per share, a 5% increase over the $1.04 declared in 2001, which represented 43% of net income. Book value per share increased 9% during 2002 to $17.46 compared to a 12% increase in 2001.

      During 2002, the corporation purchased 1,003,850 shares of its stock at a total cost of $36.189 million compared to 748,500 shares in 2001 and 4,611,300 shares in 2000. Since 1993, the corporation has purchased an average of 2.404 million shares of stock each year and intends to purchase additional shares as market conditions dictate. The corporation’s Board of Directors approved a nine-million-share repurchase program in 1999, and there were 1.435 million shares authorized for repurchase at the end of 2002.

      First Virginia’s subsidiary banks are required to comply with capital adequacy standards established by the Federal Reserve and the FDIC. Because of the high level of capital and the conservative nature of its assets, the corporation exceeded the additional regulatory risk-based capital requirements by wide margins. The Tier 1 risk-based capital ratio increased 141 basis points to 14.99% after increasing 138 basis points in 2001 to 13.58%. This increase in the risk-based ratio was due in part to an increase in the level of capital beyond that needed to pay dividends and repurchase stock of the corporation and by a reduction in the level of risk-based assets as assets shifted from more heavily weighted loans to lower weighted investment securities. The Total capital ratio increased 142 basis points in 2002 to 16.01% for the same reasons. Each of the corporation’s individual banks maintains capital ratios well in excess of regulatory minimums, and all qualify as “well capitalized” banks, allowing them the lowest FDIC premium rate and freedom to operate without restrictions from regulatory bodies.

Asset Quality

      The corporation has a number of policies, reviewed regularly by senior management, to ensure that the risk in lending and investment activities is minimal, while the profit is consistent with the exposure to risk. Each affiliate bank’s internal loan monitoring system also provides a detailed monthly report of production, delinquencies, and nonperforming and potential problem loans. This careful monitoring has resulted in a consistent record of low delinquencies and charge-offs, as well as few nonperforming loans in relation to the entire loan portfolio.

      The corporation has no foreign, nationally syndicated or highly leveraged transaction loans, and loans are only made within the trade areas of the affiliated banks or in adjacent states where the corporation maintains loan production offices generating high quality consumer installment loans. Loans are generally not participated with nor purchased from banks outside of the First Virginia affiliated group. In addition, participations between banks within the First Virginia group must first be shared with the corporation’s lead bank, where a second comprehensive loan review is performed. Approximately 74% of the corporation’s loans are made to consumers and are normally secured by personal or real property.

      First Virginia has no significant concentrations of credit to a single industry or borrower, and its loans are spread throughout its market area. The corporation’s legal lending limit to any one borrower is approximately $111 million; however, it generally limits its loans to any one borrower and related interests to $15 million. In special cases, the corporation may exceed its internal guideline.

      One of the corporation’s specialty loan areas is the automobile finance area, and loans are made to consumers, both directly through the corporation’s branch network and indirectly through automobile dealerships. Roughly half of the total loan portfolio is comprised of consumer automobile loans, but because loan amounts are relatively small and spread across many individual borrowers, the risk of any major charge-offs is minimized. The corporation’s automobile loans consist primarily of the highest quality loans, commonly referred to in the industry as “A” and “B” quality loans. These loans contain substantially fewer risk characteristics than lower quality “C” and “D” subprime loans and have lower delinquencies, charge-offs and collection costs. During periods of economic weakness, subprime loan categories generally have much higher delinquencies and charge-offs, while the high-quality loans the corporation specializes in experience only modestly higher delinquencies and charge-offs. The corporation also makes loans directly to high-quality automobile dealers to finance their inventories.

Nonperforming Assets

      After dropping 15% in 2001, nonperforming assets declined 31% in 2002 to a record low of .20% of outstanding loans at year-end. Total nonperforming assets were $12.665 million at the end of 2002 compared to $18.484 million or .28% of outstanding loans at the end of 2001, a continuation of a long-term downward trend begun in the early 1990s. First Virginia’s ratio of nonperforming assets has consistently been much lower than the average for similar sized banks in the corporation’s national and regional peer groups. There were no concentrations of foreclosed real estate or nonaccruing loans in any specific geographic location or type of property, and the majority of nonperforming assets were comprised of smaller-balance loans to consumers.

      The table below shows total nonperforming assets at the end of each of the past five years. Experience has shown that actual losses on nonperforming assets are only a small percentage of such assets. The corporation expects to recover virtually all of its nonperforming assets, many with full interest.

	December 31

	2002	2001	2000	1999	1998

Nonaccruing loans	$10,683	$15,576	$14,954	$14,507	$14,654
Restructured loans	496	912	1,814	1,829	2,441
Properties acquired by foreclosure	1,486	1,996	5,096	3,503	4,695

Total	$12,665	$18,484	$21,864	$19,839	$21,790

Percentage of total loans and foreclosed real estate	.20%	.28%	.34%	.31%	.36%
Loans 90 days past due and still accruing interest	$10,105	$14,365	$11,111	$12,401	$17,162
Percentage of total loans	.16%	.22%	.17%	.19%	.29%

      Loans past due 90 days or more and still accruing interest decreased 30% at December 31, 2002, to $10.105 million and comprise only .16% of outstanding loans compared to a 29% increase to $14.365 million or .22% of outstanding loans in 2001. The corporation’s delinquency ratio is significantly below industry averages, reflecting the high overall quality of its loan portfolio.

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

      Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. At the end of 2002, loans of this type that are not included in the table of nonperforming and past due loans on this page amounted to approximately $33.935 million compared to $42.816 million at the end of the prior year. The majority of these loans represent commercial or property-related loans. Depending on changes in the economy and other unforeseen events, these loans and others not presently identified as problem loans could be reclassified as nonperforming or impaired loans in the future.

Allowance for Loan Losses

      The allowance for loan losses is maintained at a level that represents management’s best estimate of credit losses for specifically identified loans as well as losses inherent in the remainder of the loan portfolio. The provision for loan losses is the periodic cost of maintaining an appropriate allowance. At December 31, 2002, the allowance for loan losses was $71.013 million representing 1.11% of total loans outstanding, up slightly compared to the allowance at the end of 2001 of 1.10%. Net charge-offs increased to .17% of average loans during 2002, compared to .14% during 2001 and 2000. The primary reason for this increase in overall net charge-offs was a three basis point increase in net charge-offs of indirect automobile loans to .23%. Although the indirect automobile rate was up from .20% in both 2001 and 2000, it was still slightly below the five-year average of .24%. Other consumer loan net charge-offs increased eight basis points to ..34% of average consumer loans after a 12 basis point increase in 2001, but it is still significantly below peer group averages. There was a modest net recovery in real estate loans, and commercial loans had a four basis point increase to .06%, in line with the five-year average in this category. An analysis of the activity in the allowance for loan losses for each of the last five years is presented in the table on page 24.

      The allowance for loan losses is composed of three elements: a general allowance based on historical loan loss experience and current trends, a specific allowance established on designated loans, and an unallocated allowance based on general economic conditions and other risk factors in the corporation’s individual markets. The general allowance is the largest component of the total allowance and is determined by the mix of loan products within the overall loan portfolio, an internal loan grading process and associated allowance factors. These factors are reviewed and updated periodically to reflect current charge-off and credit quality trends and specific risks associated with each loan category.

	December 31

	2002	2001	2000	1999	1998

Balance at beginning of year	$71,937	$70,300	$70,119	$70,312	$68,064
Provision charged to operating expense	9,955	6,755	9,428	14,190	20,800
Increase attributable to acquisitions	—	5,479	—	—	679
Decrease attributable to divestiture	—	(1,331)	—	—	—
Reserve on loans sold	—	—	—	(4,323)	—

Total balance before charge-offs	81,892	81,203	79,547	80,179	89,543

Charge-offs
Indirect automobile	9,045	8,041	7,894	8,654	9,743
Other consumer (including credit card)	4,985	4,235	3,241	4,663	13,238
Real estate	173	445	518	188	215
Commercial	700	1,140	1,138	679	384

Total charge-offs	14,903	13,861	12,791	14,184	23,580

Recoveries
Indirect automobile	2,080	2,146	1,938	2,145	2,034
Other consumer (including credit card)	1,563	1,386	1,521	1,891	2,198
Real estate	235	104	28	29	47
Commercial	146	959	57	59	70

Total recoveries	4,024	4,595	3,544	4,124	4,349

Net charge-offs	10,879	9,266	9,247	10,060	19,231

Balance at end of year	$71,013	$71,937	$70,300	$70,119	$70,312

Net loan losses to average loans
Indirect automobile	.23%	.20%	.20%	.23%	.32%
Other consumer (including credit card)	.34	.26	.14	.21	.69
Real estate	—	.03	.04	.01	.02
Commercial	.06	.02	.10	.06	.03
Total loans	.17	.14	.14	.16	.32
Allowance for loan losses to year-end loans	1.11%	1.10%	1.10%	1.10%	1.15%

      The consumer loan portfolio is separated by loan type, and each type is treated as a homogeneous pool. Specific consumer pools include indirect installment loans, direct installment loans, revolving credit and residential mortgages. A general allowance is allocated to each of these pools based upon historical trends in charge-off rates, current delinquency ratios and loan characteristics. Consumer loans tend to be for relatively short durations of three to seven years and have fairly consistent charge-off experience. A general allowance is also allocated to a portion of the commercial loan portfolio. Each commercial and commercial real estate loan is assigned a risk rating by the loan officer based on established credit policy guidelines. These risk ratings are periodically reviewed, and all ratings are subject to independent review. Loans receiving a risk rating of average or above are aggregated and assigned an allocation percentage, which when multiplied by the dollar amount of loans results in a general allowance for these loans. The allocation percentage is based upon historical loss rates adjusted for current conditions.

      Loans receiving a below average rating, excluding nonperforming loans in excess of $25 thousand, are assigned a specific allowance based upon the level of classification. Each nonperforming loan in excess of $25 thousand is reviewed and a specific allowance established. The amount of specific allowance assigned is based upon an assessment of probable sources of repayment including cash flow, collateral value, and the capacity of guarantors, if any.

      The unallocated allowance comprised 6% of the total allowance as of December 31, 2002, unchanged from the end of 2001. This portion of the allowance is based on management’s evaluation of various conditions that are not directly measured by any other component. The evaluation includes, but is not limited to, general economic trends, business conditions affecting key lending areas, changes in credit quality, collateral values, loan volumes, concentrations of credit risk, results of internal credit reviews and regulatory examinations. The amount of reserves allocated to the major loan categories is indicated in the following table:

	2002		2001

	Percent		Percent
	of	Allowance	of	Allowance
	Loans	Allocation	Loans	Allocation

Consumer
Indirect installment	45%	$28,709	46%	$29,469
Direct installment	10	8,539	13	10,143
Revolving credit	1	7,247	1	7,073
Commercial	13	11,436	13	10,407
Construction and land development	2	439	2	694
Real estate
Commercial mortgage	11	6,321	10	5,961
Residential mortgage	18	4,085	15	3,515
Unallocated	—	4,237	—	4,675

Total allowance for loan losses	100%	$71,013	100%	$71,937

Liquidity and Sensitivity to Interest Rates

      The primary functions of asset/liability management are to ensure adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities. Interest-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Liquidity management involves the ability to meet the cash flow requirements of the corporation’s loan and deposit customers. Interest-rate-sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The corporation does not hedge its position with swaps, options or futures but instead maintains a highly liquid and short-term position in substantially all of its earning assets and interest-bearing liabilities.

      One of the primary ways the corporation meets its liquidity needs is by scheduling the maturity of its securities so that an approximately equal amount will mature each month. The weighted-average expected duration of the securities portfolio at the end of 2002 was 49 months, compared to 55 months at the end of 2001. Because the corporation views its securities portfolio primarily as a source of liquidity and safety, it does not necessarily react to changes in the yield curve in an attempt to enhance its yield. Accordingly, the average life of the portfolio is typically between two and three years as the corporation maintains a constant approach to its portfolio and invests primarily in U.S. Government and agency securities with a life generally no greater than five years. Due to the growth in deposits over the past two years and the weakness in loans, the securities portfolio has grown rapidly to absorb excess liquidity. This has resulted in an extension in the average life of the portfolio; however, this is expected to shorten as the portfolio matures and loans resume a more normal growth pattern. Municipal securities are also generally limited to lives of no more than five years, but availability and other factors mean they are occasionally purchased in serial issues with longer lives.

      A cash reserve consisting primarily of overnight investments is also maintained by the parent company to meet any contingencies and to provide additional capital, if needed, to the affiliate banks.

      Most of the corporation’s loans are fixed-rate installment loans to consumers and mortgage loans with maturities longer than the deposits by which they are funded. A degree of interest-rate risk is incurred if the interest rate on deposits should rise before the loans mature. However, the substantial liquidity provided by the monthly repayments on these loans can be reinvested at higher rates that largely reduce the interest-rate risk. Home equity lines of credit have adjustable rates that are tied to the prime rate. The majority of the loans not in the installment or mortgage categories have maturities of less than five years or have floating rates that may be adjusted periodically to reflect current market rates. These loans are summarized in the table below.

		Between
	One Year	One and	After Five
Maturity ranges and interest-rate sensitivity	or Less	Five Years	Years	Total

Commercial	$286,266	$310,204	$218,740	$815,210
Construction and land development	33,608	75,291	4,901	113,800

Total	$319,874	$385,495	$223,641	$929,010

Fixed-rate loans		$333,277	$162,447	$495,724
Floating-rate loans		52,218	61,194	113,412

Total		$385,495	$223,641	$609,136

      First Virginia’s Asset/ Liability Committee is responsible for reviewing the corporation’s liquidity requirements and maximizing the corporation’s net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Liquidity requirements are reviewed in detail for each of the corporation’s affiliate banks; however, overall asset/liability management is performed on a consolidated basis to achieve a consistent and coordinated approach.

      One of the tools the corporation uses to determine its interest-rate risk is gap analysis. Gap analysis attempts to examine the volume of interest-rate-sensitive assets minus interest-rate-sensitive liabilities. The difference between the two is the interest-sensitivity gap, and it indicates how future changes in interest rates may affect net interest income. Regardless of whether interest rates are expected to increase or decrease, the objective is to maintain a gap position that will minimize any changes in net interest income. A negative gap exists when more interest-sensitive liabilities mature within a certain time period than interest-sensitive assets. Under this scenario, if interest rates were to increase it would tend to reduce net interest income.

      The table on the next page shows the corporation’s interest-sensitivity position at December 31, 2002. The corporation was liability sensitive in the short term (under six months) by approximately 35% of earning assets, which declines to 33% in 12 months. Technically, the corporation may reprice interest checking, savings and insured money market accounts at any time and, accordingly, they have been classified in the 1-30 day sensitivity category. However, the degree and frequency of movement are more limited in practice, and they are much less sensitive than contractually possible.

					Beyond One
	1-30 Day	1-90 Day	1-180 Day	1-365 Day	Year or
	Sensitivity	Sensitivity	Sensitivity	Sensitivity	Nonsensitive	Total

Earning assets
Loans, net of unearned income	$667,511	$1,085,480	$1,635,816	$2,666,895	$3,710,971	$6,377,866
Securities	432,772	501,954	597,570	740,433	3,010,279	3,750,712
Money market investments	210,339	210,339	210,339	210,339	—	210,339
Other earning assets	—	—	—	—	36,383	36,383

Total earning assets	1,310,622	1,797,773	2,443,725	3,617,667	6,757,633	10,375,300

Funding sources
Noninterest-bearing demand deposits	—	—	—	—	2,064,033	2,064,033
Interest checking	1,878,680	1,878,680	1,878,680	1,878,680	—	1,878,680
Money market	1,468,356	1,468,356	1,468,356	1,468,356	—	1,468,356
Savings	1,126,497	1,126,497	1,126,497	1,126,497	—	1,126,497
Consumer certificates of deposit	201,656	426,529	817,351	1,588,090	618,116	2,206,206
Large denomination certificates of deposit	76,012	130,261	200,385	357,568	109,151	466,719
Short-term borrowings	617,589	617,589	617,589	617,589	—	617,589
Long-term debt	5,000	5,000	5,000	5,000	8,488	13,488
Other funding sources	—	—	—	—	533,732	533,732

Total funding sources	5,373,790	5,652,912	6,113,858	7,041,780	3,333,520	10,375,300

Interest-sensitivity gap	$(4,063,168)	$(3,855,139)	$(3,670,133)	$(3,424,113)	$3,424,113	$—

Interest-sensitivity gap as a percentage of earning assets	(39.16)%	(37.16)%	(35.37)%	(33.00)%	33.00%	0.00%
Ratio of interest-sensitive assets to interest-sensitive liabilities	0.24x	0.32x	0.40x	0.51x	2.02x	1.00x

      First Virginia also uses simulation analysis to monitor and manage interest-rate sensitivity. Under this analysis, changes in interest rates and volumes are used to test the sensitivity of First Virginia’s net interest income. Simulation analysis uses a more dynamic version of the information shown in the table above and includes adjustments for the expected timing and magnitude of changes in assets and liabilities. These adjustments take into account that interest rates on individual asset and liability categories may change at a different pace from their contractual rate. A large part of First Virginia’s loans and deposits come from its retail base, and they do not automatically reprice on a contractual basis in reaction to changes in interest rates. While First Virginia’s liability sensitivity in the short term indicates that an increase in interest rates may negatively affect short-term net interest income, management would likely take actions to minimize its exposure to negative results and within a relatively short period of time make adjustments so that net interest income would not be materially impacted. For example, the corporation’s net interest margin has averaged 5.10% over the past ten years and has exceeded 4.87% every year since 1978, despite wide changes in interest rates. After declining by 475 basis points in 2001, short-term interest rates remained relatively stable during 2002. The corporation benefited from the more rapid downward repricing in deposits during 2002, particularly certificates of deposit. As a consequence, the net interest margin rose four basis points to 4.91% in 2002, after declining nine basis points in 2001. During 2003, assuming no significant upward movement in interest rates, the net interest margin will more than likely decline as securities and loans mature and are repriced downward.

      Using shock analysis of a hypothetical, immediate increase in all interest rates of 200 basis points, and comparing that to the anticipated interest-rate environment over the next 12 months, indicates that net interest income would decrease by 15%, while an immediate and hypothetical decrease in rates of 200 basis points would decrease net interest income by 10%. Such an immediate change in all rates would be highly unlikely in management’s opinion. The corporation’s dynamic simulation modeling takes into account the effects such changes may have on overall economic activity, the reaction of individual categories of assets and liabilities, and the impact that different management actions may have on net interest income. Accordingly, First Virginia has not experienced the volatility its interest-sensitive gap position or shock analysis may indicate.

      Over time, or under stable interest rate conditions, net interest income will tend to be greater at higher interest rate levels. This is due to the large proportion of low-cost core deposits such as demand, interest checking, savings and money market accounts, comprising the corporation’s funding sources, which can be invested in relatively higher-yielding loans and investments.

Critical Accounting Policies

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

      The single most critical accounting policy involves the determination of the allowance for loan losses, which reflects management’s best estimate of losses from the inability of the corporation’s borrowers to make their required loan payments. If the financial condition of the corporation’s borrowers were to deteriorate, resulting in their inability to repay the corporation, the corporation’s estimates would be reviewed and an additional provision for loan losses may be required. A more detailed discussion of the estimates and methodology used for determining the allowance for loan losses is found beginning on page 22.

New Financial Accounting Standards

      During 2002, the Financial Accounting Standards Board issued four new accounting pronouncements that are briefly described below. These new pronouncements have had no impact on the corporation’s financial results nor are they expected to have a material impact.

      Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145), was issued in April 2002. This statement affects the accounting for the extinguishment of long-term debt and eliminates an inconsistency between the required accounting for sale-leaseback transactions. In addition, SFAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions.

      Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), was issued in June 2002. It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (EITF 94-3). Unlike EITF 94-3, SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when that liability is incurred rather than at the date of an entity’s commitment to an exit plan.

      Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions” (SFAS 147), was issued in October 2002 and amends existing authoritative pronouncements. SFAS 147 requires that acquisitions of financial institutions be accounted for in accordance with Statement of Financial

Accounting Standards No. 141, “Business Combinations”, and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

      Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” was issued in December 2002. It amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS 123), to provide alternative methods of transition for an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decision with respect to stock-based employee compensation.

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

Quarterly Results

      The results of operations for the first three quarters of 2002 have been analyzed in quarterly reports to shareholders. The results of operations for each of the quarters during the two years ended December 31, 2002, are summarized in the table on the next page. The results of operations for the fourth quarter are highlighted below.

      For the fourth quarter of 2002, First Virginia’s earnings per share increased 20% to $.67 or $47.851 million compared to $.56 or $40.284 million earned in the 2001 fourth quarter. The return on average assets was 1.73% compared to 1.54% in the prior year’s fourth quarter, and the return on average shareholders’ equity was 15.34% compared to 13.96%.

      Average loans declined in the fourth quarter of 2002 by 2% to $6.433 billion compared to the prior year’s fourth quarter of $6.548 billion and were down 1% compared to the third quarter of 2002. Real estate loan activity increased at a strong 18% annualized pace from the third quarter as consumers and businesses took advantage of some of the lowest rates in 40 years. However, this was not enough to offset the impact of a sluggish economy and the zero-interest loans offered by auto manufacturers, which resulted in a 13% decline in average consumer installment loans, a 12% decline in business loans and an overall decline in fourth quarter average loans. Average deposits increased 7% over the prior year’s fourth quarter to $9.054 billion and at a 5% annualized rate over the third quarter. The strongest growth occurred in the corporation’s lower-cost core deposit areas with average demand deposits increasing 13%, interest checking 11% and money market accounts 33% compared to the prior year. Total assets reached a new high at December 31, 2002, of $11.228 billion compared to $10.623 billion at the end of 2001.

      The sustained low level of interest rates and lack of loan demand reduced the corporation’s fourth quarter net interest margin to 4.75% compared to 4.90% in the third quarter of 2002 and 4.91% in the fourth quarter of 2001. The corporation expects a continued slight decline in the net interest margin in 2003 before a growing economy is expected to stimulate loan demand.

      Noninterest income increased 9% to $36.267 million in the fourth quarter compared to $33.293 million in the prior year’s fourth quarter and the $34.079 million recorded in the third quarter. Service charges on deposit accounts increased 3% compared to the prior year’s fourth quarter, driven by a 17% increase in service charge income from commercial accounts and a 39% increase in fees from internet-based banking for consumers and small-to medium-sized businesses. Fee income from electronic banking services increased 11% compared to the prior year’s fourth quarter, a direct result of increased sales and usage of the corporation’s debit card product. Income from the sales of insurance products in the fourth quarter declined 13% compared to the prior year, the result of new regulations that virtually eliminated the sale of credit insurance on consumer debt and will decrease the profitability of this area in the future. However, the corporation experienced strong growth in insurance agency income, which advanced at a 53% rate during the year. During the quarter, the corporation recognized a gain of $516 thousand from the sale of some equity securities.

      The corporation continued to exercise its historic strong control over noninterest expense, and total expense declined 5% to $83.275 million compared to the prior year’s fourth quarter and was down from the $84.671 million in the third quarter of 2002. There were no significant changes in quarterly individual expense categories in 2002 or in comparison to the prior year’s fourth quarter, other than the elimination of $6.161 million in amortization expense because of new accounting rules for goodwill. The corporation achieved a new low in its efficiency ratio in the fourth quarter of 51.0% compared to 51.7% in the prior quarter and 54.6% in the fourth quarter of 2001.

      At December 31, 2002, nonperforming assets declined 12% to $12.665 million compared to the previous record low achieved at the end of the third quarter of $14.409 million and were down 31% compared to the $18.484 million at the end of 2001. This decline resulted in a new record low of .20% in nonperforming assets as a percentage of outstanding loans compared to .22% at the end of the third quarter and .28% at December 31, 2001. Loans past due 90 days or more dropped 30% to $10.105 million or ..16% of loans at December 31, 2002, compared to $14.365 million or .22% of loans at the end of the prior year. Net charge-offs increased to $3.134 million or .19% in the fourth quarter compared to $2.277 million or .14% in the third quarter as the corporation, concerned over potential declines in used car prices, intentionally reduced its inventory of repossessed automobiles. At December 31, 2002, the allowance for loan losses of 1.11% of outstanding loans was unchanged from the end of the prior quarter and covered net charge-offs 6.5 times. The provision for loan loss expense declined 8% during the fourth quarter of 2002 to $1.885 million compared to the prior year’s fourth quarter.

	2002 Quarter Ended				2001 Quarter Ended

	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

Condensed Statements of Income
Interest and fees on loans	$111,648	$116,342	$118,317	$118,364	$124,348	$129,814	$123,586	$126,245
Income from securities	36,157	36,776	41,116	39,481	36,880	32,095	29,750	28,585
Other interest income	2,668	3,199	1,756	1,602	2,588	6,177	6,951	6,304

Total interest income	150,473	156,317	161,189	159,447	163,816	168,086	160,287	161,134

Interest on deposits	27,791	31,094	34,878	39,182	44,322	50,263	49,291	50,466
Interest on borrowed funds	1,365	1,759	1,747	1,761	2,557	4,538	4,925	6,407

Total interest expense	29,156	32,853	36,625	40,943	46,879	54,801	54,216	56,873

Net interest income	121,317	123,464	124,564	118,504	116,937	113,285	106,071	104,261
Provision for loan losses	1,885	1,194	3,359	3,517	2,046	1,708	2,138	863
Noninterest income	36,267	34,079	33,633	33,245	33,293	45,005	32,973	38,726
Noninterest expense	83,275	84,671	84,708	84,755	87,366	85,062	80,205	80,107
Provision for income taxes	24,573	24,377	23,564	21,258	20,534	25,000	19,316	21,755

Net income	$47,851	$47,301	$46,566	$42,219	$40,284	$46,520	$37,385	$40,262

Net income per share
Basic	$.67	$.66	$.65	$.59	$.56	$.64	$.54	$.58
Diluted	.67	.66	.64	.59	.56	.64	.54	.58

Average Quarterly Balances (in millions)
Securities	$3,263	$3,000	$3,123	$2,974	$2,684	$2,243	$2,061	$1,985
Loans	6,433	6,515	6,588	6,506	6,548	6,592	6,245	6,292
Total earning assets	10,318	10,176	10,054	9,783	9,672	9,514	8,930	8,733
Total assets	11,089	10,939	10,847	10,584	10,473	10,307	9,643	9,448

Demand deposits	1,985	1,915	1,871	1,772	1,754	1,707	1,617	1,553
Interest-bearing deposits	7,069	7,026	7,003	6,850	6,725	6,658	6,290	6,209
Total deposits	9,054	8,941	8,874	8,622	8,479	8,365	7,907	7,762
Total shareholders’ equity	1,248	1,228	1,190	1,167	1,154	1,145	1,028	1,005

Key Ratios
Yield on earning assets	5.87%	6.19%	6.50%	6.66%	6.83%	7.12%	7.27%	7.52%
Cost of funds	1.50	1.70	1.92	2.22	2.52	2.98	3.18	3.42
Net interest margin	4.75	4.90	5.04	4.96	4.91	4.83	4.84	4.88

Return on average assets	1.73	1.73	1.72	1.60	1.54	1.81	1.55	1.70
Return on average equity	15.34	15.41	15.65	14.47	13.96	16.25	14.54	16.03

Item 8	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	December 31

	2002	2001

	(In thousands,
	except per share data)
Assets
Cash and due from banks	$370,387	$386,171
Money market investments	210,339	95,808

Total cash and cash equivalents — Note 4	580,726	481,979

Securities — available for sale	925,699	1,457,788
Securities — held to maturity (fair values — $2,863,619 — 2002 and $1,658,922 — 2001)	2,825,013	1,639,827

Total securities — Note 5	3,750,712	3,097,615

Loans, net of unearned income — Note 6	6,377,866	6,510,559
Allowance for loan losses — Note 7	(71,013)	(71,937)

Net loans	6,306,853	6,438,622

Other earning assets	36,383	26,872
Premises and equipment — Note 8	147,894	153,505
Intangible assets — Note 9	190,279	199,948
Accrued income and other assets	214,740	224,486

Total assets	$11,227,587	$10,623,027

Liabilities
Deposits
Noninterest-bearing	$2,064,033	$1,831,324
Interest-bearing
Interest checking	1,878,680	1,711,885
Money market	1,468,356	1,132,998
Savings	1,126,497	1,048,577
Consumer certificates of deposit	2,206,206	2,418,890
Large denomination certificates of deposit	466,719	505,962

Total deposits	9,210,491	8,649,636

Short-term borrowings — Note 10	617,589	639,351
Long-term debt — Note 11	13,488	19,526
Accrued interest and other liabilities	147,674	162,028

Total liabilities	9,989,242	9,470,541

Shareholders’ Equity
Preferred stock, $10 par value (authorized 3,000 shares; outstanding 38 shares — 2002 and 42 shares — 2001) — Note 12	381	421
Common stock, $1 par value (authorized 175,000 shares; outstanding 70,899 shares — 2002 and 71,740 shares — 2001) — Note 12	70,899	71,740
Capital surplus	19,406	51,046
Retained earnings	1,141,923	1,036,257
Accumulated other comprehensive income (loss)	5,736	(6,978)

Total shareholders’ equity	1,238,345	1,152,486

Total liabilities and shareholders’ equity	$11,227,587	$10,623,027

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31

	2002	2001	2000

	(In thousands,
	except per share data)
Interest income
Loans	$464,671	$503,993	$511,316
Securities — available for sale	57,915	16,007	5,967
Securities — held to maturity	95,615	111,303	102,717
Money market investments	7,523	20,694	22,195
Other earning assets	1,702	1,326	1,611

Total interest income	627,426	653,323	643,806

Interest expense
Deposits	132,945	194,342	194,023
Short-term borrowings	5,837	17,806	25,122
Long-term debt	795	621	166

Total interest expense	139,577	212,769	219,311

Net interest income	487,849	440,554	424,495
Provision for loan losses — Note 7	9,955	6,755	9,428

Net interest income after provision for loan losses	477,894	433,799	415,067

Noninterest income
Service charges on deposit accounts	70,470	66,796	59,408
Electronic banking service fees	20,063	17,619	13,746
Trust and asset management fees	13,230	12,878	13,069
Insurance premiums and commissions	8,859	7,703	6,674
Other	24,086	18,916	20,703
Nonrecurring income — Note 13	—	21,538	4,232
Securities gains — Note 5	516	4,547	198

Total noninterest income	137,224	149,997	118,030

Noninterest expense
Salaries and employee benefits — Notes 14 and 15	203,160	194,376	186,213
Occupancy	27,651	26,890	26,405
Equipment	32,889	33,140	32,784
Amortization of intangibles	8,847	14,836	14,974
Other	64,862	63,498	61,769

Total noninterest expense	337,409	332,740	322,145

Income before income taxes	277,709	251,056	210,952
Provision for income taxes — Note 16	93,772	86,605	68,921

Net income	$183,937	$164,451	$142,031

Net income per share of common stock — Note 17
Basic	$2.57	$2.33	$2.01
Diluted	2.55	2.32	2.00
Average shares of common stock outstanding — Note 17
Basic	71,680	70,650	70,598
Diluted	72,109	70,976	70,886

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Total
	Preferred	Common	Capital	Retained	Comprehensive	Shareholders’
	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity

	(In thousands, except per share data)
Balance, January 1, 2000	$485	$73,743	$—	$957,776	$(1,517)	$1,030,487
Comprehensive income
Net income				142,031		142,031
Unrealized gains on securities available for sale, net of tax of $1,065					1,899	1,899
Reclassification for gains realized in net income, net of tax of $(67)					(123)	(123)

Total comprehensive income						143,807
Conversion of preferred to common stock	(34)	9	25			—
Issuance of shares for stock options		105	1,721			1,826
Common stock purchased and retired		(4,642)	(1,746)	(107,793)		(114,181)
Dividends declared
Preferred stock				(31)		(31)
Common stock $.9867 per share				(69,202)		(69,202)

Balance, December 31, 2000	451	69,215	—	922,781	259	992,706
Comprehensive income
Net income				164,451		164,451
Unrealized losses on securities available for sale, net of tax of $(2,281)					(4,459)	(4,459)
Reclassification for gains realized in net income, net of tax of $(1,764)					(2,778)	(2,778)

Total comprehensive income						157,214
Issuance of shares for an acquisition		3,156	92,376			95,532
Conversion of preferred to common stock	(30)	10	20			—
Issuance of shares for stock options		129	3,014			3,143
Common stock purchased and retired		(770)	(21,904)			(22,674)
Stock split adjustment			(22,460)	22,460		—
Dividends declared
Preferred stock				(30)		(30)
Common stock $1.04 per share				(73,405)		(73,405)

Balance, December 31, 2001	421	71,740	51,046	1,036,257	(6,978)	1,152,486
Comprehensive income
Net income				183,937		183,937
Unrealized gains on securities available for sale, net of tax of $7,435					13,029	13,029
Reclassification for gains realized in net income, net of tax of $(201)					(315)	(315)

Total comprehensive income						196,651
Conversion of preferred to common stock	(40)	13	27			—
Issuance of shares for stock options		173	4,363			4,563
Common stock purchased and retired		(1,027)	(36,030)			(37,057)
Dividends declared
Preferred stock				(27)		(27)
Common stock $1.0933 per share				(78,244)		(78,244)

Balance, December 31, 2002	$381	$70,899	$19,406	$1,141,923	$5,736	$1,238,345

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31

	2002	2001	2000

	(In thousands)
Operating activities
Net income	$183,937	$164,451	$142,031
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums	8,124	3,999	5,393
Accretion of securities discounts	(798)	(1,194)	(1,427)
Gain on sale of premises and equipment	(3,157)	(264)	(829)
Gain on nonrecurring transactions	—	(21,538)	(4,232)
Gain on sale of securities	(516)	(4,547)	(198)
Depreciation of premises and equipment	13,549	13,681	13,975
Amortization of goodwill and other intangible assets	8,847	14,836	14,974
Provision for loan losses	9,955	6,755	9,428
Net (increase) decrease in loans held for sale	(2,082)	366	5,192
(Increase) decrease in interest receivable	7,130	5,753	(5,419)
Increase (decrease) in interest payable	(14,394)	(3,304)	8,856
Increase (decrease) in deferred income taxes	9,369	3,618	(4,443)
(Increase) decrease in other assets	(8,403)	(4,758)	1,356
Increase (decrease) in other liabilities	(9,380)	(4,915)	3,346

Net cash provided by operating activities	202,181	172,939	188,003

Investing activities
Proceeds from the sale of available for sale securities	1,544,245	202,809	7,440
Proceeds from the maturity of held to maturity securities	3,840,066	4,002,003	1,187,707
Purchase of available for sale securities	(996,727)	(1,439,125)	—
Purchase of held to maturity securities	(5,027,545)	(3,609,949)	(1,325,461)
Net decrease in loans	121,815	86,906	9,689
Sales of premises and equipment	5,217	6,213	7,642
Purchases of premises and equipment	(9,997)	(12,586)	(10,707)
Intangible assets acquired	—	—	(2,203)
Net cash from acquisition	—	20,257	—
Net cash from bank divestiture	—	12,527	—
Other	(3,520)	68	696

Net cash used for investing activities	(526,446)	(730,877)	(125,197)

Financing activities
Net increase (decrease) in deposits	560,855	525,423	(38,132)
Net increase (decrease) in short-term borrowings	(21,762)	97,042	119,172
Principal payments on long-term debt	(6,037)	(4,590)	(1,089)
Proceeds from issuance from common stock	4,536	3,143	1,826
Common stock purchased and retired	(37,057)	(22,674)	(114,181)
Cash dividends paid	(77,523)	(71,836)	(69,416)

Net cash (used for) provided by financing activities	423,012	526,508	(101,820)

Net increase (decrease) in cash and cash equivalents	98,747	(31,430)	(39,014)
Cash and cash equivalents at beginning of year	481,979	513,409	552,423

Cash and cash equivalents at end of year	$580,726	$481,979	$513,409

Cash paid for
Interest	$153,971	$124,864	$210,455
Income taxes	87,176	85,642	68,584

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.     Summary of Significant Accounting Policies

      First Virginia Banks, Inc. (“parent company”) is a bank holding company and conducts its operations primarily through its eight commercial banking subsidiaries. These banking subsidiaries provide a broad array of traditional banking products and services through offices located primarily in Virginia, Maryland and Tennessee. To a lesser extent, other subsidiaries also provide financial products and services including credit insurance products and property and casualty insurance on an agency basis. The parent company and its subsidiaries are collectively referred to as the “corporation.” The accounting and reporting policies of the corporation are in accordance with accounting principles generally accepted in the United States of America and conform with general practices in the banking industry. The following is a summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements.

      Principles of Consolidation: The consolidated financial statements include the accounts of the parent company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts for prior years have been reclassified for comparative purposes. These reclassifications are immaterial and had no effect on net income or shareholders’ equity.

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

      Securities: Securities are classified as either available for sale or held to maturity at the time of purchase. Debt securities that may be sold to meet liquidity needs arising from unanticipated deposit or loan fluctuations, changes in regulatory capital requirements, or unforeseen changes in market conditions are classified as available for sale. In addition, investments in equity securities are classified as available for sale. Securities available for sale are reported at estimated fair value as determined from quoted market prices. Unrealized holding gains and losses are excluded from earnings and reported in accumulated other comprehensive income within shareholders’ equity, net of deferred income taxes. Gains or losses realized from the sale of securities available for sale are determined by specific identification and reported as a component of noninterest income.

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

      Loans: Loans are carried at the principal amount outstanding including deferred loan origination fees and costs. Loan origination fees and direct loan origination costs typically are deferred, and the net amount is amortized as an adjustment to the loan’s yield over the contractual life of the loan. Interest income on loans is primarily accrued based on the principal amount outstanding.

      Loans are classified as nonaccrual when full collectibility of principal or interest is in doubt, when repossession, foreclosure or bankruptcy proceedings are initiated, or when legal actions are taken. Installment loans are generally placed in nonaccrual status when payments are delinquent 120 days. All other loans are generally placed in nonaccrual status when they are 90 days delinquent. Loans may be classified as nonaccrual sooner if specific conditions indicate impairment is probable. The decision to place a loan in nonaccrual status is also based on an evaluation of the borrower’s financial condition, the collateral and other factors that may

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affect the borrower’s ability to pay. A nonaccrual loan may be restored to an accruing status when principal and interest are no longer past due and future collection of principal and interest is not in doubt.

      The corporation identifies commercial, construction and commercial real estate loans as impaired when it is probable that the payments of principal and interest due under the loan agreement will not be collected. Since many of the corporation’s loans are secured by real estate, the value of impaired loans in most cases is based upon the fair value of the collateral. If the value of the collateral is less than the recorded investment in the loan, the corporation includes this deficiency in evaluating the allowance for loan losses.

      Allowance for Loan Losses: The allowance for loan losses is maintained at a level that represents management’s best estimate of credit losses for specifically identified loans as well as losses inherent in the remainder of the loan portfolio. The provision for loan losses is the periodic cost of maintaining an appropriate allowance.

      The allowance is composed of general reserves, specific reserves and an unallocated reserve. The consumer loan portfolio is separated by loan type, and each type is treated as a homogeneous pool. A general allowance is allocated to each of these pools based upon historical trends in charge-off rates, current delinquency ratios and loan characteristics. Every commercial and commercial real estate loan is assigned a risk rating by the loan officer based on established credit policy guidelines. These risk ratings are periodically reviewed, and all ratings are subject to independent review. Loans receiving a risk rating of average or above are aggregated and assigned an allocation percentage that, when multiplied by the dollar amount of loans, results in a general allowance for these loans. The allocation percentage is based upon historical loss rates adjusted for current conditions. Loans receiving a below average rating, excluding nonperforming loans in excess of $25 thousand, are assigned a specific allowance based upon the level of classification. Each nonperforming loan in excess of $25 thousand is reviewed and a specific allowance established.

      The unallocated reserve consists of an amount based on management’s evaluation of various conditions that are not directly measured by any other component of the allowance. This evaluation includes general economic conditions and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes, concentrations of credit risk, seasoning of the loan portfolio, results of internal credit reviews and regulatory examinations.

      Premises and Equipment: Premises and equipment are carried at cost less accumulated depreciation computed principally on the straight-line method over lives generally not exceeding 40 and 10 years for buildings and equipment, respectively. Gains and losses on disposition are reflected in current earnings. Maintenance and repairs are charged to operating expenses, and major alterations and renovations are capitalized.

      Other Real Estate Owned: Other real estate owned is stated at the lesser of the loan balance prior to foreclosure plus the costs incurred for improvements to the property, or fair value less the estimated selling costs of the property. At the time of foreclosure, any excess of cost over the estimated fair value is charged to the allowance for loan losses. After foreclosure, the estimated fair value is reviewed periodically. Any further declines in fair value are charged against current earnings.

      Intangible Assets: Goodwill relating to acquisitions occurring after June 30, 2001, is not being amortized. Effective January 1, 2002, goodwill existing as of June 30, 2001, is no longer being amortized. Prior to 2002, goodwill related to acquisitions before 1976 was being amortized on a straight-line basis over 40 years; goodwill related to acquisitions after 1975 and before June 30, 2001, was being amortized over 10 to 25 years. Core deposit premiums are being amortized over 10 years. All intangible assets are reviewed at least annually for impairment.

      Income Taxes: Deferred tax assets and liabilities are based on the difference between financial reporting and tax bases of assets and liabilities and are measured at the enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net Income per Share: Basic net income per share of common stock is computed on the basis of the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed based on the weighted-average number of common and common equivalent shares and dilutive stock options outstanding during the year.

      Stock-Based Compensation: The corporation adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). These statements allow an entity to continue to measure compensation cost for these plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The corporation has elected to follow APB 25 and related interpretations in accounting for its employee stock options.

      Pro forma information regarding net income and earnings per share as required by SFAS 123 and SFAS 148 has been determined as if the corporation had accounted for its employee stock options under the fair-value method. The fair value of all currently outstanding options was estimated at the date of the grant using a Black-Scholes option pricing model. Pro forma results and a summary of the assumptions used for 2002, 2001 and 2000 are as follows:

	Year Ended December 31

	2002	2001	2000

Reported net income	$183,937	$164,451	$142,031
Stock-based compensation expense (net of tax)
Actual expense based on APB 25	—	225	602
Pro forma expense based on SFAS 123	(1,747)	(1,456)	(1,307)

Pro forma net income	$182,190	$163,220	$141,326

Net income per share
Basic — as reported	$2.57	$2.33	$2.01
Basic — pro forma	2.54	2.31	2.00
Diluted — as reported	2.55	2.32	2.00
Diluted — pro forma	2.53	2.30	1.99
Assumptions
Risk-free interest rate	3.82%	5.05%	5.11%
Dividend yield	3.13%	3.19%	3.15%
Volatility factor	.238	.238	.235
Weighted average expected life (years)	8.0	8.0	8.0
Fair value of options per share	$8.10	$8.01	$7.38

2.     Pending Merger

      On January 20, 2003, the corporation entered into an Agreement and Plan of Reorganization (the “Merger”) with BB&T Corporation (“BB&T”), pursuant to which the corporation will merge into BB&T. In the Merger, the corporation’s shareholders will receive 1.26 shares of BB&T common stock for each share of the corporation’s common stock. The transaction is expected to close in the third quarter of 2003.

3.     Acquisitions

      On July 2, 2001, James River Bankshares, Inc. merged into the corporation. Shares of the corporation’s stock totaling 3.156 million were issued, valued at $30.31 per share. James River shareholders who elected to receive cash in lieu of stock received $11.208 million. The acquisition was accounted for using the purchase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method of accounting. Total assets and liabilities acquired were $576.503 million and $469.645 million, respectively. Total assets included a core deposit premium of $9.930 million, which is being amortized over ten years, and $48.708 million of goodwill. The results of operations of the acquisition are included in the consolidated statements of income from the date of acquisition.

      On April 21, 2000, three branches with $22.523 million in deposits were acquired from Wilmington Trust FSB. A core deposit premium of $2.159 million was recorded and is being amortized over ten years.

4.     Cash and Cash Equivalents

      The corporation’s banking affiliates are required by Federal Reserve regulations to maintain certain minimum cash balances consisting of vault cash and deposits in the Federal Reserve Bank or in other commercial banks. Such restricted balances totaled $40.754 million and $35.850 million as of December 31, 2002 and 2001, respectively.

      All securities underlying the money market investments were under the corporation’s control, and the maximum amount of outstanding money market investments at any month-end during 2002 and 2001 was $705.291 million and $843.837 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Securities

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale
December 31, 2002:
U.S. Government and its agencies	$609,755	$1,786	$—	$611,541
Mortgage-backed securities of U.S. Government agencies	298,943	3,950	84	302,809
Other	7,901	3,448	—	11,349

Total	$916,599	$9,184	$84	$925,699

December 31, 2001:
U.S. Government and its agencies	$1,005,533	$1,733	$7,447	$999,819
Mortgage-backed securities of U.S. Government agencies	453,706	—	6,321	447,385
Other	9,395	1,189	—	10,584

Total	$1,468,634	$2,922	$13,768	$1,457,788

Held to maturity
December 31, 2002:
U.S. Government and its agencies	$2,291,074	$19,652	$23	$2,310,703
Mortgage-backed securities of U.S. Government agencies	244,199	10,305	—	254,504
State and municipal obligations	287,692	8,615	47	296,260
Other	2,048	104	—	2,152

Total	$2,825,013	$38,676	$70	$2,863,619

December 31, 2001:
U.S. Government and its agencies	$1,173,365	$14,389	$147	$1,187,607
Mortgage-backed securities of U.S. Government agencies	94,214	483	859	93,838
State and municipal obligations	370,175	5,363	90	375,448
Other	2,073	26	—	2,099

Total	$1,639,827	$20,261	$1,096	$1,658,992

      Securities having a carrying value of $932.829 million and $856.762 million at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes. Gains of $.516 million, $4.547 million and $.198 million were realized in 2002, 2001 and 2000, respectively, on the sale of securities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and consisted entirely of gross gains. The maturity ranges of securities as of December 31, 2002, were as follows:

	Amortized	Fair
	Cost	Value

Available for sale
One year or less	$42,500	$42,500
After five through ten years	567,255	569,041

Total	609,755	611,541

Mortgage-backed securities of U.S. Government agencies	298,943	302,809
Equity securities	7,901	11,349

Total available for sale	$916,599	$925,699

Held to maturity
One year or less	$502,936	$505,088
After one through five years	551,264	572,177
After five through ten years	1,526,056	1,531,216
After ten years	558	634

Total	2,580,814	2,609,115

Mortgage-backed securities of U.S. Government agencies	244,199	254,504

Total held to maturity	$2,825,013	$2,863,619

6.     Loans

      The corporation’s loans are widely dispersed among individuals and industries. On December 31, 2002, there was no concentration of loans in any single industry that exceeded 10% of total loans.

	December 31

	2002	2001

Consumer
Automobile	$2,993,976	$3,156,680
Home equity, fixed- and variable-rate	645,659	748,888
Revolving credit	36,238	35,365
Other	129,469	160,697
Commercial	815,210	862,794
Construction and land development	113,800	158,575
Real estate
Commercial mortgage	713,330	619,356
Residential mortgage	930,184	768,204

Total loans, net of unearned income	6,377,866	6,510,559
Less allowance for loan losses	71,013	71,937

Net loans	$6,306,853	$6,438,622

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Loans on which interest is not being accrued or whose terms have been modified to provide for a reduced rate of interest because of financial difficulties of borrowers, and interest income earned with respect to such loans were:

	December 31

	2002	2001	2000

Nonaccruing loans	$10,683	$15,576	$14,954
Restructured loans	496	912	1,814

Total	$11,179	$16,488	$16,768

Income anticipated under original loan agreements	$850	$1,231	$1,411
Income recorded	$427	457	795

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

	December 31

	2002	2001	2000

Impaired loans	$955	$1,083	$1,209
Related allowance for loan losses	276	131	966
Average balance of impaired loans	684	846	781

      Loans of $2.719 million, $3.766 million and $5.145 million were transferred to foreclosed property during 2002, 2001 and 2000, respectively.

      The corporation, in the normal course of business, has made commitments to extend loans and has written standby letters of credit that are not recognized in the financial statements. On December 31, 2002 and 2001, standby letters of credit totaled $50.870 million and $30.482 million, respectively, and the unfunded amounts of loan commitments were:

	December 31

	2002	2001

Adjustable-rate loans
Home equity lines	$398,657	$431,936
Commercial loans	530,051	683,322
Construction and land development loans	120,348	127,266
Fixed-rate revolving credit lines	168,062	140,581

Total	$1,217,118	$1,383,105

      A majority of the commercial, construction and land development commitments and letters of credit will expire within one year, and all loan commitments can be terminated by the corporation if the borrower violates any condition of the commitment agreement.

      The credit risk associated with loan commitments and letters of credit is essentially the same as that involved with loans that are funded and outstanding. The corporation uses the same credit standards on a case-by-case basis in evaluating loan commitments and letters of credit as it does when funding loans, including the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determination of the type and amount of collateral, if required. There are no allowances associated with any of these commitments.

7.     Allowance for Loan Losses

	Year Ended December 31

	2002	2001	2000

Balance at beginning of year	$71,937	$70,300	$70,119
Provision charged to operating expense	9,955	6,755	9,428
Increase attributable to acquisition	—	5,479	—
Decrease attributable to divestiture	—	(1,331)	—

Balance before charge-offs	81,892	81,203	79,547

Charge-offs	14,903	13,861	12,791
Recoveries	4,024	4,595	3,544

Net charge-offs	10,879	9,266	9,247

Balance at end of year	$71,013	$71,937	$70,300

8.     Premises, Equipment and Leases

	December 31

	2002	2001

Land	$36,070	$36,924
Premises and improvements	177,759	178,712
Furniture and equipment	120,685	123,008

Total cost	334,514	338,644
Accumulated depreciation	186,620	185,139

Carrying value	$147,894	$153,505

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

      During 2002, 2001 and 2000, occupancy and equipment expense included the rent paid on operating leases of $17.928 million, $17.587 million and $17.287 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Minimum rental payments over the noncancelable term of operating and capital leases having a term in excess of one year are:

Year Ended December 31	Amount

2003	$14,938
2004	13,747
2005	12,042
2006	9,492
2007	6,183
Thereafter	17,804

Total minimum lease payments	$74,206

9.     Intangible Assets

      The corporation’s intangible assets that are not subject to amortization consist entirely of goodwill related to its retail banking segment. The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001, are as follows:

Amount

Balance, January 1, 2001	$109,266
James River Bankshares acquisition	49,236
Bank divestiture	(2,158)
Amortization expense	(6,161)

Balance, December 31, 2001	150,183
Adjustment for James River Bankshares acquisition	(528)

Balance, December 31, 2002	$149,655

      The following tables present the corporation’s net income and net income per share amounts assuming the nonamortization provisions of SFAS 142 had been in effect for all periods presented.

	Year Ended December 31

	2002	2001	2000

Net income:
Reported	$183,937	$164,451	$142,031
Goodwill amortization	—	6,161	6,749

Adjusted net income	$183,937	$170,612	$148,780

Basic net income per share:
Reported	$2.57	$2.33	$2.01
Goodwill amortization	—	0.08	0.10

Adjusted basic net income per share	$2.57	$2.41	$2.11

Diluted net income per share:
Reported	$2.55	$2.32	$2.00
Goodwill amortization	—	0.08	0.10

Adjusted diluted net income per share	$2.55	$2.40	$2.10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The carrying amount of intangible assets subject to amortization as of December 31, 2002 and 2001, the actual amortization expense for the years ended December 31, 2002 and 2001, and the expected amortization expense for each of the five years ended December 31, 2007, are presented in the following tables:

	December 31

	2002			2001

	Gross	Accumulated	Carrying	Gross	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Core deposit premiums	$89,808	$49,184	$40,624	$92,669	$43,222	$49,447
Other	—	—	—	1,281	963	318

Total	$89,808	$49,184	$40,624	$93,950	$44,185	$49,765

	Core Deposit
Amortization Expense	Premiums	Other	Total

Actual for Year Ended December 31
2001	$8,565	$110	$8,675
2002	8,823	24	8,847
Expected for Year Ended December 31
2003	8,731	—	8,731
2004	8,731	—	8,731
2005	7,146	—	7,146
2006	5,662	—	5,662
2007	4,704	—	4,704

10.     Short-Term Borrowings

	December 31

	2002	2001

Securities sold under agreements to repurchase	$542,541	$552,019
Commercial paper	75,048	87,332

Total short-term borrowings	$617,589	$639,351

      Securities sold under agreements to repurchase generally mature within one business day from the transaction date. As of December 31, 2002 and 2001, the weighted average rate was .52% and .97%, respectively. The maximum amount of outstanding agreements for any month-end during 2002 and 2001 was $563.155 million and $571.018 million, respectively. The securities underlying the agreements were under the corporation’s control.

      Commercial paper generally matures within one business day but may be issued for a term up to 270 days. As of December 31, 2002 and 2001, the weighted average rate was .25% and .71%, respectively.

      Bank lines of credit available to the corporation amounted to $100 million and $50 million at December 31, 2002 and 2001, respectively. Such lines were not being used on either of those dates.

11.     Long-Term Debt

      Long-term debt at December 31, 2002, included $13 million in advances from the Federal Home Loan Bank with rates ranging from 5.21% to 5.48%. Of this amount $5 million matures in 2003, with the balance maturing over the next eight years. The remainder of long-term debt consists of capitalized lease obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Preferred and Common Stock

      The corporation is authorized to issue three million shares of preferred stock, par value $10 per share. As of December 31, the following four series of cumulative convertible preferred stock were outstanding:

		Number of Shares

	Dividends	2002	2001

Series A	5%	14,357	15,551
Series B	7%	2,950	3,290
Series C	7%	4,936	5,072
Series D	8%	15,825	18,148

Total preferred shares		38,068	42,061

      The Series A, Series B and Series D shares are convertible into three and three-eighths shares of common stock, and the Series C shares are convertible into two and seven-tenths shares of common stock. All of the preferred stock may be redeemed at the option of the corporation for $10.00 per share. The corporation is authorized to issue 175 million shares of common stock, par value $1 per share. At December 31, 2002, 4,425,083 shares of common stock were reserved: 125,079 for the conversion of preferred stock and 4,300,004 for stock options.

      The corporation has adopted a shareholder rights plan that, under certain circumstances, will give the holders of the corporation’s common stock the right to purchase shares of its preferred stock or other securities. The rights will become exercisable if a person or entity acquires 20% or more of the corporation’s voting stock, unless it is acquired pursuant to an offer for all outstanding shares of common stock at a price and on terms determined by the Board of Directors to be adequate and in the best interests of the corporation and its shareholders.

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

      The corporation may redeem the rights, at its option, at any time prior to the date they become exercisable. The rights expire on August 8, 2008. As of December 31, 2002, each outstanding share of common stock had 8/27 of a right attached thereto.

13.     Nonrecurring Income

	Year Ended December 31

	2002	2001	2000

Gain on bank divestiture	$—	$13,789	$—
Gain on sale of investment in Star Systems	—	7,749	—
(excludes $3,032 recorded in securities gains)
Gain on sale of branches	—	—	3,134
Gain on sale of mortgage servicing rights	—	—	1,098

Total nonrecurring income	$—	$21,538	$4,232

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Stock Incentive Plans

      Under the company’s stock incentive plans, options may be granted to key employees to purchase the corporation’s common stock. All options are granted at full market price on the date of the grant and generally vest within five years of the grant date and expire after ten years. In the event of a change in control, these options may vest sooner. In certain instances, the corporation had to achieve established performance targets in order for the options to become exercisable. In those instances where vesting was dependent upon achieving certain performance targets, the corporation recognized compensation expense when it became probable that the targets would be achieved and the options would become exercisable, for the difference between the exercise price and the current market price. There were no unvested options outstanding at January 1, 2002, that were based on the corporation’s meeting performance targets, therefore there was no stock-related compensation expense recorded in 2002. Total stock-related compensation expense for 2001 and 2000 was $.225 million and $.636 million, respectively. A summary of the corporation’s stock option activity and related information follows:

			Weighted		Weighted
	Available To		Average		Average
	Grant	Outstanding	Price	Exercisable	Price

Balance, January 1, 2000	3,157,163	1,414,540	$26.24	448,220	$19.95
Granted	(218,250)	218,250	30.29
Forfeited	18,750	(18,750)	31.70
Exercised	—	(104,360)	13.92

Balance, December 31, 2000	2,957,663	1,509,680	27.61	576,281	24.34
Granted	(273,000)	273,000	32.97
Attributable to an acquisition	—	156,993	17.31
Expired	(16,221)	—	—
Forfeited	23,550	(23,500)	28.16
Exercised	—	(128,738)	15.75

Balance, December 31, 2001	2,691,992	1,787,385	28.37	881,067	25.72
Granted	(266,000)	266,000	37.22
Forfeited	2,400	(9,106)	25.68
Exercised	—	(172,667)	20.07

Balance, December 31, 2002	2,428,392	1,871,612	$30.41	1,018,135	$28.19

		Weighted
		Average	Weighted		Weighted
		Contractual	Average		Average
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$ 9.50–10.24	4,075	2.3	$9.72	4,075	$9.72
14.28–20.83	209,104	2.7	17.53	209,104	17.53
28.04–37.22	1,658,433	7.5	32.08	804,956	31.05

$ 9.50–37.22	1,871,612	6.9	$30.41	1,018,135	$28.19

15.     Employee Benefit Plans

      The corporation has a noncontributory, defined-benefit pension plan covering substantially all qualified employees. The benefits are based on years of service and the employee’s compensation during the last ten years of employment. The corporation’s funding policy is to make annual contributions in amounts necessary to satisfy the Internal Revenue Service’s funding standards to the extent they are deductible against taxable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Contributions include normal costs of the plan and amortization for periods of up to 40 years of unfunded past service cost. The assets of the pension plan consist of U.S. Government and agency securities — 38.3%, other debt obligations — 10.0%, equity securities — 44.9%, and cash and equivalents — 6.8%.

      The corporation also has an unfunded nonqualified plan that provides retirement benefits to certain officers in accordance with the same computational terms as the qualified plan when those terms provide benefits in excess of the amounts payable under the IRS-qualified rules. The projected and accumulated benefit obligations under this plan were $2.811 million and $1.660 million, respectively, at December 31, 2002.

      The corporation sponsors a defined-benefit health care plan that provides postretirement medical benefits to full-time employees who have worked at least ten years and have attained age 55 while in service with the corporation. The benefits, based on years of service, are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. Employees hired after December 31, 1993, may participate in the plan but must pay 100% of the cost. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with the corporation’s expressed intent to increase the retiree contribution rate annually for the expected increase in medical costs for that year. The corporation has set a maximum amount that it will contribute per year of approximately three times the 1993 contribution level. Terminated employees may elect to receive medical benefits for a limited period.

      The benefit obligation and plan asset activity for each of the plans, as well as the components of the periodic benefit cost, are summarized in the following charts:

			Postretirement
	Pension Benefits		Medical Benefits

	2002	2001	2002		2001

Change in benefit obligation
Benefit obligation at beginning of year	$151,020	$135,397		$19,508	$17,748
Service cost	5,485	5,223		395	416
Interest cost	10,924	9,986		1,389	1,316
Plan participants’ contributions	—	—		743	628
Actuarial loss	10,550	6,129		1,398	879
Benefits paid	(6,393)	(5,715)		(1,592)	(1,479)

Benefits obligation at end of year	171,586	151,020		21,841	19,508

Change in plan assets
Fair value of plan assets at beginning of year	147,151	150,634
Actual return on plan assets	(9,939)	(1,025)
Company contributions	22,435	3,257
Benefits paid	(6,393)	(5,715)

Fair value of plan assets at end of year	153,254	147,151

Unfunded status	(18,332)	(3,869)		(21,841)	(19,508)
Unrecognized actuarial loss (gain)	52,987	18,481		(1,972)	(3,445)
Unamortized prior service cost	299	156		—	—
Unrecognized transition obligation	—	—		6,105	6,715

Prepaid (accrued) benefit cost	$34,954	$14,768	$	$(17,708)	$(16,238)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Weighted average assumptions
	as of December 31

	Pension Benefits

	2003	2002	2001

Discount rate	6.75%	7.25%	7.50%
Expected return on plan assets	8.50	9.50	9.50
Rate of compensation increase	4.25	4.75	4.75

	Year Ended December 31

				Postretirement Medical
	Pension Benefits			Benefits

	2002	2001	2000	2002	2001	2000

Service cost	$5,485	$5,223	$4,563	$395	$416	$660
Interest cost	10,924	9,986	9,333	1,389	1,316	1,231
Expected return on plan assets	(14,423)	(14,208)	(13,782)	—	—	—
Amortization of prior service cost and net transition obligation	(143)	(143)	(125)	610	610	610
Recognized actuarial loss (gain)	406	(4)	(17)	(74)	(147)	(241)

Net periodic benefit cost	$2,249	$854	$(28)	$2,320	$2,195	$2,260

      The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% for 2002 and 7.50% for 2001. The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost-trend rate) is 6.4% for 2003 and is assumed to decrease gradually to 5.0% for 2005 and to remain at that level thereafter. The health care cost-trend rate assumption has a significant effect on the amounts reported. The corporation has limited its exposure to increases in health care cost trend rates by setting a cap on the maximum amount it will ever pay on any one retiree and by passing through 100% of the cost of retiree health care to new employees hired after December 31, 1993. The following table represents the effect of a one-percent change in the assumed health care cost-trend rate:

	One-Percent	One-Percent
	Increase	Decrease

Effect on benefit obligation	$1,541	$(1,732)
Effect on service and interest cost components	138	(160)

      The corporation has deferred compensation agreements with certain officers and directors. Benefits under these agreements are being funded by life insurance policies. The accrued liability for these agreements as of December 31, 2002 and 2001, was $27.767 million and $27.686 million, respectively. For the years ended December 31, 2002, 2001, and 2000, expenses related to these agreements were $1.605 million, $1.483 million, and $1.402 million, respectively.

      The corporation has a thrift plan to which employees with six months of service may elect to contribute up to 12% of their salary. For employees with more than one year of service, the corporation contributes to the plan to the extent of 50% of the employees’ first 6% of contributions, and an additional 25% contribution is made if a specified profit objective is met. A 75% employer match was made in each of the years 2002, 2001 and 2000 when the corporation’s contributions to the plan totaled $5.035 million, $4.718 million and $4.466 million, respectively. The plan is administered under the provisions of Section 401(k) of the Internal Revenue Code.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes

      The provision for income taxes includes amounts currently payable and amounts deferred to or from other years as a result of differences in the timing of the recognition of income and expense for financial reporting and tax purposes. The income tax provision includes the following amounts:

	Year Ended December 31

	2002	2001	2000

Current
Federal taxes	$83,065	$80,171	$72,022
State taxes	1,338	2,816	1,342

Total current	84,403	82,987	73,364

Deferred (benefit)
Federal taxes	8,781	3,641	(2,888)
State taxes	588	(23)	(1,555)

Total deferred	9,369	3,618	(4,443)

Provision for income taxes	$93,772	$86,605	$68,921

      The exclusion of certain categories of income and expense from taxable net income results in an effective tax rate that is lower than the statutory federal rate. The differences in the rates are shown below:

	Year Ended December 31

	2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent

Statutory rate	$97,198	35.0%	$87,869	35.0%	$73,833	35.0%
Nontaxable interest on municipal obligations	(5,332)	(1.9)	(5,346)	(2.1)	(5,274)	(2.5)
State taxes, net of federal tax benefit	1,252	0.5	1,815	0.7	(138)	(0.1)
Nondeductible goodwill	—	—	2,156	0.9	2,362	1.1
Other items	654	0.2	111	0.0	(1,862)	(0.8)

Effective rate	$93,772	33.8%	$86,605	34.5%	$68,921	32.7%

      The corporation’s federal income tax returns are closed through December 31, 1996. Based on management’s estimates of future taxable income, the full amount of the corporation’s deferred tax asset will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more likely than not be realized, and a valuation allowance is not deemed necessary. Significant components of the corporation’s deferred-tax liabilities and assets are as follows:

	December 31

	2002	2001

Deferred-tax assets
Allowance for loan losses	$24,671	$23,432
Deferred compensation	8,483	8,700
Postretirement benefits	6,243	5,748
Unrealized loss on securities	—	3,868
Other	12,507	8,759

Total deferred-tax assets	51,904	50,507

Deferred-tax liabilities
Depreciation	5,371	3,134
Pension	12,148	4,028
Life insurance reserves	2,227	2,117
Unrealized gain on securities	3,364	—
Purchase accounting timing differences	2,745	2,377
Other	8,157	4,289

Total deferred-tax liabilities	34,012	15,945

Net deferred-tax assets	$17,892	$34,562

17.	Net Income Per Share

	Year Ended December 31

	2002	2001	2000

Computation of basic net income per share:
Net income	$183,937	$164,451	$142,031
Preferred stock dividends	27	30	31

Net income applicable to common stock	$183,910	$164,421	$142,000

Average common shares outstanding	71,680	70,650	70,598
Net income per share of common stock	$2.57	$2.33	$2.01

Computation of diluted net income per share:
Net income	$183,937	$164,451	$142,031
Average common shares outstanding	71,680	70,650	70,598
Dilutive effect of stock options	294	184	135
Conversion of preferred stock	135	142	153

Total average common shares	72,109	70,976	70,886

Net income per share of common stock	$2.55	$2.32	$2.00

      Options to purchase 76,952, 336,065 and 979,868 shares in 2002, 2001 and 2000, respectively, at weighted average prices of $35.21, $34.07 and $30.71, respectively, were not included in the above calculation of diluted earnings per share because the options’ exercise price was greater than the average market price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow analyses or other valuation techniques. Those techniques involve subjective judgment and are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. As a result, the derived fair value estimates cannot be substantiated by comparison to independent markets, and in many cases, could not be realized in immediate settlement of the instrument.

      SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The disclosures also do not include certain intangible assets such as core deposit intangibles and goodwill. Accordingly, the aggregate fair value amount presented below should not be interpreted as representing the underlying value of the corporation.

	December 31

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$580,726	$580,726	$481,979	$481,979
Securities	3,750,712	3,789,318	3,097,615	3,116,780
Loans, net	6,306,853	6,580,489	6,438,622	6,645,744
Other	85,903	85,903	83,522	83,522
Financial liabilities
Deposits	9,210,491	9,256,923	8,649,636	8,709,054
Short-term borrowings	617,589	617,589	639,351	639,351
Other	42,137	44,070	62,531	63,842

      The following methods and assumptions were used by the corporation in estimating the fair value of its financial instruments. All of the corporation’s financial instruments were held or issued for purposes other than trading.

      Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

19.	Regulatory Capital Requirements

      The corporation and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the corporation and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the corporation and its subsidiary banks to maintain at least the minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2002, the corporation and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.

      To be categorized as “well capitalized,” a bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The most recent notification from the federal banking agencies categorized all of the corporation’s bank subsidiaries as “well capitalized” under the regulatory framework. There are no conditions or events since the last notification that management believes have changed the subsidiary banks’ category. Actual capital amounts and ratios are presented in the table below for the consolidated corporation and First Virginia Bank, the largest bank subsidiary.

			For Capital		To Be “Well
	Actual		Adequacy Purposes		Capitalized”*

	Capital	Ratio	Capital	Ratio	Capital	Ratio

December 31, 2002:
Tier 1 leverage ratio
Consolidated corporation	$1,046,878	9.60%	$327,086	3.00%
First Virginia Bank	286,588	6.56	131,070	3.00	$218,450	5.00%
Tier 1 risk-based capital
Consolidated corporation	1,046,878	14.99	279,287	4.00
First Virginia Bank	286,588	9.41	121,798	4.00	182,697	6.00
Total risk-based capital
Consolidated corporation	1,117,891	16.01	558,574	8.00
First Virginia Bank	315,462	10.36	243,595	8.00	304,494	10.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			For Capital		To Be “Well
	Actual		Adequacy Purposes		Capitalized”*

	Capital	Ratio	Capital	Ratio	Capital	Ratio

December 31, 2001:
Tier 1 leverage ratio
Consolidated corporation	$965,089	9.39%	$308,348	3.00%
First Virginia Bank	275,392	7.01	105,390	3.00	$175,649	5.00%
Tier 1 risk-based capital
Consolidated corporation	965,089	13.58	284,272	4.00
First Virginia Bank	275,392	9.33	118,074	4.00	167,643	6.00%
Total risk-based capital
Consolidated corporation	1,037,026	14.59	568,544	8.00
First Virginia Bank	304,055	10.30	236,149	8.00	279,406	10.00

*	This requirement applies only to the bank subsidiaries.

20.	Restrictions on Loans and Dividends from Subsidiaries

      The corporation’s banking affiliates and its life insurance subsidiary are subject to federal and/or state statutes that prohibit or restrict certain of their activities, including the transfer of funds to the parent company. There are restrictions on loans from the affiliate banks to the parent company, and the banks and life insurance subsidiary are limited as to the amount of cash dividends that they can pay. As of December 31, 2002, the parent company’s equity in the net assets of its subsidiaries, after elimination of intercompany deposits and loans, totaled $779.029 million. Of that amount, $28.040 million was unrestricted as to the payment of dividends.

21.     Related-Party Transactions

      Directors and officers of the corporation were customers of, and had other transactions with, the corporation in the ordinary course of business. The corporation has made residential mortgage loans at favorable rates to officers who have been relocated for the convenience of the corporation. Other loan transactions with directors and officers were made on substantially the same terms as those prevailing for comparable loans to other persons and did not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 2002 and 2001, loans to directors and executive officers of the parent company and its significant subsidiaries totaled $13.264 million and $42.193 million, respectively. During 2002, $4.056 million of new loans were made and repayments totaled $5.267 million. Other changes in loans to officers and directors during the year represent changes in the composition of directors and executive officers. These totals include loans to certain business interests and family members of the directors and executive officers. No losses are anticipated in connection with any of the loans.

22.     Business Segments

      Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expenses, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. Pursuant to this definition the corporation maintains two segments: retail banking done through its affiliated banks with offices in Virginia, Maryland and Tennessee, and “other,” which consists primarily of nonbanking services and is immaterial for segment reporting purposes. Since each of the affiliated banks in the retail banking segment offers similar products and services to similar types and classes of customers, operates in the same regulatory environment and has similar economic characteristics, all the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affiliated banks are managed as one reportable segment, retail banking. Substantially all of the corporation’s consolidated assets, revenues and income are derived from this segment. The corporation has no foreign operations.

23.     Contingencies

      The corporation, in the normal course of its business, is the subject of legal proceedings instituted by customers and others. In the opinion of the corporation’s management, there were no legal matters pending as of December 31, 2002, that would have a material effect on the financial statements.

24.     Parent Company Condensed Financial Information

BALANCE SHEETS

	December 31

	2002	2001

Assets
Cash and noninterest-bearing deposits principally in affiliated banks	$143	$269
Money market investments	130,077	160,180
Investment in affiliates based on the corporation’s equity in their net assets
Banking companies	765,991	737,714
Bank-related companies	13,038	13,209
Securities (fair value $29,635 and $27,515)	29,548	27,532
Loans (including $223,435 and $139,158 to affiliated companies)	232,252	148,566
Premises and equipment	27,093	28,420
Intangible assets	107,131	109,200
Accrued income and other assets	60,966	63,732

Total assets	$1,366,239	$1,288,822

Liabilities and Shareholders’ Equity
Commercial paper	$75,048	$87,332
Accrued interest and other liabilities	52,846	49,004

Total liabilities	127,894	136,336
Shareholders’ equity	1,238,345	1,152,486

Total liabilities and shareholders’ equity	$1,366,239	$1,288,822

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

INCOME STATEMENTS

	Year Ended December 31

	2002	2001	2000

Income
Dividends from affiliates
Banking companies	$166,593	$258,041	$175,303
Bank-related companies	1,650	1,350	700
Service fees from affiliates	18,804	8,878	18,242
Rental income
Affiliates	4,934	4,636	4,251
Other	1,971	1,859	1,780
Interest and dividends
Affiliates	486	635	932
Other	4,266	6,569	6,518
Gain on bank divestiture	—	13,789	—
Gain on sale of investment in Star Systems	—	10,781	—
Other	2,353	1,880	492

Total income	201,057	308,418	208,218

Expense
Salaries and employee benefits	22,536	22,600	20,049
Interest
Affiliates	—	1	42
Other	605	2,736	4,713
Other expense
Affiliates	965	822	859
Other	12,649	17,660	17,408

Total expense	36,755	43,879	43,071

Income before income taxes and equity in undistributed income of affiliates	164,302	264,539	165,147
Provision for income taxes	(1,736)	4,884	(3,108)

Income before equity in undistributed income of affiliates	166,038	259,655	168,255
Equity in undistributed income of affiliates	17,899	(95,204)	(26,224)

Net income	$183,937	$164,451	$142,031

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2002	2001	2000

Net cash provided by operating activities	$174,650	$245,699	$174,601

Investing activities
Proceeds from the sale of available for sale securities	2,010	14,418	—
Proceeds from maturity of held to maturity securities	24,850	35,405	—
Purchase of held to maturity securities	(26,100)	(36,320)	(875)
Net (increase) decrease in loans	(84,277)	(126,333)	5,763
Purchases of premises and equipment	(502)	(524)	(612)
Sales of premises and equipment	1,696	287	(19)
Net cash from bank divestiture	—	32,000	—
Net cash for acquisition	—	(8,680)	—
Other	(228)	(15,734)	2,186

Net cash (used for) provided by investing activities	(82,551)	(105,481)	6,443

Financing activities
Net increase (decrease) in short-term borrowings	(12,284)	(9,805)	4,889
Common stock purchased and retired	(37,057)	(22,674)	(114,181)
Proceeds from issuance of common stock	4,536	3,143	1,826
Cash dividends	(77,523)	(71,836)	(69,416)

Net cash used for financing activities	(122,328)	(101,172)	(176,882)

Net increase (decrease) in cash and cash equivalents	(30,229)	39,046	4,162
Cash and cash equivalents at beginning of year	160,449	121,403	117,241

Cash and cash equivalents at end of year	$130,220	$160,449	$121,403

Cash paid (refunded) for
Interest	$606	$2,780	$4,675
Income taxes	(7,765)	9,625	(5,185)

REPORT OF KPMG LLP INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
First Virginia Banks, Inc.:

      We have audited the accompanying consolidated balance sheets of First Virginia Banks, Inc. and subsidiaries (the Corporation) as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Virginia Banks, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, First Virginia Banks, Inc. and subsidiaries adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as required for the accounting for their goodwill and other intangible assets.

Richmond, Virginia
January 15, 2003, except for Note 2 which is as of January 20, 2003

PART III

Item 10     Directors and Executive Officers of the Registrant

      Certain information concerning the directors is as follows:

Name, Age and Year Became a
Director	Principal Occupation, Business Experience in Last Five Years, Other Directorships

Class A Directors
Jennifer S. Banner Age [43] 2001	CPA and Principal, Pershing Yoakley & Associates, P.C, a public accounting and consulting firm headquartered in Knoxville, Tennessee, since 1987. Director and Secretary-Treasurer, Tennessee Aquatics, Inc., a nonprofit amateur athletic organization, since 1995. Director, First Vantage Bank-Tennessee, Knoxville, 2000-2001.
Barry J. Fitzpatrick Age [62] 1995	Chairman of the Board, President and Chief Executive Officer of First Virginia since 1995. Chairman of the Board, First Virginia Bank in Falls Church, and a director and principal officer of numerous First Virginia affiliated nonbanking companies since 1995. Trustee, Marymount University, Arlington, Virginia. Trustee, Virginia Foundation for Independent Colleges, Richmond, Virginia Member, Executive Advisory Board, Virginia Coalfield Economic Development Authority.
Lawrence T. Jennings Age [60] 2000	Director (since 1983), President (1983 to 2000), Chairman of the Board (since 2001), and Chief Executive Officer (since 1983) of L. F. Jennings, Inc., a regional commercial building contractor headquartered in Falls Church, Virginia.
W. Lee Phillips, Jr. Age [67] 1985	Professional engineer since 1959; former Chairman of the Board, Walter L. Phillips, Inc., engineers, planners and surveyors, Falls Church, Virginia. Partner, Talbot Investment Group. Director, First Virginia Bank, Falls Church.
Albert F. Zettlemoyer Age[68] 1978	Retired President, Government Systems Group of UNISYS Corporation in McLean, Virginia; retired Executive Vice President, UNISYS Corporation.
Class B Directors
Edward L. Breeden, III Age [67] 1982	Of Counsel, Breeden, Salb, Beasley & DuVall, P.L.C., a law firm in Norfolk, Virginia, since 1968. Director, First Virginia Bank-Hampton Roads, Norfolk. Director, First Virginia Life Insurance Company, Falls Church, 1982-2000. Chairman of the Board and President, The Hunter Foundation, which operates a Victorian museum and a home for elderly men in Norfolk, Virginia (1970 to present), and The Breeden-Adams Foundation, a private foundation which provides financial support for cancer research (1988 to present). President, The Tanners Creek Company and B&H Associates, both of which are real estate investment companies in the Tidewater area of Virginia (1990 to present)
Eric C. Kendrick Age [56] 1986	Director and President, Mereck Associates, Inc., a real estate management and development firm in Arlington, Virginia, since 1989. Director and President, Murteck Construction Company, Inc., Upton Corporation, and Old Dominion Warehouse Corporation, Arlington.
Joseph W. Richmond, Jr. Age [58] 2001	Senior Partner, Richmond and Fishburne, L.L.P., a law firm located in Charlottesville, Virginia, since 1971. Director, Jefferson Area Board for Aging and Director and President, Jefferson Elder Care, Inc. Director, First Virginia Bank-Blue Ridge, Staunton, Virginia, 1990-2001.
Robert H. Zalokar Age [75] 1959	Retired Chairman of the Board and Chief Executive Officer of First Virginia, 1984-1994. Director, First Virginia Bank, First Virginia Life Insurance Company, 1980-2000, and First Virginia Mortgage Company, 1973-2000, Falls Church, Virginia.

Name, Age and Year Became a
Director	Principal Occupation, Business Experience in Last Five Years, Other Directorships

Class C Directors
Paul H. Geithner, Jr. Age [72] 1984	Retired President and Chief Administrative Officer, First Virginia, 1985-1995. Director, First Virginia Life Insurance Company, 1988-2000. Director, Ellicott Machine Corporation, Baltimore, Maryland, 1996 to 2001. Trustee and Secretary-Treasurer, Fairfax Symphony Orchestra Foundation, and Director, Fairfax Symphony. Trustee and Secretary-Treasurer Dorothy Farnham Feuer Foundation.
L. H. Ginn, III Age [69] 1978	Partner, Ginn & Ginn, a real estate management partnership in Richmond, Virginia, since 1987; President, Lighting Affiliates, Inc., Richmond, 1975-2000; retired U.S. Army Reserve Major General. Chairman of the Board, First Virginia Bank-Colonial, Richmond. Chairman, Westminster-Canterbury Foundation, a foundation associated with a retirement facility in Richmond. Chairman, Church Schools in the Diocese of Virginia, Episcopal Diocese of Virginia, Richmond; Member, Board of Governors, Roslyn Management Corporation, an Episcopal Conference Center in Richmond.
Edward M. Holland Age[63] 1974	Attorney-at-Law in Northern Virginia since 1966; former Senator, Virginia General Assembly, 1972-1996. Director, First Virginia Bank, Falls Church. Trustee, Chesapeake Bay Foundation. Trustee, Vice President and Manager, Tidewater Research Foundation, a private charitable foundation supporting marine research and aquaculture, Arlington, Virginia. Member of Council, Virginia Institute of Marine Science, Gloucester Point, Virginia.
Lynda S. Vickers-Smith Age [55] 1999	Director (since 1987), President (since 1995) and Treasurer (1995-2000), Snell Construction Corporation, a privately held company headquartered in Arlington, Virginia, which owns and operates commercial and residential properties located in the Northern Virginia area. Director (since 1997), Virginia Management, Inc., a real estate management company located in Arlington. Trustee (since 1996), Flint Hill School, an independent school for grades JK through 12 located in Oakton, Virginia. Corporator, Northeastern University, Boston, since 1998.

      Directors Banner, Breeden, Fitzpatrick, Geithner, Ginn, Holland, Jennings, Phillips, Richmond, Vickers-Smith and Zalokar, have been directors of various subsidiaries of First Virginia during the past five years. Information relating to executive officers can be found in Part I beginning on page 2.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires First Virginia’s directors and executive officers to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Executive officers and directors are required by SEC regulation to furnish First Virginia with copies of all Section 16(a) forms they file.

      Based on a review of the forms that were filed and written representations from the directors and executive officers, First Virginia believes that during the year 2002, all filing requirements applicable to its directors and officers were met on time except that two directors, Edward M. Holland and Lawrence T. Jennings, each had one late filing and four executive officers, Shirley C. Beavers, Jr., Raymond E. Brann, Jr., Barbara J. Chapman and Cynthia A. Williams, each had one late filing.

Item 11     Executive Compensation

      The Summary Compensation Table on the next page shows the annual compensation for the last three fiscal years for First Virginia’s Chief Executive Officer and for the four other most highly compensated executive officers.

Summary Compensation Table

	Annual Compensation				Long Term Compensation

(a)	(b)	(c)	(d)	(e)	(f)
				Other	Options/	(g)
				Annual	SARs	All Other
		Salary	Bonus	Compensation	Awarded	Compensation
Name and Principal Position	Year	($)(1)	($)(2)	($)(3)	(#)(4)	($)(5)

Barry J. Fitzpatrick	2002	780,000	635,733	4,549	45,000	87,471
Chairman, President and Chief	2001	720,000	475,956	4,426	45,000	77,051
Executive Officer of First Virginia	2000	690,000	450,692	4,165	45,000	75,407
Shirley C. Beavers, Jr.	2002	346,015	265,874	4,457	22,500	42,659
Senior Executive Vice President	2001	320,000	211,532	5,023	22,500	40,616
of First Virginia	2000	291,000	196,418	4,791	22,500	39,136
Richard F. Bowman	2002	295,962	263,744	5,044	22,500	30,576
Executive Vice President,	2001	268,800	209,863	5,047	22,500	27,101
Treasurer and Chief Financial	2000	258,500	194,592	4,703	22,500	34,362
Officer of First Virginia
Raymond E. Brann, Jr.	2002	268,442	262,346	4,179	22,500	73,109
Executive Vice President	2001	247,500	208,946	4,197	22,500	70,598
of First Virginia	2000	236,500	193,831	4,189	22,500	69,417
Thomas P Jennings	2002	200,216	24,185	0	0	15,801
Senior Vice President	2001	185,400	21,673	0	4,500	15,450
and General Counsel	2000	178,500	31,616	0	0	15,126

(1)	The Salary column (c) includes the base salary earned by the executive officer, which includes amounts that are deferred under the First Virginia Banks, Inc. Employees Thrift Plan, the First Virginia Thrift Restoration and Deferred Compensation Plan and the First Virginia Pre-Tax Health Benefit Plan.

(2)	The Bonus column (d) includes the amounts earned as a bonus for that year even if paid in the following year. It also includes amounts earned for that year under the First Virginia Banks, Inc. Profit Sharing Plan.

(3)	The Other Annual Compensation column (e) includes the amount of taxes paid by First Virginia for certain benefits.

(4)	Column (f) includes the number of stock options that were granted in 2002.

(5)	The All Other Compensation column (g) includes the amount paid by the employer under the First Virginia Banks, Inc. Employees Thrift Plan which, for each of the named officers, was $8,250. It also includes the amounts paid by the employer under the First Virginia Thrift Restoration and Deferred Compensation Plan. This plan provides supplemental retirement benefits for those key officers who are restricted from receiving further benefits under the Thrift Plan as a result of the limitation on pretax contributions imposed by the Internal Revenue Code. For 2002 these amounts were: for Mr. Fitzpatrick, $55,018; Mr. Beavers, $16,850; Mr. Bowman, $16,773; Mr. Brann, $13,243; and Mr. Jennings, $1,735. It also includes the premium amounts paid by the employer under the First Virginia Split Dollar Life Insurance Plan. For 2002 these amounts were: for Mr. Fitzpatrick, $20,370; Mr. Beavers, $13,678; Mr. Bowman, $4,818; Mr. Brann, $43,022; and Mr. Jennings, $4,071. It also includes the “above-market” earnings on deferred compensation earned during 2002. These amounts were: for Mr. Fitzpatrick, $3,833; Mr. Beavers, $3,881; Mr. Bowman, $735; Mr. Brann, $8,594; and Mr. Jennings, $1,745.

Stock Option Grants In 2002

      The following table shows for each of the named executive officers (1) the number of stock options that were granted during 2002, (2) out of the total number of options granted to all employees, the percentage granted to the named executive officer, (3) the exercise price, (4) the expiration date, and (5) the potential realizable value of the options, assuming that the market price of the underlying securities appreciates in value from the date of grant to the end of the option term, at annualized rates of 5% and 10%. No freestanding or tandem SARs were granted in 2002.

Stock Option Grants In 2002

		Percent of			Potential Realizable Value
	Number of	Total			at Assumed
	Securities	Options			Annual Rates of Stock
	Underlying	Granted to			Price Appreciation for
	Options	Employees	Exercise or		Option Term
	Granted (#	in Fiscal	Base Price	Expiration
Name	Shs.)(1)	Year(2)	($/Sh.)	Date	5% ($)	10% ($)

Barry J. Fitzpatrick	45,000	16.92	37.22	12/17/2012	1,053,336	2,669,359
Shirley C. Beavers, Jr.	22,500	8.46	37.22	12/17/2012	526,668	1,334,680
Richard F. Bowman	22,500	8.46	37.22	12/17/2012	526,668	1,334,680
Raymond E. Brann, Jr.	22,500	8.46	37.22	12/17/2012	526,668	1,334,680
Thomas P. Jennings	0	0	—	—	0	0

(1)	Options granted to the named executive officers in 2002 vest over the lesser of (a) a five-year period or (b) the period of time based on the normal retirement age of the executive. All of the options that were granted in 2002 include a provision that would accelerate the vesting of the options upon a “change in control” of First Virginia. For an explanation of the “change in control” provision, see “Certain Director Relationships and Plans Which Include Change in Control Arrangements.”

(2)	Options to purchase 266,000 of First Virginia Common Stock were granted to employees during 2002. No freestanding SARs were granted in 2002 to employees, and none of the options that were granted had any tandem SARs.

2002 Option Exercises and Yearend Values

      The table below shows for each of the named executive officers the number of shares of First Virginia Common Stock acquired upon the exercise of stock options during 2002, the value realized upon their exercise, the number of unexercised stock options at the end of 2002, and the value of unexercised “in-the-money” stock options at the end of 2002. Stock options are considered “in-the-money” if the fair market value of the underlying securities exceeds the exercise price of the option. Some of the stock options which were granted to First Virginia’s executive officers include a provision that would accelerate the vesting of the options upon a “change in control” of First Virginia.

Aggregated Options Exercises in 2002 and Yearend Options

			Number of Unexercised Options	Value of Unexercised In-the-
	Shares Acquired on		at Yearend (#) Exercisable/	Money Options at Year end
Name	Exercise (#)	Value Realized ($)	Unexercisable	($) Exercisable/Unexercisable

Barry J. Fitzpatrick	34,698	483,394	116,997/136,501	655,202/550,135
Shirley C. Beavers, Jr.	0	0	104,994/71,250	1,258,112/287,850
Richard F. Bowman	7,614	131,519	63,634/71,250	413,714/287,850
Raymond E. Brann, Jr.	4,500	104,814	87,748/66,000	776,412/259,449
Thomas P. Jennings	12,375	110,822	13,800/11,700	56,656/69,283

Pension and Thrift Plans and Supplemental Arrangements

      The table on the next page shows the estimated annual benefit payable upon retirement (assuming retiree elected single life only) under the First Virginia Pension Trust Plan and under the First Virginia Supplemental Pension Trust Plan based on specified remuneration and years of credited service classifications, assuming a participant retired on December 31, 2002, at age 65. Credited service in excess of thirty years is not taken into account in determining benefits under either plan.

Annual Benefits Under First Virginia’s Pension Trust Plan and
the First Virginia Supplemental Pension Trust Plan

Average Annual Pay	10 years	15 years	20 years	25 years	30 years

$200,000	$30,028	$45,042	$60,056	$75,070	$90,084
$300,000	$46,028	$69,042	$92,056	$115,070	$138,084
$400,000	$62,028	$93,042	$124,056	$155,070	$186,084
$500,000	$78,028	$117,042	$156,056	$195,070	$234,084
$600,000	$94,028	$141,042	$188,056	$235,070	$282,084
$700,000	$110,028	$165,042	$220,056	$275,070	$330,084
$800,000	$126,028	$189,042	$252,056	$315,070	$378,084
$900,000	$142,028	$213,042	$284,056	$355,070	$426,084
$1,000,000	$158,028	$237,042	$316,056	$395,070	$474,084
$1,100,000	$174,028	$261,042	$348,066	$435,070	$522,084
$1,200,000	$190,028	$285,042	$380,056	$475,070	$570,084
$1,300,000	$206,028	$309,042	$412,056	$515,070	$618,084
$1,400,000	$222,028	$333,042	$444,056	$555,070	$666,084

      Under the First Virginia Pension Trust Plan, a participant retiring at age 65 with 30 years of credited service under the Plan will receive a maximum annual pension benefit equal to 1.1% of average annual pay multiplied by 30 years of credited service plus 0.5% of average annual pay in excess of covered compensation multiplied by 30 years of credited service. The calculation of “average annual pay” is based on annual compensation for the highest five consecutive years out of the participant’s final 10 years of service. “Covered compensation” is calculated by multiplying the annual average of Social Security taxable wage base in effect for the 35 years ending with the last day of the year in which the participant attains Social Security retirement age. First Virginia also has the First Virginia Supplemental Pension Trust Plan for certain key employees which provides for the payment of supplemental pension benefits as a result of the IRS restrictions on benefits under the First Virginia Pension Trust Plan. All of the named executive officers (except for Mr. Fitzpatrick who would receive benefits at retirement under a separate Supplemental Compensation Agreement) participate in the Supplemental Pension Trust Plan.

      Remuneration or earnings determining pension benefits under both the Pension Trust Plan and the Supplemental Pension Trust Plan include salaries and bonuses (which are listed in the Summary Compensation Table) and any other taxable compensation. Compensation resulting from the exercise of nonqualified options, SARs, and deferred compensation are excluded from the computation of benefits under both plans. For purposes of determining benefits under the Pension Trust Plan, each of the named executives had the following years of service as of December 31, 2002 (30 years is the maximum): Mr. Fitzpatrick, 30 years; Mr. Beavers, 30 years; Mr. Bowman, 27.5 years; Mr. Brann, 30 years; and Mr. Jennings, 24.8 years. If a participant retired on December 31, 2002, at age 65, the participant would receive the pension benefits as determined by using the Summary Compensation and Pension Tables shown above in conjunction with the formula described in the previous paragraph.

      Mr. Fitzpatrick’s Supplemental Compensation Agreement (“Agreement”) provides him with supplemental retirement benefits in addition to those pension benefits he would receive from the First Virginia Pension Trust Plan. Under the Agreement, if he resigns, retires or leaves First Virginia for any reason, he is entitled to receive for the rest of his life, supplemental compensation equal to sixty percent of the average of his highest five years of annual salary and bonus, reduced by the amount he would receive under the First Virginia Pension Trust Plan. Highest annual salary includes salary and bonus and any profit sharing payments received under the First Virginia Profit Sharing Plan but does not include any other form of compensation that is not salary or bonuses, such as compensation arising from the exercise of SARs and nonqualified options. To avoid a possible doubling up of benefits from this Agreement and a separate Employment Agreement (see below), payments to Mr. Fitzpatrick pursuant to his Agreement would be delayed for three years upon a change of control. Should Mr. Fitzpatrick die, his spouse would be entitled to one-half of his total annual benefit for the rest of her life. Under his Agreement, once benefits begin to be paid, Mr. Fitzpatrick is to remain available to provide consulting and advisory services if he is physically and mentally capable of doing so. Furthermore, his benefits are forfeitable under certain circumstances.

      On December 31, 1996, Messrs. Fitzpatrick, Beavers, Bowman, Brann, and Jennings entered into employment agreements with First Virginia which provide for their continued employment for a three-year period following the date on which a “change of control” takes place (the “Employment Period”). These agreements require First Virginia (or any successor corporation) to employ the executive during the Employment Period following a change of control in a position with authority, duties and responsibilities at least commensurate to what the executive had prior to a change of control, and at compensation levels (including benefits) at least equal to what the executive was making prior to the change of control. If, during the first year of his Employment Period, the executive is terminated other than for “cause” or “disability” or the executive terminates his employment for “good reason” (as those terms are defined under the employment agreements), then First Virginia (or its successor) would pay the executive a lump sum equal to 2.99 times the sum of his annual base salary and bonus. If, during the second or third year of his Employment Period, the executive is terminated other than for cause or disability or terminates his employment for good reason, then First Virginia or its successor would pay the executive a lump sum equal to two times the sum of his annual base salary and bonus. During a thirty-day period after the first year, the executive could terminate his employment for any reason and receive two times the sum of his annual base salary and bonus. Furthermore, if any payments made under the agreements subject the executive to excise taxes under Internal Revenue Code Section 4999, such payments would be “grossed up” to put the executive in the same after-tax position as if no excise taxes had been imposed. On January 20, 2003, Messrs. Fitzpatrick, Beavers, Bowman and Brann entered into Special Pay Agreements with First Virginia which provide for a monetary payment to these employees on the Effective Date of the merger of First Virginia into BB&T as settlement of all rights and benefits under their employment agreements. Mr. Fitzpatrick would receive $3,601,200; Mr. Beavers, $1,433,535; Mr. Brann, $1,128,305 and Mr. Bowman, $1,144,500 under these Special Pay Agreements.

      Executive officers are eligible to participate in the First Virginia Banks, Inc. Employees’ Thrift Plan (“Thrift Plan”). Under the Thrift Plan, employees of First Virginia and its subsidiaries who have completed six months of service can contribute up to six percent of their compensation and receive matching employer contributions (after one year of service) equal to 50% of their employee contributions. Employees also can contribute up to an additional six percent of their compensation without receiving a matching contribution. For the years when First Virginia meets an earnings test under the Thrift Plan, employees can receive matching contributions equal to 75% of employee contributions. The Thrift Plan complies with Section 401(k) of the Internal Revenue Code so that employee contributions can be made on a pretax basis. Employees can direct the investment of their contributions and the matching employer contributions into one or more of three funds that are administered by the Trust and Asset Management Services Department of First Virginia Bank. Reference is made to Footnote 5 of the Summary Compensation Table for the amount of contributions made on behalf of the named executive officers under the Thrift Plan.

      First Virginia also maintains a First Virginia Thrift Restoration and Deferred Compensation Plan which provides supplemental retirement benefits for those key officers who are restricted from receiving further benefits under the Thrift Plan as a result of the limitation on pretax contributions imposed by the Internal Revenue Code. Under the First Virginia Thrift Restoration and Deferred Compensation Plan, executive officers can continue to make pretax contributions in excess of the IRS limits imposed on the Thrift Plan and receive matching contributions from First Virginia identical to what they would have received if they were in the Thrift Plan and there were no limitations on contributions. Reference is made to Footnote 5 of the Summary Compensation Table for the amount of the employer contributions made on behalf of the named executive officers under the First Virginia Thrift Restoration and Deferred Compensation Plan.

      Certain Director Relationships and Plans Which Include Change in Control Arrangements

      In 2003 directors of First Virginia who are not salaried officers will be paid an annual retainer of $16,500 per year and a fee of $1,300 for each meeting of the Board of Directors attended. Committee chairmen will receive $975 for each committee meeting they chair and other Committee members will receive $850 for each committee meeting they attend. Directors are reimbursed for out-of-town expenses incurred in connection with attendance at Board and Committee meetings.

      During 2002, Thomas K. Malone, Jr., former Chairman and Chief Executive Officer of First Virginia, was paid $153,132, under a supplemental compensation agreement, in addition to the amount he received from the First Virginia Pension Trust Plan and the fees he received as Director Emeritus for attending Board meetings. When requested, Mr. Malone is required to provide consulting services under his supplemental compensation agreement. Also, during 2002, Robert H. Zalokar, former Chairman and Chief Executive Officer of First Virginia, and Paul H. Geithner, Jr., former President and Chief Administrative Officer of First Virginia, were paid $521,316 and $282,527, respectively, under supplemental compensation agreements, in addition to amounts they received from the First Virginia Pension Trust Plan and their director fees. When requested, both Zalokar and Geithner are required to provide consulting services under their supplemental compensation agreements. First Virginia paid country club membership fees for Zalokar and Malone of $1,885 and $1,740, respectively, during 2002. During 2002, Virginia H. Brown, formerly Virginia H. Beeton, received $71,000 pursuant to her former spouse’s Supplemental Retirement Agreement with First Virginia, in addition to what she received from the First Virginia Pension Trust Plan. Her former spouse, Ralph A. Beeton, who is now deceased, was Chairman and Chief Executive Officer of First Virginia.

      First Virginia also has two key employee salary reduction deferred compensation plans, one of which began in 1983 and the other in 1986, and three directors deferred compensation plans, two of which also began in 1983 and 1986, and the other which began in 1998 (“Deferred Compensation Plans”). Under the 1983 and 1986 Deferred Compensation Plans, participants elect to defer some or all of their compensation from First Virginia, and First Virginia agrees to pay at normal retirement age or earlier (or to participant’s beneficiary or estate on participant’s death) a sum substantially in excess of what each participant has deferred. To fund the benefits under the 1983 and 1986 Deferred Compensation Plans, First Virginia has purchased life insurance policies on the lives of the participants, with First Virginia as the beneficiary. For the period ending December 31, 2002, none of the named executive officers of First Virginia deferred any compensation under the Deferred Compensation Plans. Under the 1998 Directors Deferred Compensation Plan, directors may defer their fees and receive earnings on those deferrals at the distribution date, the amount of which depends on the investment they choose.

      The 1983 Deferred Compensation Plans include a provision regarding “change in control.” If there is a “change in control” of First Virginia, and a director is terminated under the directors’ plan, or in the case of the employee plan, an employee is terminated “without cause” or the employee terminates his/her employment for “good reason,” as those terms are defined under the employee plan, then the director or employee, as the case may be, becomes entitled to receive his/her benefits under the 1983 Deferred Compensation Plans at retirement, notwithstanding the fact that his/her affiliation with First Virginia has terminated.

      First Virginia has a Split Dollar Life Insurance Plan (“Split Dollar Plan”) which currently includes certain executive employees of First Virginia including those named in the Summary Compensation Table. Under the Split Dollar Plan, an executive can purchase ordinary life insurance policies with coverage of at least two times what is projected to be the executive’s base salary at retirement, up to a limit of $1,000,000. A portion of the premiums will be loaned to the executives by First Virginia up to the later of ten years or the executive’s retirement date. At the end of this period, if assumptions about mortality, dividends and other factors are realized, First Virginia will recover all of its loans for premiums from the cash value of the policy. The policy will then be transferred to the executive, who will pay all further premiums, if any, under the policy. Executives who participate in the Split Dollar Plan forego any insurance coverage over $50,000 under the First Virginia Group Life Insurance Plan. The Split Dollar Plan includes a “change in control” provision which allows the executive to terminate the policy upon such an event.

      First Virginia’s Board of Directors approved in 1992 the establishment of a trust with JP Morgan Chase Bank as the trustee to partially secure the benefits of some of First Virginia’s nonqualified compensation plans, including the Deferred Compensation Plans and the First Virginia Thrift Restoration and Deferred Compen-

sation Plan, in case of a change in control. Under the trust agreement establishing the trust, if a “change in control” takes place, the trustee would pay the benefits under the covered compensation plans out of the trust assets that have been contributed to the trust by First Virginia, if First Virginia or its successor refused to pay the benefits. The trust is considered a “grantor trust” subject to the claims of First Virginia’s general creditors. For accounting purposes, the trust assets are considered corporate assets and, therefore, no balance sheet impact to First Virginia resulted from the establishment of the trust. The trust agreement does not include a provision which would accelerate the vesting or payment of any of the benefits under the covered compensation plans in case of a change in control.

      The 1983 Deferred Compensation Plans, the Split Dollar Plan, the above described trust agreement with JP Morgan Chase Bank, Mr. Fitzpatrick’s Supplemental Compensation Agreement, certain stock option agreements, and the above-described employment agreements all include change in control provisions. Under this definition, a change in control means: (a) an acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (a “Person”) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of First Virginia Common Stock or (ii) the combined voting power of the then outstanding voting securities of First Virginia entitled to vote generally in the election of directors (the “Outstanding First Virginia Voting Securities”); provided, however, that any acquisition directly from or by First Virginia or any acquisition by any employee benefit plan (or related trust) sponsored or maintained by First Virginia or an affiliated company or any acquisition by a company pursuant to a transaction which complies with clauses (i), (ii) and (iii) of (c) below would be excluded; or (b) individuals who, as of the date when the change in control provisions were adopted, constitute the Board (the “Incumbent Board”) of First Virginia, cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director whose election, or nomination for election by First Virginia’s shareholders, was approved by vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual was a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or (c) consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of First Virginia (a “Business Combination”), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the outstanding First Virginia Common Stock and Outstanding First Virginia Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns First Virginia or all or substantially all of First Virginia’s assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the outstanding First Virginia Common Stock and the outstanding First Virginia Voting Securities, as the case may be, (ii) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of First Virginia or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or the action of the Board, providing for such Business Combination; or (d) approval by the shareholders of First Virginia of a complete liquidation or dissolution of First Virginia.

Compensation Committee Interlocks and Insider Participation

      The current members of First Virginia’s Compensation and Benefits Committee are Edward M. Holland, Lawrence T. Jennings, Eric C. Kendrick, W. Lee Phillips, Jr., and Albert F. Zettlemoyer. As noted above, Edward M. Holland’s sister, Virginia H. Brown, receives a benefit pursuant to her former spouse’s Supplemental Retirement Agreement with First Virginia. Albert F. Zettlemoyer’s daughter is an officer of First Virginia Insurance Services, Inc., a subsidiary of First Virginia. None of the members of the Compensation and Benefits Committee served as members of the compensation committees of another entity. No executive officer of First Virginia served as a director of another entity that had an executive officer serving on First Virginia’s compensation committee. No executive officer of First Virginia served as a member of the compensation committee of another entity which had an executive officer who served as a director of First Virginia.

Compensation and Benefits Committee Report Concerning First Virginia’s Executive Compensation Policy

      The Compensation and Benefits Committee (the “Committee”) of the Board of Directors establishes the policy for the compensation of the executive officers of First Virginia. It is also responsible for administering most of First Virginia’s executive compensation programs. The Committee is composed entirely of outside directors who are not eligible to participate in any First Virginia executive compensation program.

      The overall goal of First Virginia’s compensation policy is to motivate, reward, and retain its key executive officers. The Committee believes this should be accomplished through an appropriate combination of competitive base salaries and, at times, both short-term and long-term incentives.

      The primary components of First Virginia’s executive compensation program are base salaries, bonuses (i.e., short-term compensation), and equity compensation (i.e., long-term compensation). Executive officers also participate in other broad-based employee compensation and benefit programs. In its determination of executive compensation, the Committee noted the potential effect of the one million dollar deduction limitation under Section 162(m) of the Internal Revenue Code but declined to alter its policy in determining executive compensation to meet the requirements for deductibility under Section 162(m) because the amount of compensation affected is not material.

Base Salary

      The Committee uses two primary factors to determine base salaries:

(1)	the degree of responsibility the executive officer has, the executive officer’s experience, and the number of years the executive officer has been in office; and

(2)	the compensation levels of corresponding positions at other banking companies.

      For those executive officers who are not among the five executive officers named in the Proxy Statement, the Committee considers surveys of salaries and other compensation information that it receives from First Virginia’s Human Resources Department to determine base salaries. For the five named executive officers, the committee compares their salaries with a “National Peer Group” of regional bank holding companies. This group consists of 20 bank holding companies with assets between $10 and $25 billion as defined by Keefe Bruyette and Woods, a New York securities firm which specializes in the banking and thrift industry. Base salaries for the named executive officers are then targeted to be the median salaries of corresponding positions in the National Peer Group. For 2002, Mr. Fitzpatrick’s annual base salary was $750,000 which was 97% of the median for salaries paid to his counterparts in the “National Peer Group”.

Short-Term Incentives/ Bonuses

      The Committee grants bonuses to the executive officers based on the extent to which First Virginia achieves or exceeds annual performance objectives. The Committee may award bonuses to the executive officers if First Virginia achieves a return on total average assets (ROA) of at least 1% (the same basis for determining payments of profit sharing to all employees). ROA generally is considered by the Committee to be the most important single factor in measuring the performance of a banking company, and achievement of a 1% ROA generally is considered by the Committee to be the minimum for a good performing banking company.

      Bonus awards are based on the following:

(a)	The Committee establishes target amounts each year for return on average assets (“ROA”), return on total stockholders’ equity (“ROE”), asset quality, and capital strength consistent with First Virginia’s Profit Plan target amounts. Up to 50% of an executive’s salary may be awarded if the corporation achieves an ROA equivalent to 80% or more of the ROA target amount for the year. For the chief executive officer, First Virginia would also have to achieve 80% of targeted amounts for ROE, asset quality as determined by the ratio of nonperforming assets to total loans (NPA ratio) and net loan charge-offs (CO ratio) and capital strength based on the average equity-to-asset ratio (Equity/ Asset ratio) and the Tier I risk-based capital ratio; and/or

(b)	Up to 30% of an executive’s salary may be awarded based on the degree to which First Virginia’s earnings, asset quality, and capital ratios exceed the average for the National Peer Group; and/or

(c)	Up to 20% of an executive’s salary may be awarded at the discretion of the Committee based on an individual executive’s performance.

      Within the above parameters, prior to the beginning of each year, the Committee establishes for the CEO a target bonus which is based on a projected return on assets for First Virginia. Toward the end of the year, the Committee considers a preliminary bonus after taking into account the target bonus, First Virginia’s actual return on assets for the first three quarters of the year, and a formula which is based on a set relationship between the actual versus the projected return on assets.

      The Committee then exercises its judgment in light of the foregoing parameters and other considerations, including the Committee’s view of individual performance and potential and the recommendations of the CEO (for executive officers other than the CEO), to establish a bonus for each executive officer. The Committee does not use a formula to determine a final bonus decision. Among other things, Mr. Fitzpatrick’s bonus reflected First Virginia’s success in achieving a 1.68% return on assets (for the first nine months) and the other above-described results. Consistent with the Committee’s desire to avoid a strict formula approach, the Committee’s conclusions were based on a subjective analysis of the factors noted above. The Committee believes that the use of the above approach provides a flexible yet effective method of motivating First Virginia’s management.

      Listed below are the annualized ratios for First Virginia and the National Peer Group based on results for the first nine months of 2002, the latest data available to the Committee at the time the incentive awards were made.

First Virginia

	Profit Plan or		National Peer
	Target Amount	Actual	Group

Earnings (Higher is better)
Return on Average Assets (ROA)	1.59	1.68	1.53
Return on Equity (ROE)	14.43	15.18	16.23
Asset Quality (Lower is better)
Nonperforming
Assets Ratio (NPA)	.28	.22	.62
Charge-Off Ratio (CO)	.20	.16	.34
Capital (Higher is better)
Equity/ Asset Ratio	10.25	11.19	8.76
Tier I Risk Based Capital	10.00	14.62	10.20

      First Virginia’s actual results were greater than 80% of the profit plan or target amount in every category and exceeded the National Peer Group in every category except Return on Equity. Based on all these factors, the Committee awarded Mr. Fitzpatrick a bonus of $600,000.

Long-Term Compensation/ Stock Options

      The Committee believes that the granting of stock options is the most appropriate form of long-term compensation for executives and that such awards of equity encourage the executive to achieve a significant ownership stake in the success of First Virginia.

      At the end of 2002, the Committee granted options covering a total of 266,000 shares of First Virginia Common Stock at $37.22 per share to the CEO and to certain officers. Most options that were awarded by the Committee vest over a five-year period in equal annual installments. Those optionees who are expected to retire in the next few years were awarded options that vest fully shortly before their anticipated retirement dates.

      The size of each option award was not based on a formula and did not necessarily correlate to the degree by which First Virginia’s results exceeded those of its National Peer Group or the amount of each executive’s current stock-based holdings. Instead, the size of each award was based on a number of factors, some of which were subjective, including the performance of the CEO and each executive officer and the degree of responsibility each executive officer has with First Virginia. Mr. Fitzpatrick received options covering 45,000 shares. The size of his grant was primarily based on the performance of First Virginia as described above.

Edward M. Holland

Lawrence T. Jennings
Eric C. Kendrick
W. Lee Phillips, Jr.
Albert F. Zettlemoyer

Comparison of Five-Year Cumulative Return

      The following performance chart compares the yearly percentage change in First Virginia’s cumulative total shareholder return on its Common Stock with (1) the cumulative total return of a broad market index that includes companies whose equity securities are traded on the same exchange or are of comparable market capitalization and (2) the cumulative total return of a published industry or line-of-business index.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

First Virginia Banks, Inc., S&P MidCap 400 and

KBW 50 Index (with dividends reinvested)

      First Virginia believes the most appropriate equity market indices to be used to measure the price performance of First Virginia’s Common Stock are the “S&P MidCap 400” and the “KBW 50.” First Virginia is included as a component of the S&P MidCap 400.

      The Standard & Poor’s MidCap 400 is comprised of 400 securities with market value between approximately $200 million and $4 billion. First Virginia considers it more representative of companies its size (year-end 2002 market capitalization of approximately $2.6 billion) than the S&P 500 index which is heavily dominated by large capitalization stocks (the 50 largest stocks account for 50% of the total value of the S&P 500). Also, financial stocks represent approximately 15% of the S&P MidCap 400 index.

      The KBW 50 is an index comprised of 50 banking companies, including all the money center banks and most large regional banks. It was developed by Keefe, Bruyette & Woods, a New York securities firm which specializes in the banking and thrift industry. The KBW 50 is considered more representative of price performance of the major banking companies in the United States. As is the case with the S&P MidCap 400 index, the KBW 50 is a market capitalization weighted index and assumes quarterly reinvestment of dividends.

Comparison of Return on Average Assets

      As indicated in the Compensation and Benefits Committee Report above, return on average assets (ROA) is an important factor for determining First Virginia’s performance and for determining short-term and long-term compensation for First Virginia’s executive officers. The following chart compares First Virginia’s ROA during the period 1998-2002 with the KBW Southern Regional Peer Group and with a local peer group consisting of Compass Bancshares, Hibernia Corporation, Mercantile Bankshares Corporation, First Tennessee National Corporation, Allfirst Financial Inc., National Commerce Financial Corporation and Riggs National Corporation. As noted in the Management Compensation and Benefits Committee Report, the Compensation Committee compared First Virginia’s ROA with both these groups as part of their evaluation of executive compensation.

COMPARISON OF RETURN ON AVERAGE ASSETS

First Virginia Banks, Inc., Southern Regional

and Local Peer Groups

Item 12	Security Ownership of Certain Beneficial Owners and Management

	Common Stock Beneficially Owned
	December 31, 2002
Name	and Percentage of Class(1)

Directors
Jennifer S. Banner	1,080
Edward L. Breeden, III	147,874	(2)
Barry J. Fitzpatrick	318,532	(3)
Paul H. Geithner, Jr.	62,759	(4)
L. H. Ginn, III	33,553	(5)
Edward M. Holland	81,949	(6)
Lawrence T. Jennings	450
Eric C. Kendrick	127,225	(7)
W. Lee Phillips, Jr.	19,771	(8)
Joseph W. Richmond, Jr.	600
Lynda S. Vickers-Smith	17,325	(9)
Robert H. Zalokar	287,344
Albert F. Zettlemoyer	5,000

Executive Officers
Shirley C. Beavers, Jr.	155,866	(10)
Richard F. Bowman	115,784	(11)
Raymond E. Brann, Jr.	153,246	(12)
Thomas P. Jennings	63,398	(13)

(1)	No director or executive officer owned as much as 1.0% of First Virginia Common Stock.

(2)	Includes 16,875 shares held indirectly by a corporation, of which Mr. Breeden is President, 85,893 shares held by two trusts, of which he is a trustee, and 33,930 shares held by two foundations, of which Mr. Breeden is Chairman of the Board and President.

(3)	Includes options to purchase 125,998 shares of common stock which are exercisable as of December 31, 2002 and within sixty days thereafter.

(4)	Includes 53,236 shares held in a revocable trust and 9,508 shares held indirectly through his spouse’s trust.

(5)	Includes 705 shares held indirectly through his souse’s Individual Retirement Account and 4,527 shares held by a trust of which Mr. Ginn is trustee.

(6)	Includes 7,750 shares held in two trusts in which he is the beneficiary and 7,500 shares in trust in which he is a co-trustee.

(7)	Includes 95,257 shares held in a revocable trust, 28,076 shares held by his spouse, and 3,889 shares held by a corporation of which Mr. Kendrick is a director and President.

(8)	Includes 8,250 shares held by a trust of which Mr. Phillips is a trustee.

(9)	Includes 16,875 shares held indirectly by a corporation of which Ms. Vickers-Smith is an officer and director (shared voting and investment power).

(10)	Includes options to purchase 109,495 shares of common stock which are exercisable as of December 31, 2002 and within sixty days thereafter.

(11)	Includes options to purchase 68,135 shares of common stock which are exercisable as of December 31, 2002 and within sixty days thereafter.

(12)	Includes options to purchase 92,249 shares of common stock which are exercisable as of December 31, 2002 and within sixty days thereafter.

(13)	Includes options to purchase 16,050 shares of common stock which are exercisable as of December 31, 2002 and within sixty days thereafter.

      As of December 31, 2002, directors and executive officers as a group beneficially owned 1,820,321 shares of Common Stock, representing approximately 2.5% of those shares outstanding (including shares covered by options exercisable as of December 31, 2002, and sixty days thereafter), and 100 shares of Preferred Stock, representing less than one percent of those shares outstanding. The total shares outstanding for the directors and executive officers as a group includes the shares held by two senior advisory directors and one Director Emeritus: Robert M. Rosenthal, Chairman and Chief Executive Officer, Rosenthal Automotive Organization, Josiah P. Rowe, III, President of The Free Lance-Star Publishing Co. of Fredericksburg, Va., and Thomas K. Malone, former Chairman and Chief Executive Officer of First Virginia. As of December 31, 2002, Mr. Rosenthal owned 46,224 shares of First Virginia Common Stock, Mr. Rowe owned 3,375 shares of First Virginia Common Stock and 100 shares of First Virginia Preferred Stock, and Mr. Malone owned 100,419 shares (including 22,780 shares owned by his spouse) of First Virginia Common Stock.

      On January 20, 2003, the corporation entered into an Agreement and Plan of Reorganization (the “Merger”) with BB&T Corporation (“BB&T”), pursuant to which the corporation will merge into BB&T. In the Merger, the corporation’s shareholders will receive 1.26 shares of BB&T common stock for each share of the corporation’s common stock. The transaction is expected to close in the third quarter of 2003. The combined organization will be the second largest bank in Virginia in deposit size and the 11th largest in the country.

Item 13     Certain Relationships and Related Transactions

      Messrs. Breeden and Holland are members of or are associated with law firms which have been in the last three years retained by subsidiaries of First Virginia, and Mr. Holland is associated with a law firm which, in the future, may be retained by subsidiaries of First Virginia.

      During the past year, certain of the directors and officers of First Virginia and their associates had loans outstanding from First Virginia’s banking subsidiaries. Each of these loans was made in the ordinary course of the lending bank’s business. In some cases in the past, where officers of First Virginia or its subsidiaries had to be relocated, residential mortgage loans were made by First Virginia at favorable interest rates. None of the named executive officers had any below-market-rate loans from First Virginia and none of them had any loans from any of First Virginia’s banking subsidiaries at favorable interest rates. All other loans have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

PART IV

Item 14	Controls and Procedures

      The corporation’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the corporation’s disclosure controls and procedures within 90 days of the filing of this annual report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the corporation’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements:

      The following consolidated financial statements and report of independent auditors of the corporation and its subsidiaries are in Part II, item 8 on the following pages:

Exhibits:

      The following exhibits have been filed with the Securities and Exchange Commission but are not included in this copy of Form 10-K. A copy of the Exhibits may be obtained by a written request to the Secretary of the Corporation:

(2)	Agreement and Plan of Reorganization dated January 20, 2003, between First Virginia Banks, Inc. and BB&T Corporation. The Plan omits annexes A through E, which include articles of merger and forms of various employment agreements. The corporation hereby agrees to furnish a copy of such instruments to the Commission upon its request.
(3)(i)	Restated Articles of Incorporation are incorporated by reference to Exhibit 3 of Form 10-Q for June 30, 1998.
(3)(ii)	Restated Bylaws as of December 18, 2002.
(3)	Reference is made to First Virginia’s Amendment to Form 8-A filed with the Commission on September 29, 1997 for a complete copy of the Amended and Restated Rights Agreement which describes the Rights which are attached to all common stock certificates.
Instruments defining the rights of holders of the corporation’s long-term debt are not filed herein because the total amount of securities authorized thereunder does not exceed 10% of consolidated total assets. The corporation hereby agrees to furnish a copy of such instruments to the Commission upon its request.
(10)	Supplemental compensation agreement for Mr. Barry J. Fitzpatrick is incorporated by reference to Exhibit 10 of the 1994 Annual Report on Form 10-K.
Amendment to Paragraph 1(a) of Barry J. Fitzpatrick’s Supplemental Compensation Agreement is incorporated by reference to Exhibit 10 of the 1995 Annual Report on Form 10-K.
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
Supplemental compensation agreement for Mr. Paul H. Geithner, Jr. is incorporated by reference to Exhibit 10 of the 1992 Annual Report on Form 10-K.

Supplemental compensation agreement for Mr. Thomas K. Malone, Jr. is incorporated by reference to Exhibit 10 of the 1992 Annual Report on Form 10-K.
Supplemental compensation agreement for Mr. Robert H. Zalokar is incorporated by reference to Exhibit 10 of the 1992 Annual Report on Form 10-K.
Employment agreements regarding “Change of Control” for Messrs. Barry J. Fitzpatrick, Shirley C. Beavers, Jr., Richard F. Bowman, Raymond E. Brann, Jr. and Thomas P. Jennings are incorporated by reference to Exhibit 10 of the 1996 Annual Report on Form 10-K.
Special Pay Agreements for Messrs. Barry J. Fitzpatrick, Shirley C. Beavers, Jr., Raymond E. Brann, Jr., and Richard F. Bowman.
Key Employee Salary Reduction Deferred Compensation Plans for 1983 and 1986 are incorporated by reference to Exhibit 10 of the 1992 Annual Report on Form 10-K.
Amendment to Article VI, Section 6.03 of the Key Employee Salary Reduction Deferred Compensation Plan is incorporated by reference to Exhibit 10 of the 1995 Annual Report on Form 10-K.
Directors’ Deferred Compensation Plans for 1983 and 1986 are incorporated by reference to Exhibit 10 of the 1992 Annual Report on Form 10-K.
1998 Directors’ Deferred Compensation Plan is incorporated by reference to Exhibit 10 of the 1999 Annual Report on Form 10-K.
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
1998 Stock Incentive Plan is incorporated by reference to Registration Statement Number 333-53698 on Form S-8 dated January 12, 2001.
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Auditors
(24)	Power of Attorney concerning Directors’ signatures
(99)(1)	Certification of Periodic Report by Barry J. Fitzpatrick
(99)(2)	Certification of Periodic Report by Richard F. Bowman

Reports on Form 8-K:

      No reports on Form 8-K were required to be filed during the last quarter of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed as of March 12, 2003, on its behalf by the undersigned, thereunto duly authorized.

FIRST VIRGINIA BANKS, INC.

By:	/s/ BARRY J. FITZPATRICK

Barry J. Fitzpatrick,
Chairman, President
and Chief Executive Officer

By:	/s/ RICHARD F. BOWMAN

Richard F. Bowman,
Executive Vice President,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as of March 12, 2003 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ BARRY J. FITZPATRICK Barry J. Fitzpatrick	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ RICHARD F. BOWMAN Richard F. Bowman	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Jennifer S. Banner	Director

/s/ EDWARD L. BREEDEN III* Edward L. Breeden, III	Director

/s/ PAUL H. GEITHNER, JR.* Paul H. Geithner, Jr.	Director

/s/ L. H. GINN III* L.H. Ginn, III	Director

/s/ EDWARD M. HOLLAND* Edward M. Holland	Director

/s/ LAWRENCE T. JENNINGS* Lawrence T. Jennings	Director

	Signature	Title

	/s/ ERIC C. KENDRICK* Eric C. Kendrick	Director

	/s/ W. LEE PHILLIPS, JR.* W. Lee Phillips, Jr.	Director

	Joseph W. Richmond, Jr.	Director

	/s/ LYNDA S. VICKERS-SMITH* Lynda S. Vickers-Smith	Director

	/s/ ROBERT H. ZALOKAR* Robert H. Zalokar	Director

	/s/ ALBERT F. ZETTLEMOYER* Albert F. Zettlemoyer	Director

*By:	/s/ THOMAS P. JENNINGS Thomas P. Jennings, Attorney-in-fact

March 12, 2003

I, Barry J. Fitzpatrick, certify that:

1.	I have reviewed this annual report on Form 10-K of First Virginia Banks, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 12, 2003

/s/ BARRY J. FITZPATRICK

Barry J. Fitzpatrick,
Chairman, President and
Chief Executive Officer

I, Richard F. Bowman, certify that:

1.	I have reviewed this annual report on Form 10-K of First Virginia Banks, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 12, 2003

/s/ RICHARD F. BOWMAN

Richard F. Bowman,
Executive Vice President,
Treasurer and Chief Financial Officer