Form 10-K/A
period 2002-12-31
FIRST VIRGINIA BANKS INC
filed 2003-03-18
CIK 37032

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Purpose of Amendment

      The purpose of this amendment to Form-10K is to replace the chart on Page 23 as a result of a printing error.

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

Average Deposits

(Millions of Dollars)

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

Financial Statements:

      The following consolidated financial statements and report of independent auditors of the corporation and its subsidiaries are in Part II, item 8 on the following pages:

Exhibits:

      The following exhibits have been filed with the Securities and Exchange Commission but are not included in this copy of Form 10-K/A. A copy of the Exhibits may be obtained by a written request to the Secretary of the Corporation:

(2)	Agreement and Plan of Reorganization dated January 20, 2003, between First Virginia Banks, Inc. and BB&T Corporation is incorporated by reference to Exhibit 2 of the 2002 Annual Report on Form 10-K. The Plan omits annexes A through E, which include articles of merger and forms of various employment agreements. The corporation hereby agrees to furnish a copy of such instruments to the Commission upon its request.
(3)(i)	Restated Articles of Incorporation are incorporated by reference to Exhibit 3 of Form 10-Q for June 30, 1998.
(3)(ii)	Restated Bylaws as of December 18, 2002 are incorporated by reference to Exhibit 3(ii) of the 2002 Annual Report on Form 10-K.
(4)	Reference is made to First Virginia’s Amendment to Form 8-A filed with the Commission on September 29, 1997 for a complete copy of the Amended and Restated Rights Agreement which describes the Rights which are attached to all common stock certificates.
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
Special Pay Agreements for Messrs. Barry J. Fitzpatrick, Shirley C. Beavers, Jr., Raymond E. Brann, Jr., and Richard F. Bowman are incorporated by reference to Exhibit 10 of the 2002 Annual Report on Form 10-K.
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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed as of March 17, 2003, on its behalf by the undersigned, thereunto duly authorized.

FIRST VIRGINIA BANKS, INC.

By:	/s/ BARRY J. FITZPATRICK

Barry J. Fitzpatrick,
Chairman, President
and Chief Executive Officer

By:	/s/ RICHARD F. BOWMAN

Richard F. Bowman,
Executive Vice President,
Treasurer and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as of March 17, 2003 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ BARRY J. FITZPATRICK Barry J. Fitzpatrick	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ RICHARD F. BOWMAN Richard F. Bowman	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Jennifer S. Banner	Director

/s/ EDWARD L. BREEDEN III* Edward L. Breeden, III	Director

/s/ PAUL H. GEITHNER, JR.* Paul H. Geithner, Jr.	Director

/s/ L. H. GINN III* L.H. Ginn, III	Director

/s/ EDWARD M. HOLLAND* Edward M. Holland	Director

/s/ LAWRENCE T. JENNINGS* Lawrence T. Jennings	Director

	Signature	Title

	/s/ ERIC C. KENDRICK* Eric C. Kendrick	Director

	/s/ W. LEE PHILLIPS, JR.* W. Lee Phillips, Jr.	Director

	Joseph W. Richmond, Jr.	Director

	/s/ LYNDA S. VICKERS-SMITH* Lynda S. Vickers-Smith	Director

	/s/ ROBERT H. ZALOKAR* Robert H. Zalokar	Director

	/s/ ALBERT F. ZETTLEMOYER* Albert F. Zettlemoyer	Director

*By:	/s/ CHRISTOPHER M. COLE Christopher M. Cole, Attorney-in-fact

March 17, 2003

I, Barry J. Fitzpatrick, certify that:

1.	I have reviewed this annual report on Form 10-K/A of First Virginia Banks, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

March 17, 2003

/s/ BARRY J. FITZPATRICK

Barry J. Fitzpatrick,
Chairman, President and
Chief Executive Officer

I, Richard F. Bowman, certify that:

1.	I have reviewed this annual report on Form 10-K/A of First Virginia Banks, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

March 17, 2003

/s/ RICHARD F. BOWMAN

Richard F. Bowman,
Executive Vice President,
Treasurer and Chief Financial Officer