Form 10-Q
period 2003-03-31
FIRST VIRGINIA BANKS INC
filed 2003-05-09
CIK 37032

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended                 Commission file number 1-6580
          March 31, 2003


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

     Indicate by check mark whether the registrant is an accelerated filer (as
     defined in Rule 12b-2 of the Act.)     [ X ] Yes  [   ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


               On March 31, 2003, there were 68,589,105 shares of common stock outstanding.



     This report contains a total of 24 pages.





                                    INDEX
                                                                  Page

                                                               ---------
     PART I - Financial Information


        Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - March 31,
              2003 and 2002, and December 31, 2002 (Unaudited)     3/ 4

           Condensed Consolidated Statements of Income - Three
              months ended March 31, 2003 and 2002 (Unaudited)     5/ 6

           Condensed Consolidated Statements of Shareholders'
              Equity - Three months ended March 31, 2003
              and 2002 (Unaudited)                                 7/ 8

           Condensed Consolidated Statements of Cash
              Flows - Three months ended March 31, 2003
              and 2002 (Unaudited)                                    9

           Notes to Condensed Consolidated Financial
              Statements (Unaudited)                              10/14


        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations          15/20

        Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                         21

        Item 4. Controls and Procedures                              21


     PART II - Other Information


        Item 6.  Exhibits and Reports on Form 8-K                    21













                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------
        (Dollars in thousands, except per share data)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

-------------------------------------------------------------------------------
                                               March 31  December 31  March 31
                                                 2003       2002        2002
-------------------------------------------------------------------------------

ASSETS
Cash and due from banks                    $   405,426   $ 370,387  $  285,248
Money market investments                       101,776     210,339     210,084
-------------------------------------------------------------------------------
Total cash and cash equivalents                507,202     580,726     495,332
-------------------------------------------------------------------------------
Securities - available for sale                904,044     925,699   1,426,149
Securities - held to maturity (fair values
  of $3,076,478, $2,863,619 and $1,768,149)  3,044,607   2,825,013   1,763,626
-------------------------------------------------------------------------------
Total securities                             3,948,651   3,750,712   3,189,775
-------------------------------------------------------------------------------
Loans, net of unearned income                6,272,838   6,377,866   6,553,729
Allowance for loan losses                      (69,850)    (71,013)    (72,823)
-------------------------------------------------------------------------------
Net loans                                    6,202,988   6,306,853   6,480,906
-------------------------------------------------------------------------------
Other earning assets                            35,003      36,383      31,768
Premises and equipment                         146,276     147,894     152,624
Intangible assets                              188,085     190,279     197,686
Accrued income and other assets                217,791     214,740     240,001
-------------------------------------------------------------------------------
Total assets                               $11,245,996 $11,227,587 $10,788,092
===============================================================================





















CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)(Continued)

-------------------------------------------------------------------------------
                                              March 31  December 31  March 31
                                                2003       2002        2002
-------------------------------------------------------------------------------

LIABILITIES
Deposits:
   Noninterest-bearing                     $ 2,150,372 $ 2,064,033  $1,867,819
   Interest-bearing:
        Interest checking                    1,897,706   1,878,680   1,716,809
        Money market                         1,482,164   1,468,356   1,272,783
        Savings                              1,168,407   1,126,497   1,095,193
        Consumer certificates of deposit     2,177,139   2,206,206   2,354,662
        Large denomination
          certificates of deposit              465,178     466,719     483,503
-------------------------------------------------------------------------------
Total deposits                               9,340,966   9,210,491   8,790,769
-------------------------------------------------------------------------------
Short-term borrowings                          567,898     617,589     638,994
Long-term debt                                   8,478      13,488      13,516
Accrued interest and other liabilities         161,488     147,674     172,141
-------------------------------------------------------------------------------
Total liabilities                           10,078,830   9,989,242   9,615,420
-------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $10 par value                     324         381         416
Common stock, $1 par value                      68,589      70,899      71,777
Capital surplus                                     -       19,406      51,470
Retained earnings                            1,096,123   1,141,923   1,059,329
Accumulated other comprehensive income (loss)    2,130       5,736     (10,320)
-------------------------------------------------------------------------------
Total shareholders' equity                   1,167,166   1,238,345   1,172,672
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity $11,245,996 $11,227,587 $10,788,092
===============================================================================

See notes to condensed consolidated financial statements.


















CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

-------------------------------------------------------------------------------
Three Months Ended March 31                                    2003     2002
-------------------------------------------------------------------------------

Interest income:
     Loans                                                  $104,563 $118,364
     Securities - available for sale                           9,404   18,669
     Securities - held to maturity                            24,893   20,812
     Money market investments                                  1,800    1,184
     Other earning assets                                        440      418
-------------------------------------------------------------------------------
Total interest income                                        141,100  159,447
-------------------------------------------------------------------------------

Interest expense:
     Deposits                                                 24,453   39,182
     Short-term borrowings                                       778    1,546
     Long-term debt                                              142      215
-------------------------------------------------------------------------------
Total interest expense                                        25,373   40,943
-------------------------------------------------------------------------------
Net interest income                                          115,727  118,504
Provision for loan losses                                      1,122    3,517
-------------------------------------------------------------------------------
Net interest income after provision
 for loan losses                                             114,605  114,987
-------------------------------------------------------------------------------




























CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Continued)

-------------------------------------------------------------------------------
Three Months Ended March 31                                   2003      2002
-------------------------------------------------------------------------------

Net interest income after provision
 for loan losses                                             114,605  114,987
-------------------------------------------------------------------------------
Noninterest income:
    Service charges on deposit accounts                       17,317   16,921
    Electronic banking service fees                            4,949    4,469
    Trust and asset management fees                            3,503    3,367
    Insurance premiums and commissions                         2,198    2,342
    Other                                                      7,765    6,146
    Securities gains                                           5,806      -
-------------------------------------------------------------------------------
Total noninterest income                                      41,538   33,245
-------------------------------------------------------------------------------

Noninterest expense:
    Salaries and employee benefits                            50,709   50,381
    Occupancy                                                  6,923    7,175
    Equipment                                                  7,863    8,368
    Amortization of intangibles                                2,194    2,262
    Other                                                     15,502   16,569
    Merger related expense                                     2,000      -
-------------------------------------------------------------------------------
Total noninterest expense                                     85,191   84,755
-------------------------------------------------------------------------------
Income before income taxes                                    70,952   63,477
Provision for income taxes                                    24,720   21,258
-------------------------------------------------------------------------------
Net income                                                  $ 46,232 $ 42,219
===============================================================================

Net income per share of common stock:
    Basic                                                   $    .66 $    .59
    Diluted                                                      .66      .59

Average shares of common stock outstanding:
    Basic                                                     69,919   71,769
    Diluted                                                   70,405   72,158

See notes to condensed consolidated financial statements.










CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(Unaudited)(Continued)

-------------------------------------------------------------------------------
                                                            Accum-
                                                            ulated
                                                            Other
                                                            Compre-    Total
                         Pre-                               hensive    Share-
                        ferred Common  Capital  Retained    Income    holders'
                         Stock  Stock  Surplus  Earnings    (Loss)     Equity
-------------------------------------------------------------------------------

Balance January 1, 2002 $  421 $71,740 $51,046 $1,036,257  $(6,978) $1,152,486
Comprehensive income:
  Net income                                       42,219               42,219
  Unrealized losses on
    securities available for
    sale                                                    (3,342)     (3,342)
                                                                    -----------
Total comprehensive income                                              38,877
                                                                    -----------

Conversion of preferred
  to common stock           (5)      3       2                            -
Issuance of shares for
  stock options                     81   1,914                           1,995
Common stock purchased
  and retired                      (47) (1,492)                         (1,539)
Dividends declared:
  Preferred stock                                      (7)                  (7)
  Common stock
    $0.2667 per share                             (19,140)             (19,140)
-------------------------------------------------------------------------------
Balance March 31, 2002  $  416 $71,777 $51,470 $1,059,329 $(10,320) $1,172,672
===============================================================================
















CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(Unaudited)(Continued)

-------------------------------------------------------------------------------
                                                            Accum-
                                                            ulated
                                                            Other
                                                            Compre-    Total
                         Pre-                               hensive    Share-
                        ferred Common  Capital  Retained    Income    holders'
                         Stock  Stock  Surplus  Earnings    (Loss)     Equity
-------------------------------------------------------------------------------

Balance January 1, 2003 $  381 $70,899 $19,406 $1,141,923  $ 5,736  $1,238,345
Comprehensive income:
  Net income                                       46,232               46,232
  Unrealized losses on
    securities available for
    sale                                                    (3,606)     (3,606)
                                                                    -----------
Total comprehensive income                                              42,626
                                                                    -----------

Conversion of preferred
  to common stock          (57)    18       39                            -
Issuance of shares for
  stock options                    66    1,954                           2,020
Common stock purchased
  and retired                  (2,394) (21,399)   (72,822)             (96,615)
Dividends declared:
  Preferred stock                                      (5)                  (5)
  Common stock
    $0.28 per share                               (19,205)             (19,205)
-------------------------------------------------------------------------------
Balance March 31, 2003  $ 324  $68,589    -    $1,096,123 $  2,130  $1,167,166
===============================================================================

See notes to condensed consolidated financial statements.




















CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

-------------------------------------------------------------------------------
Three Months Ended March 31                                   2003       2002
-------------------------------------------------------------------------------


Net cash provided by operating activities                  $ 70,411   $ 48,115
-------------------------------------------------------------------------------
Investing activities:
     Proceeds from the sale of available
        for sale securities                                 691,347     35,427
     Proceeds from the maturity of held to
        maturity securities                               1,842,940    264,113
     Purchases of available for sale securities            (671,575)    (9,972)
     Purchases of held to maturity securities            (2,063,540)  (388,314)
     Net(increase) decrease in loans                        102,742    (45,800)
     Purchases of premises and equipment                     (3,093)    (2,906)
     Sales of premises and equipment                          4,078        943
     Other                                                   (8,127)    (4,337)
-------------------------------------------------------------------------------
Net cash used for investing activities                     (105,228)  (150,846)
-------------------------------------------------------------------------------
Financing activities:
     Net increase in deposits                               130,475    141,133
     Net decrease in short-term borrowings                  (49,691)      (357)
     Principal payments on long-term debt                    (5,010)    (6,010)
     Common stock purchased and retired                     (96,615)    (1,539)
     Proceeds from issuance of common stock                   2,020      1,995
     Cash dividends paid                                    (19,886)   (19,138)
-------------------------------------------------------------------------------
Net cash provided used for financing activities             (38,707)   116,084
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        (73,524)    13,353
Cash and cash equivalents at beginning of year              580,726    481,979
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $507,202   $495,332
===============================================================================
Cash paid for:
     Interest                                              $ 26,007   $ 47,323
     Income taxes                                             2,734      3,591
===============================================================================

See notes to condensed consolidated financial statements.












NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands, except per share data)

1. GENERAL

     The foregoing unaudited consolidated financial statements include the accounts of the corporation and all of its subsidiaries. The corporation's subsidiaries are predominantly engaged in banking activities. Foreign banking activities and operations other than banking are not significant. All material intercompany transactions and accounts have been eliminated. The unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for each of the periods presented. Certain amounts previously reported in 2002 have been reclassified for comparative purposes. These reclassifications are immaterial and had no effect on net income or shareholders' equity.

     Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the corporation's annual report to stockholders on Form 10-K/A for the year ended December 31, 2002.

     The corporation adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS
148). These statements allow an entity to continue to measure compensation cost for these plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The corporation has elected to follow APB 25 and related interpretations in accounting for its employee stock options.

     Pro forma information regarding net income and earnings per share as required by SFAS 123 and SFAS 148 has been determined as if the corporation had accounted for its employee stock options under the fair-value method. The fair value of all currently outstanding options was estimated at the date of the grant using a Black-Scholes option pricing model. Pro forma results for 2003 and 2002 are as follows:

------------------------------------------------------------------------------
Three Months Ended March 31                    2003                2002
------------------------------------------------------------------------------
Reported net income                          $46,232             $42,219
Pro forma stock-based compensation expense
     based on FAS 123 (net of tax)               460                 426
------------------------------------------------------------------------------
Pro forma net income                         $45,772             $41,797
==============================================================================
Net income per share
   Basic-as reported                         $   .66             $   .59
   Basic-pro forma                               .65                 .58

   Diluted-as reported                           .66                 .59
   Diluted-pro forma                             .65                 .58

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. PROPOSED MERGER

     On January 20, 2003, The corporation entered into an Agreement and Plan of Reorganization (the "Merger"), with BB&T corporation("BB&T"), pursuant to which the corporation will merge into BB&T. In the Merger, the corporation's shareholders will receive 1.26 shares of BB&T common stock for each share of the corporation's common stock. The transaction, which is subject to regulatory and shareholder approval, is expected to close in the third quarter of 2003.

3. SECURITIES

     The following reflects the amortized cost of securities and the related approximate fair values:

-------------------------------------------------------------------------------
                                        March 31, 2003         March 31, 2002
-------------------------------------------------------------------------------
                                    Amortized     Fair     Amortized    Fair
                                       Cost       Value       Cost      Value
-------------------------------------------------------------------------------

Available for sale:
U.S. Government and its agencies   $  671,575 $  672,877 $  993,467 $  980,300
Mortgage-backed securities
 of U.S. Government agencies          229,159    231,167    439,328    434,631
Other                                      -          -       9,395     11,218
-------------------------------------------------------------------------------
    Total                          $  900,734 $  904,044 $1,442,190 $1,426,149
===============================================================================


-------------------------------------------------------------------------------
                                        March 31, 2003         March 31, 2002
-------------------------------------------------------------------------------
                                    Amortized     Fair     Amortized    Fair
                                       Cost       Value       Cost      Value
-------------------------------------------------------------------------------

Held to maturity:
U.S. Government and its agencies   $2,544,662 $2,559,614 $1,117,654 $1,120,246
Mortgage-backed securities
 of U.S. Government agencies          225,312    234,039    295,145    292,890
State and municipal obligations       272,590    280,678    348,760    352,921
Other                                   2,043      2,147      2,067      2,092
-------------------------------------------------------------------------------
    Total                          $3,044,607 $3,076,478 $1,763,626 $1,768,149
===============================================================================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

4. LOANS

     Loans consisted of:

-------------------------------------------------------------------------------
March 31                                                   2003          2002
-------------------------------------------------------------------------------

Consumer
   Automobile                                         $2,902,562    $3,207,777
   Home equity, fixed- and variable-rate                 605,747       725,702
   Revolving credit loans                                 35,207        34,399
   Other                                                 122,121       148,559
Commercial                                               774,437       871,888
Construction and land development                        108,668       128,644
Real estate
   Commercial mortgage                                   717,216       645,098
   Residential mortgage                                1,006,880       791,662
-------------------------------------------------------------------------------
Total loans, net of unearned income                   $6,272,838    $6,553,729
===============================================================================

5. ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses was:

-------------------------------------------------------------------------------
Three Months Ended March 31                                    2003     2002
-------------------------------------------------------------------------------

Balance at beginning of period                               $71,013  $71,937
Provision charged to operating expense                         1,122    3,517
-------------------------------------------------------------------------------
Balance before charge-offs                                    72,135   75,454
Charge-offs                                                    3,325    3,572
Recoveries                                                     1,040      941
-------------------------------------------------------------------------------
Balance at March 31                                          $69,850  $72,823
===============================================================================

Percentage of annualized net
   charge-offs to average loans                                  .14%     .16%

Percentage of allowance for loan
   losses to period-end loans                                   1.11     1.11


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

6. FEDERAL INCOME TAX

     A reconcilement of income tax computed at the federal statutory tax rates to the provision for income taxes is as follows:

-------------------------------------------------------------------------------
Three Months Ended March 31                            2003           2002
-------------------------------------------------------------------------------
                                                   Amount  Pct    Amount  Pct
-------------------------------------------------------------------------------

Statutory rate                                    $24,833 35.0%  $22,217 35.0%
Nontaxable interest on
 municipal obligations                             (1,160)(1.6)   (1,313)(2.0)
State taxes, net of
 Federal tax benefit                                  540  0.7       273  0.4
Other items                                           507  0.7        81  0.1
-------------------------------------------------------------------------------
Effective rate                                    $24,720 34.8%  $21,258 33.5%
===============================================================================

7. PREFERRED AND COMMON STOCK

     There are 3,000,000 shares of preferred stock, par value $10.00 per share, authorized. The following four series of cumulative convertible stock were outstanding:

-------------------------------------------------------------------------------
                                           March 31    December 31    March 31
       Series    Dividends                   2003         2002          2002
-------------------------------------------------------------------------------
         A           5%                     12,210        14,357       15,490
         B           7%                      2,430         2,950        3,290
         C           7%                      3,840         4,936        5,036
         D           8%                     13,923        15,825       17,748
-------------------------------------------------------------------------------
Total preferred shares                      32,403        38,068       41,564
===============================================================================
     The Series A, Series B and Series D shares are convertible into two and one-fourth shares of common stock, and the Series C shares are convertible into one and eight-tenths shares of common stock. The corporation redeemed all preferred stock outstanding as of May 1, 2003, for $10 per share.

     There are 175,000,000 shares of common stock, par value $1.00 per share, authorized and 68,589,105, 70,898,919 and 71,776,776 shares were outstanding at March 31, 2003, December 31, 2002, and March 31, 2002, respectively. Options to purchase 1,805,194 shares of common stock were outstanding on March 31, 2003. A total of 4,340,353 shares of common stock were reserved at March 31, 2003: 106,766 shares for the conversion of preferred stock and 4,233,587 shares for stock options.

     The corporation completed a three-for-two stock split through a 50% stock dividend issued on August 16, 2002. All share and per-share amounts have been adjusted accordingly.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

8. EARNINGS PER SHARE

     Earnings per share computations are as follows:

-------------------------------------------------------------------------------
Three Months Ended March 31                                    2003     2002
-------------------------------------------------------------------------------

Basic:
Net income                                                   $46,232  $42,219
Preferred stock dividends                                          5        7
-------------------------------------------------------------------------------
Net income applicable to common stock                        $46,227  $42,212
-------------------------------------------------------------------------------

Average common shares outstanding (000s)                      69,919   71,769

Earnings per share of common stock                           $   .66  $   .59
===============================================================================

Diluted:
Net income                                                   $46,232  $42,219

Average common shares outstanding (000s)                      69,919   71,769
Dilutive effect of stock options (000s)                          124      138
Conversion of preferred stock (000s)                             362      251
-------------------------------------------------------------------------------
Total average common shares (000s)                            70,405   72,158
-------------------------------------------------------------------------------
Earnings per share of common stock                           $   .66  $   .59
===============================================================================

   Options which were not included in the calculation of diluted earnings per share because the options' exercise price was greater than the average market price were:

-------------------------------------------------------------------------------
Three Months Ended March 31                                   2003      2002
-------------------------------------------------------------------------------
Options (000s)                                                  -         269
Weighted average price                                          -     $ 34.87
-------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------
        (Dollars in thousands, except per share data)

QUARTERLY RESULTS:

     First Virginia Banks, Inc. reported a 12% increase in 2003 first quarter earnings per share to $.66 compared to $.59 earned in the 2002 first quarter. The return on average assets increased to 1.68% compared to 1.60% in the prior year's first quarter, and the return on average shareholders' equity increased to 15.23% compared to 14.47% in 2002. Net income for the quarter totaled $46.232 million compared to $42.219 million in 2002's first quarter. All 2002 per-share numbers have been adjusted to reflect the August 16, 2002, three-for-two stock split.

     Total assets at the end of the quarter hit a new high of $11.246 billion compared to $10.788 billion a year ago. Average loans during the first quarter declined 3% to $6.314 billion compared to $6.506 billion in the prior year's first quarter and were down 2% compared to $6.433 billion in the fourth quarter of 2002. However, the lowest interest rates in years encouraged both consumers and businesses to refinance their existing real estate loans, producing strong demand in that area. Average outstanding real estate loans increased by 19% compared to the prior year's first quarter and were up at an annualized rate of 17% over the fourth quarter. In the current economic climate, businesses have sufficient capacity and liquidity to handle most routine cash needs, so commercial loan demand continues to be weak. Consumer lending was negatively impacted by the severe weather in the corporation's market area during the first quarter and by a spending slowdown reflecting concerns associated with the war in Iraq. As a result, average installment loans declined 9% compared to the prior year's first quarter, with automobile loans down 7%. Home equity loans were down 22% representing refinance activity into longer-term real estate loans.

     Average deposits increased 5% to $9.082 billion compared to the prior year's first quarter of $8.622 billion and were up slightly compared to the fourth quarter. The majority of the growth came in lower cost transaction and savings accounts. Average demand deposit and interest checking accounts increased 10% compared to the prior year's first quarter while money market accounts increased 22%. Average consumer savings accounts also showed moderately strong growth, increasing 7% compared to the prior year. Higher cost certificates of deposit declined 8% during the first quarter compared to the prior year's first quarter. While interest rates were stable during the first quarter, they were at 40-year lows, placing significant downward pressure on First Virginia's net interest margin. Loans and investments made in prior years at higher rates continued to mature and proceeds were reinvested at these lower rates. As a consequence, the yield on earning assets, led by a 125 basis point drop in the yield on the corporation's investment portfolio, declined 105 basis points in the first quarter compared to the prior year's first quarter. The cost of funds, on the other hand, declined 89 basis points and, combined with the decline in the yield on earning assets, lowered the net interest margin to 4.61%.

     First Virginia continues to maintain its record for excellent asset quality. Net charge-offs in the first quarter were $2.285 million or .14% of average loans compared to $2.631 million or .16% of average loans in the first quarter of 2002. Nonperforming assets remained at a record low level, declining to .20% of outstanding loans or $12.803 million compared to .30% or $19.898 million at the end of the prior year's first quarter. Loans past due 90 days or more declined to $8.842 million or .14% of loans at March 31, 2003, compared to $10.105 million or .16% of loans at December 31, 2002, and $11.249 million or ..17% of loans at March 31, 2002. All of these ratios are significantly below national peer group averages. The allowance for loan losses remained unchanged at 1.11%. The provision for loan losses declined during the quarter to $1.122 million compared to $3.517 million in the prior year's first quarter as a consequence of lower net charge-offs, lower nonperforming and delinquent loans as well as a slowdown in new loan demand. The corporation continues to have no exposure to international loans or shared national credits.

     A summary of nonperforming and delinquent loans is as follows:

-----------------------------------------------------------------------------
March 31                                                   2003        2002
-----------------------------------------------------------------------------
Nonaccruing loans                                        $10,482     $17,801
Restructured loans                                           497         915
Properties acquired by foreclosure                         1,824       1,902
-----------------------------------------------------------------------------
Total nonperforming assets                               $12,803     $19,898
=============================================================================
Percentage of total loans and foreclosed real estate         .20%        .30%
Loans 90 days past due and still accruing interest       $ 8,842     $11,249
Percentage of total loans                                    .14%        .17%
=============================================================================

     Noninterest income increased 25% compared to the first quarter of 2002. Excluding a $5.806 million pretax gain from the sale of equity securities of a bank acquired by another financial institution, noninterest income increased 7% from the prior year's first quarter. Service charge income from commercial accounts increased 9% and internet banking income rose 30%; however, overall service fee income on deposit accounts increased only 2% as adverse weather negatively impacted consumer activity-based fees. Electronic banking income increased 11%, led by a 29% increase in income from the corporation's CheckCard product. Insurance income declined 6% compared to the prior year's first quarter, the result of a 41% decline in credit insurance fees that were impacted by new regulations effective in late 2002 which dramatically reduced the corporation's ability to sell credit insurance on consumer debt. Commission income from insurance brokerage sales increased 20% during the quarter, confirming the success of the corporation's sales effectiveness of these products. Other miscellaneous income increased 26% due to increases in credit card commissions, mortgage fee income and other miscellaneous categories of income.

     Noninterest expense was virtually unchanged compared to the prior year's first quarter, with total expenses of $85.191 million in 2003 versus $84.755 million in 2002. Excluding a $2.000 million non-tax-deductible investment banking fee paid in connection with the proposed merger with BB&T Corporation, noninterest expense actually declined 2% compared to the prior year, maintaining the corporation's tradition of strong expense control and producing an efficiency ratio of 52.9% versus 53.7% in 2002. Total employment costs increased less than 1% as lower health care costs offset a 125% increase in pension expense to $1.679 million. The corporation's effective tax rate for the first quarter of 2003 increased to 34.8% compared to 33.5% in the prior year's first quarter. This increase was a result of the investment banking fee and state income taxes on the securities gains.

     Total shareholders' equity was $1.167 billion at March 31, 2003, compared to $1.173 billion at March 31, 2002. Net book value per share increased 4% to $17.01 compared to $16.33 at the end of the prior year's first quarter. The corporation's Tier 1 capital leverage ratio was 9.05%, maintaining First Virginia's position as one of the best capitalized banks in the nation. During the first quarter, the corporation repurchased 2,381,150 shares of stock, thus completing the program authorized by the Board of Directors in September 1999. In February, a new repurchase program of 3,000,000 shares was approved and on March 31, 2003 the corporation had 2,053,400 shares remaining in this program. At the end of the quarter, there were 68.589 million shares of common stock outstanding.

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

AVERAGE BALANCES AND INTEREST RATES (Unaudited)

-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
Three Months Ended March 31, 2003            Balance    Expense      Rate
-------------------------------------------------------------------------

ASSETS
Interest-earning assets
  Securities
    Available for sale*                   $   991,230   $  9,398     3.79%
    Held to maturity*                       2,343,964     25,894     4.42
                                           ----------   --------
      Total securities                      3,335,194     35,292     4.23
                                           ----------   --------
  Loans, net of unearned income
    Installment                             3,747,437     61,438     6.63
    Real estate                             1,678,406     29,975     7.23
    Other*                                    888,173     13,900     6.33
                                           ----------   --------
      Total loans                           6,314,016    105,313     6.75
                                           ----------   --------
  Money market investments                    583,568      1,800     1.25
  Other earning assets*                        35,049        441     5.03
                                           ----------   --------
      Total earning assets and income     $10,267,827    142,846     5.61
                                           ==========   --------
Interest-bearing liabilities
  Interest checking                       $ 1,859,292        965     0.21
  Money market                              1,478,669      3,700     1.01
  Savings                                   1,143,388        932     0.33
  Consumer certificates of deposit          2,190,379     15,474     2.87
  Large denomination
       certificates of deposit                456,995      3,382     3.00
                                           ----------   --------
      Total interest-bearing deposits       7,128,723     24,453     1.39
  Short-term borrowings                       577,889        778      .55
  Long-term debt                                9,928        142     5.73
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense              $ 7,716,540     25,373     1.33
                                           ==========   --------
Net interest income and net interest margin             $117,473     4.61%
                                                        ========
*Fully taxable-equivalent basis

Other average balances
  Noninterest-bearing deposits            $ 1,053,336
  Preferred shareholders' equity                  378
  Common shareholders' equity               1,213,704
  Total assets                             11,029,927




AVERAGE BALANCES AND INTEREST RATES (Unaudited)

-------------------------------------------------------------------------
                                                        Interest
                                             Average    Income/
Three Months Ended March 31, 2002            Balance    Expense      Rate
-------------------------------------------------------------------------

ASSETS
Interest-earning assets
  Securities
    Available for sale*                   $ 1,439,798   $ 18,714     5.20%
    Held to maturity*                       1,533,772     22,028     5.75
                                           ----------   --------
      Total securities                      2,973,570     40,742     5.48
                                           ----------   --------
  Loans, net of unearned income
    Installment                             4,113,205     74,798     7.35
    Real estate                             1,406,085     27,590     7.94
    Other*                                    987,198     16,702     6.85
                                           ----------   --------
      Total loans                           6,506,488    119,090     7.40
                                           ----------   --------
  Money market investments                    274,466      1,184     1.75
  Other earning assets*                        28,365        418     5.89
                                           ----------   --------
      Total earning assets and income     $ 9,782,889    161,434     6.66
                                           ==========   --------
Interest-bearing liabilities
  Interest checking                       $ 1,682,658      1,015     0.24
  Money market                              1,212,319      5,390     1.80
  Savings                                   1,067,896      1,976     0.75
  Consumer certificates of deposit          2,393,453     25,406     4.30
  Large denomination
       certificates of deposit                494,260      5,395     4.43
                                           ----------   --------
      Total interest-bearing deposits       6,850,586     39,182     2.32
  Short-term borrowings                       621,918      1,546     1.01
  Long-term debt                               15,323        215     5.62
                                           ----------   --------
      Total interest-bearing liabilities
        and interest expense              $ 7,487,827     40,943     2.22
                                           ==========   --------
Net interest income and net interest margin             $120,491     4.96%
                                                        ========
*Fully taxable-equivalent basis

Other average balances
  Noninterest-bearing deposits            $ 1,771,902
  Preferred shareholders' equity                  420
  Common shareholders' equity               1,167,005
  Total assets                             10,584,058




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

            As of March 31, 2003, there have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 2002 in the corporation's annual report on Form 10-K/A.


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



                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     a) The following exhibits are filed as part of this report:

          99-1 Certification of Periodic Report by Barry J. Fitzpatrick

          99-2 Certification of Periodic Report by Richard F. Bowman


     b) The following reports on Form 8-K were filed during the quarter ended March 31, 2003:

          January 22, 2003, reporting a proposed merger with BB&T
          Corporation.

          February 26, 2003, reporting a new authorization for a stock repurchase program.

          March 12, 2003, reporting a call for redemption of all outstanding shares of preferred stock.



              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its principal financial officer hereunto duly authorized.


                                            FIRST VIRGINIA BANKS, INC.


                                             /s/ Richard F. Bowman
         May 9, 2003                        --------------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003
                                   /s/  Barry J. Fitzpatrick
                                  --------------------------
                                   Barry J. Fitzpatrick
                                   Chairman, President and
                                   Chief Executive Officer
I, Richard F. Bowman, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003
                                   /s/ Richard F. Bowman
                                   --------------------------
                                   Richard F. Bowman
                                   Executive Vice President, Treasurer and
                                   Chief Financial Officer

                                                              Exhibit 99-1


                         Certification of Periodic Report

I, Barry J. Fitzpatrick, Chairman, President and Chief Executive Officer of First Virginia Banks, Inc. (the Corporation), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1. the Quarterly Report on Form 10-Q of the Corporation for the quarterly period ended March 31, 2003, (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Dated: May 9, 2003

                                        /s/ Barry J. Fitzpatrick
                                        _________________________
                                        Barry J. Fitzpatrick
                                        Chairman, President and Chief Executive
                                        Officer

































                                                               Exhibit 99-2


                         Certification of Periodic Report

I, Richard F. Bowman, Executive Vice President, Treasurer and Chief Financial Officer of First Virginia Banks, Inc. (the Corporation), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1. the Quarterly Report on Form 10-Q of the Corporation for the quarterly period ended March 31, 2003, (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Dated: May 9, 2003

                                             /s/ Richard F. Bowman
                                            _________________________
                                             Richard F. Bowman
                                             Executive Vice President, Treasurer
                                             and Chief Financial Officer